Form 10-K
period 2014-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2015-02-27
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,182.3 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 25, 2015 was 32,778,546.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 22, 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I

ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries, unless the context suggests otherwise.
Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical technology. The Company employs approximately 3,400 people around the world who are dedicated to limiting uncertainty for surgeons, so that they can concentrate on providing the best patient care. Integra offers innovative solutions, including leading regenerative technologies, specialty surgical solutions, orthopedics and tissue technologies, and spine hardware and orthobiologics. Revenues grew to $928.3 million in 2014, an increase of 11% from $836.2 million in 2013.
Integra was founded on a technology platform to repair and regenerate tissue with engineered collagen devices. The Company has developed numerous product lines for applications ranging from burn and deep tissue wounds to regeneration of dura mater in the brain and repair of nerve and tendon. Over the past 25 years, Integra has grown by building upon this core regenerative technology, acquiring businesses in markets with overlapping customer bases, and developing products to further meet the needs of our target customers.
VISION
We aspire to be a multi-billion dollar, diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete.
STRATEGY
Our strategy is built around three pillars - optimize, execute, and accelerate growth. These three pillars support our strategic initiatives to optimize our infrastructure, deliver on our commitments through improved planning and communication, and grow by introducing new products to the market through internal development, geographic expansion, and strategic acquisitions.
This is an essential strategic approach for two reasons. First, the costs inherent in operating a medical technology company have increased at an accelerating rate in recent years and continue to rise. Scale is therefore correlated with rates of profitability in our industry. Second, our operating footprint is more complex and less efficient than it needs to be, in part because we have not taken full advantage of the more than 40 acquisitions in our history. While we have demonstrated that we can quickly and profitably integrate new products and businesses, and have an active program to evaluate similar opportunities, we must simplify our structure and processes into singular, common systems in order to continue to add scale efficiently and profitably.
To that end, our executive leadership team has set forth several near-term objectives aligned to this strategy:
Portfolio Optimization. Our investments in innovative product development should result in a multi-generational pipeline for our key products. Consistent with Integra's competitive advantage, our product development efforts, which are now under the leadership of our new Chief Scientific Officer, will focus on regenerative technologies and other projects with the potential for significant returns on investment. We are also funding clinical evidence to support successful launches and improved reimbursement for existing products. These recent planning efforts have contributed to a much more active schedule of product launches for 2015. Further, we are focusing the investments we make into core strategic areas, and to that end, we decided in 2014 to spin-off our spine business. We also continue to identify low-growth, low-margin products and product franchises for discontinuation and will continue to look at other ways of optimizing our portfolio.
Geographic Expansion. We generate less than one quarter of our revenues from markets outside the United States, whereas most large medical technology companies produce around half of their revenues internationally. We therefore see an opportunity to accelerate revenue growth by increasing our international presence. We are securing ownership or other control of our product registrations and distribution system, and expanding our commercial infrastructure in key markets. We also have a prioritized plan for registering and launching our existing products in countries where we already have some selling presence, but are missing key leading brands. We expect the commercial focus on key markets and a mix of products that carry both high margins and relevant price points to increase our international business to a larger proportion of our overall revenues.
Strategic Corporate Development. Over the years, we have successfully acquired and in-licensed businesses, products and technologies to grow our business. Our corporate development program is a core competency, and an important part of our strategy is to continue to pursue strategic transactions and licensing agreements to increase scale. Heading into 2015, integrating the MicroFrance and Metasurg acquisitions will be a key objective, as will identifying additional opportunities. Acquisitions, in particular, may expand international distribution, add a technology, increase the scale of one of our current portfolios, or provide access into an adjacent growth area. We focus our efforts on the clinical areas of wound care, small bone orthopedics, and specialty surgical applications. In addition to acquisitions, we will be investing in targeted additions to our sales organization to improve market coverage. Our corporate development capabilities are increasingly important to remain competitive in today's environment.
Structural Cost Reduction. Our manufacturing and distribution footprint is larger and more complex than it needs to be. Over the past three years, we have closed six manufacturing facilities and consolidated those activities into existing sites. We have ongoing efforts in place to generate higher marginal profit and increase cash flow by continuing to optimize our manufacturing and distribution operations. In addition, we have a centrally led strategic sourcing and procurement effort, which has lowered our direct costs for certain purchased goods. We expect this strategy to lower our costs further and to reduce our expenditures on goods and services. In conjunction with these activities, we are optimizing our inventory planning to increase cycles and decrease working capital requirements. In November 2014 we also announced plans to operate in three global divisions beginning in 2015 reducing to two after the spin-off of the spine business, which is a reduction from five. This should create efficiencies in several support function areas, and, also should drive cost savings and improve our cash flows.
Common Systems Implementations. Our initiatives rely upon the reduction of complex processes across our global operations. In 2014, we successfully placed approximately 80% of our revenues onto a common enterprise resource planning system ("ERP"). In 2015, we aim to bring more of our manufacturing operations onto the same ERP system. This effort will provide more useful management information and much reduced administrative complexity. We also are building a common corporate quality system, which will enable a consistent approach across locations, reduce redundancies, and increase overall efficiency in this important function.
Finally, we made three key executive hires during 2014 - Mark Augusti, President, Orthopedics and Tissue Technologies; Ken Burhop, Chief Scientific Officer; and Glenn Coleman, Chief Financial Officer. In addition, we are investing in training programs to develop our leadership deeper in the organization. These initiatives, investments, and talent development efforts will strengthen the foundation necessary to support a faster growing, multi-billion dollar global medical technology company. Our strategy to execute, optimize and accelerate growth will enable us to become a company that helps limit uncertainty for our customers and touches millions of patients each year, while driving returns for our shareholders.
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
U.S. Neurosurgery
Our U.S. Neurosurgery sales organization sells a full line of products specifically for neurosurgery and neuro critical care. We have products for each step of a cranial procedure and the care of the patient after surgery. Our key products include dural repair products (both dural closure and dural sealants), tissue ablation equipment, intracranial monitoring equipment, cranial stabilization equipment, and cerebral spinal fluid management devices. We sell equipment used in the neurosurgery operating room and neurosurgery intensive care unit. We sell our products through directly employed sales representatives.
U.S. Extremities
Extremity reconstruction is a growing area of the orthopedic market. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee (Lower Extremity), and the hand, wrist, elbow and shoulder (Upper Extremity). Our key regenerative technologies provide treatment of acute and chronic wounds, peripheral nerve repair and protection and tendon repair, and bone graft substitutes. Our hardware products include bone and joint fixation devices, implants and instruments for osteoarthritis, rheumatoid arthritis, wrist and shoulder arthroplasty, carpal tunnel syndrome, and cubital tunnel syndrome. We sell our products through a large direct sales organization and through specialty distributors focused on their respective surgical disciplines.
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
International
The International segment sells similar products to those discussed above, but they are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Latin/South America, Asia-Pacific, Australia, New Zealand and Canada. We sell direct into Europe, Australia, New Zealand, and Canada and utilize distributors in our other international markets.
In November 2014, we announced plans to spin-off our spine business and reorganize our remaining segments. We see opportunities for growth in our spine business and believe that the orthobiologics platform will help capture additional market share. After a thorough and strategic review, we concluded that a spin-off is the best option for our shareholders, customers and employees and will maximize the benefit to both companies - Integra and SeaSpine. This form of separation should enable both organizations to grow faster separately than they would together.
The spin-off of the spine business is part of a larger move to realign the Integra portfolio. Specifically, beginning in 2015 we are integrating our current five business divisions into three, and, following the spin-off, Integra will have a simplified, two-division global structure. Neurosurgery and Instruments will be combined worldwide to create a new division called Specialty Surgical Solutions. Orthopedics and Tissue Technologies will be consolidated worldwide and will include the extremities business, comprising small bone orthopedics and wound care.
A notable change is that we will no longer look at international as a separate reporting segment; rather, we will run each business globally, looking at both domestic and international sales. We will continue to invest in and operate an international commercial structure, providing a consistent approach for our international customers.
PRODUCTS - OVERVIEW
We offer thousands of products for the medical specialties we target. We distinguish ourselves by emphasizing the importance of regenerative technology, which we define as surgical implants derived from our proprietary collagen matrix technology and other biologic platforms that enable or facilitate the body's healing process and are resorbed. Our objective is to develop, acquire or otherwise provide products that will limit uncertainty for hospitals and surgeons. These products include our regenerative technology implants, metal implants, instruments and equipment for small bone orthopedic surgery, specialty surgical applications and spine.
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. We apply our core competency in regenerative technology to products for neurosurgical, orthopedic and spinal applications, and we have extensive programs in neuro-monitoring, cranial stabilization, tissue ablation, spine, extremity fixation, joint arthroplasty, and dermal regeneration. In addition to our activities aimed at acquiring or in-licensing new products, we are optimizing our current portfolio through product franchise review and rationalization. We are focusing our development efforts on innovative products with an emphasis on clinical research and product efficacy.
Regenerative Technology. Because implants derived from our regenerative technology platform represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these products. Our regenerative technology development program applies our expertise in bioengineering of a range of biomaterials including natural collagen and human tissues as well as synthetics such as polymers and ceramics. The unique product designs are used for neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, tendon and nerve repair, and chronic and acute wounds. Integra recently finished a multi-center, randomized, controlled clinical trial under the United States Food and Drug Administration ("FDA") Investigational Device Exemption ("IDE") comparing the safety and effectiveness of INTEGRA® Dermal Regeneration Template to the standard of care for the treatment of diabetic foot ulcers. This pivotal trial enrolled 307 patients at 32 sites, and all patients were followed for up to 28 weeks. This data formed the foundation for the Premarket Approval Supplement application that we filed with the FDA, which we announced in February 2015. In addition, the Company is pursuing a publication of the data in a peer-reviewed journal. An FDA approval and published data will form the key to securing reimbursement. Assuming FDA approval and timely publication of the peer-reviewed journal article, the Company anticipates commercializing the resulting DFU product mid-2016.
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
We have based our strong orthobiologic product development capability on our human tissue-based bone matrix technology as well as our collagen and ceramic-based technologies. We have relied upon advanced bioengineering principles in the design of our orthobiologics products and have created one of the most complete offerings of bone grafting solutions on the market. We continue to develop new products using these technologies and we will continue to invest in the development of new novel technologies for tissue regeneration.
Neurosurgery. We focus on expanding the market for our dural repair products, and on developing the next generation tissue ablation system.
Instruments. We work with a number of mainly German instrument partners to bring new patterns to the market, enabling us to add new instruments with minimal R&D expense. Our lighting franchise is among the most dynamic, leading to ongoing development in LED technology.
COMPETITION
Our competition in extremity reconstruction includes the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, Tornier, Inc., Wright Medical Group, Inc., and Zimmer, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.
Competitors in the spine and orthobiologics markets include Bacterin, Baxter, DePuy/Synthes Spine, a Johnson & Johnson company, Biomet, Inc., Globus Medical Inc., Medtronic, NuVasive, Inc., K2M, LDR, Orthofix, RTI Surgical, Stryker Corporation, and Zimmer.
Our primary competitors in the neurosurgery markets are Johnson & Johnson, Medtronic, Inc., and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery.

Within the instruments market, we compete with the Aesculap division of B. Braun Medical Inc., as well as V. Mueller, a division of C.R. Bard. In addition, we compete with Symmetry Surgical and many smaller instrument companies in the reusable and disposable specialty instruments markets. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments and allied surgical products.
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
GOVERNMENT REGULATION
We are a manufacturer and marketer of medical devices, and therefore are subject to extensive regulation by the FDA and the Center for Medicare Services of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling (such as issuing a final rule in 2013 for a unique device identifier for virtually all medical devices), promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices, and other matters.

Our Plainsboro, New Jersey manufacturing facility was inspected by the FDA during the third quarter of 2011 which resulted in the issuance of FDA Form 483 observations, and we subsequently received a warning letter from the FDA on December 21, 2011 related to that inspection. The Plainsboro warning letter was closed out effective September 24, 2013, because the FDA concluded that the Company had addressed the issues raised in the warning letter and previous inspectional observations.
The FDA inspected our Andover, UK facility in June 2012, which resulted in the issuance of FDA Form 483 Observations. We subsequently received a Warning Letter on November 1, 2012. On April 25, 2014, we received a letter from the FDA stating that while it had accepted the Corrective Action Plan for the Andover Facility, the warning letter would not be closed out until the FDA conducted an inspection of the Andover facility and concluded that the violations stated in the FDA warning letter had been addressed. On December 31, 2014, we closed the Andover Facility and delisted it as an FDA registered facility.
The FDA inspected our Añasco, Puerto Rico facility in October and November 2012, and issued a warning letter for that facility on February 13, 2013. On November 26, 2013, the FDA completed its second inspection of the Añasco facility and issued a new Form 483 with six additional observations. On September 30, 2014, the FDA completed its third inspection of the Añasco facility, concluded that the Company had addressed the issues raised in the Warning Letter and previous inspectional observations, and issued no other inspectional observations. The Añasco warning letter was closed out effective January 14, 2015, because the FDA concluded that the Company had addressed the issues raised in the warning letter and previous inspectional observations.
The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) or an approved Premarket Approval ("PMA") application (or supplemental PMA application). Obtaining these approvals and clearances can take up to several years and may involve preclinical studies and clinical trials. The FDA also may require a post-approval clinical study as a condition of approval. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an IDE from the FDA. The FDA may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or approval, as the case may be, or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to obtain approval/registration in the country to which we are exporting and maintain certain records relating to exports and make these available to the FDA for inspection, if required.
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

We also are required to register with the FDA as a medical device manufacturer. As such, our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter, institute proceedings to detain or seize products, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice.
Medical device regulations also are in effect in many of the countries in which we do business outside the United States. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with the ISO 13485 Quality System standard.
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
In the United States, we are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. The delivery of our products is subject to regulation regarding reimbursement, and federal healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These rules require that we exercise care in structuring our sales and marketing practices and customer discount arrangements. See “Item 1A. Risk Factors - Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.”

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases can prevent, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.
Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to country-specific, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe that our environmental, health and safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations. However, risk of accidental releases or injury from these materials is possible. These risks are managed to minimize or eliminate associated business impacts. In the event of this type of accident, we could be held liable for damages that may result, and any liability could exceed our resources. We could be subject to a regulatory shutdown of a facility that could prevent the distribution and sale of products manufactured there for a significant period of time and we could suffer a casualty loss that could require a shutdown of the facility in order to repair it, any of which could have a material, adverse effect on our business. Although we continuously strive to maintain full compliance with respect to all applicable global environmental, health and safety laws and regulations, we could incur substantial costs to fully comply with future laws and regulations, and our operations, business or assets may be negatively affected. Furthermore, global environmental, health and safety compliance is an ongoing process. Integra has compliance procedures in place for Employee Health & Safety programs, driven by a centrally led organizational structure that ensures proper implementation, which is essential to our overall business objectives.
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
Third-Party Reimbursement. Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the United States, the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers' healthcare services has the potential to significantly affect our operations and revenue.
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
AccuDrain®, Accell®, Accell Evo3®, Advansys®, Atoll ™, Ascension®, BioFix®, BioMotion®, Bold®, Budde®, Buzz ™, Camino®, Capture™, CRW®, Coral®, CUSA®, Daytona®, DigiFuse®, DuraGen®, DuraSeal®, DynaGraft® II, First Choice®, Hallu®, HeliCote®, HeliPlug®, HeliTape®, HeliMend®, Helistat®, Helitene®, Hollywood™, Integra®, Integra Mozaik™, IPP-ON®, Jarit®, Licox®, LimiTorr™, Luxtec®, Malibu™, Manta Ray™, MemoFix®, MicroFrance®, Miltex®, Movement®, NanoMetaleneTM, NeuraGen®, NeuraWrap™, NewPort™, NuGrip™, Omni-Tract®, OrthoBlast® II, OSV II®, Qwix®, Padgett®, Panta®, PyroSphere®, Redmond™, Ruggles®, SafeGuard®, SeaSpine®, Sonoma™ , Subtalar MBA®, TenoGlide®, Ti6®, Tibiaxys®, Titan™ , Trel-X™, Trel-XC®, Trel-XPressTM, TruArch®, Uni-CP™, Uni-Clip®, Zuma™, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.

EMPLOYEES
At December 31, 2014, we had approximately 3,400 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees is subject to a collective bargaining agreement.
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

•
changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro, British pound, Swiss franc, Canadian dollar, Japanese yen, and Australian dollar;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	potential backorders and lost sales resulting from stoppages in production relating to product recalls or field corrective actions;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	expenditures for major initiatives;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;

•	the ability of our new commercial sales representatives to obtain sales targets in a reasonable time frame;

•	peer-reviewed publications discussing the clinical effectiveness of the products we sell;

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
Our primary competitors in the neurosurgery markets are Medtronic, Inc., Johnson & Johnson, and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, and Zimmer Inc., as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Tornier, Inc. and other companies in the extremity reconstruction market category. Our competitors in the spinal implant and orthobiologics markets include Bacterin, Baxter, DePuy Synthes Spine, a Johnson & Johnson company, Biomet, Inc., Globus Medical, Medtronic, NuVasive, K2M, LDR, Orthofix, RTI Surgical, Stryker and Zimmer and several smaller, biologically focused companies. In surgical instruments, we compete with the Aesculap division of B. Braun Medical, Inc., as well as V. Mueller, a division of C.R. Bard. In addition, we compete with Symmetry Surgical and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.
Our plan to separate our Spine business into a separate, independent medical technology company is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all.
On November 3, 2014, we announced a plan to separate our Spine business into a separate, independent public company. The separation which is expected to be completed before September 2015, is subject to board approval of the final terms of the separation and certain other customary conditions, including confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the SEC.
Unanticipated developments, including both the Spine and legacy businesses’ ability to respond to the changes in its end markets that could affect demand for those companies’ products, changes in business relationships with customers or their purchases from each company, each company's ability to resolve any manufacturing issues that could disrupt its ability to timely deliver products to customers, possible delays in obtaining necessary tax opinions, regulatory approvals or clearances, uncertainty of the financial markets and executing the separation, could delay or prevent the completion of the proposed separation or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected. We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. In addition, in order to complete the proposed separation in a timely manner, we could agree to provide significant transition services that could further increase our costs and distract us from operating our business. Executing the proposed separation will require significant time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations and result in the loss of business opportunities, which could adversely affect our business and financial results. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our businesses.
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
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2012 and December 31, 2014, we have acquired 4 businesses at a total cost of approximately $349.3 million.

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
Since we have grown through acquisitions, we have $363.9 million of goodwill and $50.1 million of indefinite-lived intangible assets as of December 31, 2014. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2014, we had $589.6 million of finite-lived intangible assets.
At December 31, 2014 our trade names have a carrying value of $77.2 million and decisions relating to our trade names may occur over time. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.
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
In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Affordable Care Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Because the substantial majority of our revenues is generated in the United States, the Affordable Care Act has affected our financial results since it came into effect after December 31, 2012.
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
There are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. We cannot predict what healthcare programs and regulations will ultimately be implemented at the U.S. federal or state level, or the effect of any future legislation or regulation in the United States or elsewhere. That said, any changes that lower reimbursements for our products or reduce medical procedure volumes could have a material adverse effect on our business, financial condition and results of operations. We continue to monitor the implementation of such legislation and, to the extent new market or industry trends or new governmental programs evolve, we will have implemented or will consider implementing programs to respond.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•
as mentioned above, the Affordable Care Act, which is intended to expand access to health insurance coverage over time, has resulted in and will continue to result in major changes in the United States healthcare system that have had and could continue to have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, implemented in 2013, which has adversely affected our earnings;

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

•
there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States, some of whom prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

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
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could

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
Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. For example, we are required to comply with the FDA's Quality System Regulation, which mandates that manufacturers of medical devices adhere to certain quality assurance requirements pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. As another example, the Federal Medical Device Reporting regulation requires us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize such medical devices, order a recall, repair, replacement, or refund of such devices, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.
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
We have an outstanding FDA warning letter related to our Andover, England facility (“Andover Facility”). On April 25, 2014, we received a letter from the FDA stating that while it accepted the Corrective Action Plan for the Andover Facility, the warning letter would not be closed out until the FDA conducted an inspection of the Andover facility and concluded that the violations stated in the FDA warning letter had been addressed. On December 31, 2014, we closed the Andover Facility and delisted it as an FDA registered facility.
While we have taken measures to enhance our Quality System and are no longer operating under warning letters, we cannot assure you that future inspections by FDA and the standards they apply will not result in a warning letter for any facility in the future.
The FDA Safety and Innovation Act ("FDASIA"), which includes the Medical Device User Fee Amendments of 2012 ("MDUFA III"), as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. This will affect the fees paid to the FDA over the five-year period that FDASIA is in effect. As part of FDASIA, there are additional requirements regarding FDA Establishment Registration and Listing of Medical Devices. All U.S. and foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. That said, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with these requirements and choose not to register with the FDA. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the FDA Establishment Registration requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.
The FDA issued a final rule on September 24, 2013 to establish a system to adequately identify devices through distribution and use. This rule requires the label of medical devices to include a unique device identifier (“UDI”), except where the rule provides for an exception or alternative placement. The labeler must submit product information concerning devices to FDA's Global Unique Device Identification Database ("GUDID"), unless subject to an exception or alternative. The system established by this rule requires the label and device package of each medical device to include a UDI and requires that each UDI be provided in a plain-text version and in a form that uses automatic identification and data capture technology. If the device is intended to be used more than once and intended to be reprocessed before each use, then there is a requirement for the UDI to be directly marked on the device itself. This regulation will require significant resources and expense to comply with the regulation. We have complied with the initial requirements of this regulation for our Class III products by meeting the September 2014 deadline for labeling and entering the data in FDA's GUDID Database.
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
Finally, the FDA issued regulations regarding “Current Good Manufacturing Practice Requirements for Combination Products” on January 22, 2013. These regulations apply to some of our product lines that have been designated by the FDA as Combination Products. There have been and will be additional costs associated with compliance with the FDA Good Manufacturing Practice Requirements regulations for Combination Products.
We manufacture medical devices that are subject to various electrical safety standards. Many countries have adopted the recommendations of the International Electrotechnical Commission (“IEC”) for the safety and effectiveness of medical electrical equipment. The IEC is a non-profit, non-governmental international standards organization that prepares and publishes International Standards for all electrical, electronic and related technologies. Their updated standards were implemented in some markets starting in July 2012 and have continued to be adopted over the following years worldwide. If we cannot comply with these standards, we may not be able to sell some of our products in the affected markets. Most of our affected products have already been modified to meet these standards and are substantially in compliance with these standards. Except in limited circumstances, we do not anticipate any delays in selling our products in the markets that have adopted the IEC updated standards.
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
Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2014 approximately 23% of our revenues were attributable to products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. In 2013, the World Organization for Animal Health ("OIE") recommended that the United States risk classification for BSE be upgraded from controlled risk to negligible risk.
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
Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred, and the EU has requested that our dural replacement products and other products that are used in neurological tissue be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. Currently, we purchase our tendon from the United States and New Zealand. New Zealand has never had a case of BSE. We received approval in the United States, the EU, Japan, Taiwan, China, Argentina as well as other countries for the use of New Zealand-sourced tendon in the manufacturing of our products. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen products in certain countries.
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
In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the NOTA, which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we can recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
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
In addition, our future success depends, in part, on our ability to license and develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate, either through internal development or payments associated with licensing arrangements, could be too high to justify development. Competitors could develop products that are more effective, achieve or maintain more favorable reimbursement status from third-party payors both domestically and internationally, including Medicare, Medicaid, private and public health insurers, and foreign governmental health systems, cost less or are ready for commercial introduction before our products. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.
Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid, private and public health insurers, and foreign governmental health systems, regarding our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on governments, third-party payors and providers to reduce healthcare costs, and healthcare reform legislation and initiatives domestically and internationally. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.
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

The Company’s 2016 Notes (hereinafter defined) mature in December 2016. On July 2, 2014, the Company entered into its third amended and restated credit agreement, as amended on December 19, 2014 (hereinafter defined as the "2014 Amendment"). As of February 23, 2015, we had approximately $401.9 million of outstanding borrowings under these two financing arrangements. The Company may attempt to refinance or extend, either or both of these obligations depending on prevailing market conditions. Our ability to refinance or extend these obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.
It could be difficult to replace some of our suppliers.
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

In addition, some of our orthobiologics products rely on a small number of tissue banks accredited by the AATB, for the supply of human tissue, a crucial component of our bone graft substitutes. We cannot be certain that these tissue banks will be able to fulfill our requirements or that we will be able to successfully negotiate with other accredited tissue facilities on satisfactory terms.
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
To protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or opposition proceedings, against or by third parties. In addition, we may have to institute proceedings regarding our competitors’ promotional practices or defend proceedings regarding our promotional practices. Legal proceedings are costly, and, even if we prevail, the cost of the legal proceedings could affect our profitability. In addition, litigation is time-consuming and could divert management's attention and resources away from our business. Moreover, in response to our claims against other parties, those parties could assert counterclaims against us.
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
We consolidated several facilities in 2014, and may further consolidate our operations in the future in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, the anticipated benefits and savings from these efforts because of unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.
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
Since we have operations based outside the United States and we generate revenues and incur operating expenses in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. Our most significant currency exchange risk relates to transactions conducted in euros, Canadian dollars, and Australian dollars.
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
Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals, and product registration requirements. Among other things, these laws restrict, and in some cases prevent, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices and effecting product registrations in foreign countries.
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

Correspondingly, federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors. AdvaMed (U.S.), EucoMed (Europe), MEDEC (Canada), and MTAA (Australia), some of the principal trade associations for the medical device industry, promulgate model codes of ethics that set forth standards by which its members should (and non-member companies may) abide in the promotion of their products; AdvaMed is undergoing initiatives in Latin America and Asia Pacific to develop regional codes of ethics there as well. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we regularly train our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, federal legislation, state legislation and foreign legislation requires detailed disclosure of gifts and other remuneration made to healthcare professionals. In addition, prosecutorial scrutiny over the past several years and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.
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

Furthermore, the risk of accidental contamination or injury from these materials cannot be eliminated, and there is also a risk that such contamination previously has occurred in connection with one of our facilities or in connection with one of the companies we have purchased. In the event of such an accident or contamination, we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all.
We may experience difficulties implementing our new global enterprise resource planning system.
We are engaged in a multi-year implementation of a new global enterprise resource planning system to improve our operational efficiency. The ERP system is designed to accurately maintain our financial reporting data and provide information to our management team important to the operation of the business. Our ERP system has required, and will require, the investment of significant human and financial resources. The implementation of this ERP involves numerous risks, including disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the system’s functionality, and disruption of our financial reporting process. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs, or other difficulties. Any significant disruption or deficiency in the design or implementation of the ERP could adversely affect our ability to estimate supply chain needs, plan production requirements, process orders, ship product, send invoices and track payments, fulfill contractual obligations, accurately forecast sales, or otherwise operate our business, all of which could negatively impact sales and profits. Even though a significant portion of the Company is running on our new ERP system as of December 31, 2014, we will continue to face similar risks in implementing our ERP system within the remaining sites as we continue to maintain multiple legacy ERP systems.

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

In addition, third parties may attempt to breach our systems and may obtain data relating to patients, the Company’s proprietary information, or other sensitive data. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences.
Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, the Securities and Exchange Commission adopted disclosure regulations for public companies that manufacture products that contain certain minerals (i.e., tin, tantalum, tungsten or gold) known as conflict minerals, if these conflict minerals are necessary to the functionality or production of our products. These regulations require such companies to report annually whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of tin, tantalum, tungsten and gold used in the manufacture of medical devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant conflict minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to determine the origins for these conflict minerals or determine that these conflict minerals are DRC conflict-free, which may harm our reputation. We may also face difficulties in satisfying any customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and result in a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source tin, tantalum, tungsten and gold, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2014 fiscal year.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in California, New Jersey, Ohio, Pennsylvania, France, Germany, Ireland, Mexico, and Puerto Rico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We own our facilities in Biot, France, Andover, United Kingdom, and Rietheim-Weilheim, Germany and certain facilities in Ohio and Pennsylvania and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia and Germany.
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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within our Extremities Reconstruction division. The U.S. Attorney's Office was investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation. The activities at issue pertain to alleged improper billing of products for extremities indications. On August 12, 2014, the United States Attorney for the District of New Jersey announced that two former Integra sales representatives, one of whom was a supervisor, entered guilty pleas as a result of the investigation; those individuals were sentenced in January 2015. According to the United States Attorney for the District of New Jersey, these individuals acted without the awareness of the Company. The Company cooperated with the U.S. Attorney’s Office on a voluntary basis throughout the investigation and has reimbursed affected customers. The reimbursements were made in historical periods and were not material. The Company was not a subject or target of the investigation, and believes the investigation to now be concluded.
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
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2014		2013
	High	Low	High	Low
Fourth Quarter	$54.38	$46.77	$47.84	$41.00
Third Quarter	$50.70	$46.18	$42.48	$36.70
Second Quarter	$47.75	$43.99	$39.42	$31.84
First Quarter	$49.50	$44.52	$44.11	$39.01
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
The number of stockholders of record as of February 25, 2015 was approximately 867, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2014, 2013 or 2012.
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
We used the entire net proceeds from this offering to pay down a portion of our outstanding Senior Credit Facility balance during 2013.
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
There have been no shares of common stock repurchased by the Company under any of these authorizations in the year ended December 31, 2014 or 2013.
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

	Years Ended December 31,
	2014	2013	2012	2011	2010
		(As adjusted)*
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$928,305	$836,214	$830,871	$780,078	$732,068
Costs and expenses (1)	862,764	846,370	757,089	725,166	633,374

Operating income (loss)	65,541	(10,156)	73,782	54,912	98,694
Interest income (expense), net (2) (3)	(21,799)	(19,345)	(21,032)	(27,175)	(18,131)
Other income (expense), net	(763)	(1,801)	(721)	757	1,551
Income (loss) before income taxes	42,979	(31,302)	52,029	28,494	82,114
Provision for (benefit from) income taxes	8,975	(10,235)	10,825	505	16,445
Net income (loss)	$34,004	$(21,067)	$41,204	$27,989	$65,669
Diluted net income (loss) per share	$1.03	$(0.74)	$1.44	$0.95	$2.17
Weighted average common shares outstanding for diluted net income (loss) per share	32,960	28,416	28,516	29,495	30,149

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

	Years Ended December 31,
	2014	2013	2012	2011	2010
		(As adjusted)*
	(In thousands)
Financial Position:
Cash, cash equivalents	$71,994	$120,614	$96,938	$100,808	$128,763
Total assets	1,578,625	1,192,139	1,163,599	1,144,109	1,017,308
Short-term borrowings under the term loan of the senior credit facility	3,750	—	—	—	—
Long-term borrowings under the revolving portion of the senior credit facility (2)	413,125	186,875	321,875	179,688	—
Long-term debt (3)	213,121	205,182	197,672	352,576	294,842
Retained earnings	314,960	280,956	302,023	260,819	232,830
Stockholders’ equity (4)	704,322	666,090	517,775	492,638	499,963

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

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

(2)
For each of the periods presented, we report the borrowings outstanding under the revolving portion of our Senior Credit Facility as long-term debt based on our current intent and ability to repay the borrowings outside of the following twelve-month periods. We also report the term loan as long-term debt with the exception of current interest payments due within 12 months, which are classified as short-term. At December 31, 2014, we have a total of $416.9 million outstanding under our Senior Credit Facility and $483.1 million available for future borrowings. Subsequent to year-end, in January 2015, we paid down $15 million on the Senior Credit Facility.

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
We present revenues in the following three product categories: Orthopedics, Neurosurgery and Instruments. Our orthopedics products group includes specialty metal implants for surgery of the extremities, shoulder and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve and tendon repair products. Our neurosurgery products group includes, among other things, dural repair products (both dural closure and dural sealants), ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our instruments products group includes a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, and Mexico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
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
We believe that we are particularly effective in the following aspects of our business:

•
Regenerative Technology Platform. We have developed numerous product lines through our proprietary collagen matrix, demineralized bone matrix, and polyethylene glycol technologies that are sold through every one of our sales channels.

•
Diversification and Platform Synergies. Each of our three selling platforms contributes a different strength to our core business. Orthopedics enables us to grow our top line and increase gross margins. Neurosurgery provides stable growth as a market with few elective procedures. The Instruments business has a strong capacity to generate cash flows. We have unique synergies among these platforms, such as our regenerative technology, instrument sourcing capabilities, and enterprise contract management.

•
Unique Sales Footprint. Our medical technology investment and manufacturing strategy provides us with a unique set of customer call-points and synergies. We have market-leading products across our portfolio providing both scale and depth in solutions for a broad set of clinical needs across many departments in the healthcare system. We also have clinical expertise across all of our channels in the United States, and have an opportunity to expand and leverage this expertise in markets worldwide. Many of our customers are facing pressure placed upon them by healthcare reform and the Affordable Care Act. In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our Enterprise Selling initiative to bring unique clinical solutions to even the most difficult healthcare issues in our key accounts across multiple clinical sites and multi-hospital integrated delivery networks.

•
Ability to Change and Adapt. Our corporate culture is what enables us to adapt and evolve. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

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
The medical device excise tax was applied to sales beginning January 1, 2013; therefore, this change affected only 2013 financial results. The cumulative effect of the change in the prior years is included in retained earnings as of December 31, 2013 and the comparative period for the twelve-months ended December 31, 2014. The financial impact of this change on 2013 has been incorporated into the amounts presented throughout this Form 10-K and the impact on the twelve-months ended December 31, 2013 is discussed in detail in Note 2 to the consolidated financial statements.
Management Changes
On April 29, 2014, the Board of Directors (the "Board") of the Company appointed Glenn G. Coleman as Corporate Vice President, Chief Financial Officer, and Principal Accounting Officer of the Company effective as of May 2, 2014. When Mr. Coleman commenced as Chief Financial Officer, John B. Henneman, III ceased to serve as the Company’s Chief Financial Officer; however, Mr. Henneman continued to serve as Corporate Vice President, Chief Administrative Officer, until his retirement in September 2014. Jerry Corbin ceased to serve as the Company’s Principal Accounting Officer effective May 2, 2014, and continued to serve as Corporate Vice President, Corporate Controller until his retirement in August 2014.
Diabetic Foot Ulcer Clinical Trial
During July 2014, we completed our multicenter clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“the DFU study”). The data collected formed the foundation for the Premarket Approval Supplement application that we filed with the FDA, which we announced in February 2015. In addition, the Company is pursuing a publication of the data in a peer-reviewed journal. An FDA approval with published data will form the key to securing reimbursement. Assuming FDA approval and timely publication of the peer-reviewed journal article, the Company anticipates commercializing the resulting DFU product in the middle of 2016.
Spine Business Spin-off and Organizational Changes
On November 3, 2014, we announced our plan for 2015 to spin-off our spine business and realign the Integra portfolio. Specifically, we are integrating our current five business divisions into three, and, following the spin-off, Integra will have a simplified, two-division global structure. Neurosurgery and Instruments will be combined worldwide to create a new division called Specialty Surgical Solutions. Orthopedics and Tissue Technologies will be consolidated worldwide and will include the extremities business, comprising small bone orthopedics and wound care.
Spin-off of the Spine Business
Under the proposed plan, the spine business will spin-off from Integra and operate as an independent, publicly held company. The new spine company will have a comprehensive portfolio of spinal hardware solutions, including unique interbody devices, minimally invasive surgery, and deformity correction, and a market leading orthobiologics offering, including a full range of osteoconductive and osteoinductive solutions utilizing unique demineralized bone, collagen and synthetic matrices.
The spin-off transaction is expected to take the form of a tax-free distribution to Integra shareholders of publicly traded stock in the new spine company. The transaction is expected to be completed before September 2015, subject to certain customary conditions, including final approval by the Integra Board of Directors, confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the Securities and Exchange Commission, including information about the separation, distribution and related matters. While we expect any spin-off transaction to close within nine months, there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.
We have incurred one-time charges related to the transaction during the reporting periods preceding the separation. The expenses are reflected in our 2014 financial results. We expect these charges to continue through the separation.

Alignment of Integra Portfolio into Global Divisions
In addition to the above announced separation of the spine business, in 2015 we plan to realign the Integra portfolio by integrating our current five business divisions into three, and, following the spin-off, Integra will have a two-division global structure, Specialty Surgical Solutions and Orthopedics and Tissue Technologies. The new Specialty Surgical Solutions organization will integrate globally what today are the Neurosurgery and Instruments businesses. Robert T. Davis, Jr., Corporate Vice President, President, Specialty Surgical Solutions, will lead this newly-created division. The new global Specialty Surgical Solutions division will leverage Integra’s market-leading positions in both neurosurgery and instruments and will open up a larger potential market in which this business can achieve its communicated growth trajectory. In addition, Mark Augusti, Corporate Vice President, President, Orthopedics and Tissue Technologies, will also take on global responsibility for that division. Dan Reuvers, Corporate Vice President, President, International, will continue to run an International region management structure to prioritize and focus Integra’s investments in International markets supporting both global divisions.

ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2014 not directly comparable to those of the corresponding prior-year period. See Note 3, “Acquisitions and Pro Forma Results” to our consolidated financial statements for a further discussion.
From January 2012 through December 2014, we acquired the following businesses, assets and product lines:
In December 2014, we acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consisted of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales of acquired products. Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market.
In October 2014, we acquired all outstanding shares of Medtronic Xomed Instrumentation, SAS ("MicroFrance") from Medtronic, Inc. ("Medtronic") as well as certain assets of Medtronic for $61.6 million in cash. MicroFrance specializes in manual ear, nose, and throat instruments and designs, manufactures, and sells reusable handheld instruments to ENT and laparoscopic surgical specialists around the world.
In January 2014, we acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price consists of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business. Confluent Surgical is a developer and supplier of polymer-based biosurgery technology used in surgical sealants and anti-adhesion products.
In January 2013, we acquired all outstanding preferred and common stock of Tarsus Medical, Inc. ("Tarsus") for $4.7 million consisting of $3.1 million in cash (including working capital adjustments of $0.2 million) and contingent consideration with an estimated acquisition date fair value of approximately $1.6 million. The potential maximum undiscounted contingent consideration consists of a first milestone payment of up to $1.5 million and a second payment of up to $11.5 million. These payments are based on reaching certain sales of acquired products. During the second quarter of 2014, we adjusted the fair value of the contingent consideration to zero as we no longer believe the achievement of the sales targets is probable. Tarsus Medical, Inc. is a podiatry device company addressing clinical needs associated with diseases and injuries of the foot and ankle.

FACILITY OPTIMIZATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing and distribution facilities and transfer activities, implement an ERP system, eliminate duplicative positions, realign various sales and marketing activities, and to expand and upgrade production capacity for our regenerative technology products. Over the past three years, we have closed six manufacturing facilities and consolidated those activities into existing sites. We expect the benefits of these efforts will contribute to our financial results in 2015 and beyond.
While we expect a positive impact from ongoing restructuring, integration and manufacturing transfer and expansion activities, such results remain uncertain.

RESULTS OF OPERATIONS
Executive Summary

Our net income in 2014 was $34.0 million, or $1.03 per diluted share, as compared to a net loss of $21.1 million, or $0.74 per diluted share in 2013 and net income of $41.2 million, or $1.44 per diluted share in 2012.

Revenues from 2012 to 2014 have increased $97.4 million, which generated $59.1 million of additional gross margin. Costs and expenses increased sequentially as new employees, especially in selling general and administrative functions, joined the Company, and from the higher operating expenses associated with the businesses we acquired. In 2013, we began paying the manufacturer’s excise tax as well as increased remediation costs related to our warning letters. Also our 2013 results were adversely impacted by a voluntary recall of certain collagen-based products manufactured in our Añasco, Puerto Rico facility, and a non-cash goodwill impairment charge of $46.7 million for our U.S. Spine reporting unit recorded in the quarter ended September 30, 2013. These items resulted in increasing our operating income from 2013 to 2014 and decreasing it from 2012 to 2013.
Changes in income before taxes result from the operating items described above and changes in interest expense, which increased in 2014 because our borrowings under our Senior Facility increased. Interest expense decreased in 2013 and 2012 as our 2012 convertible notes matured and a portion of our interest cost was capitalized in our construction in progress balance.
Income tax expense increased in 2014 from 2013 as a result of changes in U.S. income.
Special Charges
Income (loss) before taxes includes the following special charges:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Manufacturing facility remediation costs	$1,416	$8,230	$7,939
Global ERP implementation charges	23,177	24,264	16,384
Structural optimization charges	13,716	8,793	10,098
Certain expenses associated with product recalls	—	3,431	—
Certain employee termination charges	9,094	1,205	1,356
Discontinued product lines charges	1,552	—	1,368
Acquisition-related charges	9,439	3,113	2,808
Impairment charges	790	47,078	141
Convertible debt non-cash interest (1)	7,140	6,463	8,520
SeaSpine spin-off related charges	2,162	—	—
Total	$68,486	$102,577	$48,614

(1)
The amounts have been reduced by $0.8 million, $1.0 million, and $1.6 million in 2014, 2013, and 2012, respectively, representing the non-cash interest that was capitalized as a component of the historical cost of assets constructed for the Company's own use. See Note 2 "Summary of Significant Accounting Policies" of our consolidated financial statements for more information.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of goods sold	$18,211	$18,153	$16,425
Research and development	500	968	—
Selling, general and administrative	42,635	30,255	23,669
Goodwill impairment charge	—	46,738	—
Interest expense	7,140	6,463	8,520
Total	$68,486	$102,577	$48,614

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude as we implement certain tax planning strategies. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. In 2010 we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during 2014. We placed the ERP in service across a number of U.S. sites in May of 2014, and at that time, we began depreciating the capitalized costs associated with that part of the implementation. We expect the additional capital and integration expenses associated with our ERP system to decrease as we continue to progress in our ERP implementation over the next several years.
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
Update on Remediation Activities
Our Plainsboro, New Jersey manufacturing facility was inspected by the FDA during the third quarter of 2011 which resulted in the issuance of FDA Form 483 observations, and we subsequently received a warning letter from the FDA on December 21, 2011 related to that inspection. The Plainsboro warning letter was closed out effective September 24, 2013, because the FDA concluded that the Company had addressed the issues raised in the warning letter and previous inspectional observations.
The FDA inspected our Andover, UK facility in June 2012, which resulted in the issuance of FDA Form 483 Observations. We subsequently received a Warning Letter on November 1, 2012. On April 25, 2014, we received a letter from the FDA stating that while it accepted the Corrective Action Plan for the Andover Facility, the warning letter would not be closed out until the FDA conducted an inspection of the Andover facility and concluded that the violations stated in the FDA warning letter had been addressed. On December 31, 2014, we closed the Andover Facility and delisted it as an FDA registered facility.
The FDA inspected our Añasco, Puerto Rico facility in October and November 2012, and issued a warning letter for that facility on February 13, 2013. On November 26, 2013, the FDA completed its second inspection of the Añasco facility and issued a new Form 483 with six additional observations. On September 30, 2014, the FDA completed its third inspection of the Añasco facility, and concluded that the Company had addressed the issues raised in the Warning Letter and previous inspectional observations, and it issued no other inspectional observations. The Añasco warning letter was closed out effective January 14, 2015, because the FDA found that the Company had addressed the issues raised in the warning letter and previous inspectional observations.
We have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. During the year ended December 31, 2014, 2013, and 2012, we incurred $1.4 million, $8.2 million and $7.9 million in remediation activities expenses, respectively, consisting of consulting expenses and other work activities required to complete our remediation activities.

Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Orthopedics **	$370,082	$370,359	$364,714
Neurosurgery	371,676	278,672	277,527
Instruments **	186,547	187,183	188,630
Total revenues	928,305	836,214	830,871
Cost of goods sold	352,801	327,045	314,427
Gross margin on total revenues	$575,504	$509,169	$516,444
Gross margin as a percentage of total revenues	62.0%	60.9%	62.2%
** Certain revenues have been reclassified from the Orthopedics category to the Instruments category for the years ended December 31, 2013 and 2012.

Revenues by Reportable Segment
Net sales by reportable segment for the three years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
U.S. Neurosurgery	$244,603	$172,250	$171,278
U.S. Instruments *	157,816	163,908	166,921
U.S. Extremities *	143,384	128,336	116,279
U.S. Spine and Other *	171,363	182,007	192,516
International *	211,139	189,713	183,877
Total revenues	$928,305	$836,214	$830,871
* Certain revenues and profits have been reclassified from the U.S. Extremities segment to the U.S. Instruments segment and the U.S. Spine and Other segment for the years ended December 31, 2013 and 2012.
The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues.
Revenues
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013.
For the year ended December 31, 2014, total revenues increased by $92.1 million or 11%, to $928.3 million from $836.2 million during the prior year. Domestic revenues increased $71.3 million, or 11%, to $714.0 million and were 77% of total revenues for the year ended December 31, 2014. International revenues increased 11% at $214.3 million as compared to 2013. Foreign exchange fluctuations had a negative impact of $2.3 million on revenues for the year.
Our total revenues for the year ended December 31, 2013, were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products.
U.S. Neurosurgery revenues were $244.6 million, an increase of 42% from the prior year. The increase largely resulted from the impact of the DuraSeal product sales arising out of the Confluent Surgical acquisition which added $54.1 million in the period. We also saw increases from our dural repair franchise, which recovered from the 2013 recall, and neuro critical care and tissue ablation, both of which benefited from strong sales of capital equipment during the period.

U.S. Instruments revenues were $157.8 million, a decrease of 4% from the prior year. The decrease resulted primarily from lower sales in our acute-care and alternate-site businesses and product discontinuations. Increases in our lighting product line and the partial-year contribution from our MicroFrance acquisition partially offset this decline.
U.S. Extremities revenues were $143.4 million, an increase of 12% from the prior year. This increase resulted primarily from dermal and wound care products, including our new "Thin" version of Integra Wound Matrix, and from our shoulder product line, which increased as a result of the launch of a new reverse shoulder in the latter half of 2013 and increases in the number of distributors. The remainder of our lower and upper extremity franchise increased slightly during the period partially as a consequence of sales force turnover in the second quarter of 2014 as well as the transition to our new total foot system.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $171.4 million, a decrease of 6% from the prior year. Our spine hardware sales softened in the current year because of ongoing pricing pressure, delays in expected product launches, and slower than anticipated addition of new distributors. This was partially offset by growth in orthobiologics, especially demineralized bone matrix and cancellous bone products, due to ongoing market demand. Sales of our private label products decreased from the prior-year period because we lost some business as a result of recall issues in 2013.
International segment revenues were $211.1 million, up 11% from the prior year. These increases primarily resulted from the incremental impact of DuraSeal product sales, skin and wound, and strong neuro capital equipment sales as well as the addition of the MicroFrance acquisition in the fourth quarter. These increases to revenue were offset by a decline in orthopedic hardware sales and an unfavorable foreign currency impact of $2.3 million in the period primarily because of a weaker euro.
With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012.
For the year ended December 31, 2013, total revenues increased by $5.3 million or 1% to $836.2 million from $830.9 million during 2012. Domestic revenues were essentially flat at $642.7 million and were 77% of total revenues for the year ended December 31, 2013. International revenues increased 3% at $193.5 million as compared to 2012. Foreign exchange fluctuations had a negligible impact on revenues for the year.
Our total revenues for the year ended December 31, 2013 were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products.
U.S. Neurosurgery revenues were $172.3 million, an increase of 1% from 2012. Capital sales increased as we saw growth in our critical care, cranial stabilization, tissue ablation and stereotaxy lines. These increases were offset by decreases in sales of our collagen products and loss of market share resulting from the recall-related supply shortage, and decreases in shunts.
U.S. Instruments revenues were $163.9 million, a decrease of 2% from 2012. We saw sustained growth in sales of our LED surgical headlamp, and our retractor sales have increased. We experienced lower sales of our legacy lighting products resulting from some product discontinuation and conversion of the legacy xenon lighting products to LED lighting. Alternate-site sales decreased due to product discontinuation of some of our lower margin products. Hospital starts also decreased during the year, resulting in fewer large orders in the second half of the year, thereby driving a weaker revenue result in our acute-care franchise.
U.S. Extremities revenues were $128.3 million, an increase of 10% from 2012. This growth resulted from double digit increases in both our upper and lower extremities businesses driven in part by new product introductions, including shoulder implants. Sales of our dermal and wound care products increased to high-single digits.
U.S. Spine and Other revenues, which include our Spine hardware, orthobiologics and private label products, were $182.0 million, a decrease of 5% from 2012. In addition to general market softness and pricing pressure in spine hardware, our product sales declined more than the market because of poor execution in the business and some distributor turnover. That said, spine hardware began to improve toward the end of the year. Orthobiologics sales increased mid-single digits and were affected by backorders in collagen ceramic bone void fillers in the first half of 2013. Our supplies returned to normal levels by the end of the third quarter, and we saw a sequential increase in sales in the fourth quarter. The demand for the overall orthobiologics line remained strong and partially offsets some of the softness in hardware. Sales of our private label products decreased significantly from the prior-year period resulting from the loss of some business to certain customers because of the recall-related supply shortages, and changes in the demand of components that we manufacture for our strategic partners.
International segment revenues were $189.7 million, up 3% from 2012. Our sales around the world were affected by the recall of our collagen products and backorders on these recalled products; however, we cleared most of our backorders in the third quarter of 2013. We saw growth in our spine implants across all geographies, increases in our dermal and wound businesses with several new product introductions, and increasing product coverage in direct and indirect channels. We experienced some growth in Asia-Pacific and Latin America markets for our duraplasty products.
With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.
Gross Margin
Gross margin as a percentage of revenues was 62.0% in 2014, 60.9% in 2013, and 62.2% in 2012. Cost of product revenues in 2014, 2013, and 2012 included $1.4 million, $2.2 million, and $2.8 million, respectively, in fair value inventory purchase accounting adjustments recorded in connection with acquisitions, and $19.3 million, $6.7 million, and $6.6 million, respectively, of amortization for technology-based intangible assets inclusive of impairments.
The increase in gross margin percentage from 2013 to 2014 resulted primarily from increases in margins on DuraSeal related to the Confluent Surgical acquisition as well as a decrease in reserved and scrapped inventory from the 2013 recall of DuraGen. We also incurred fewer quality costs at our manufacturing facilities in 2014 because the bulk of the remediation work was performed in 2012 and 2013 in response to the warning letters that we previously disclosed.
The decrease in gross margin percentage from 2012 to 2013 resulted primarily from increases in reserves related to inventory associated with the recall and increased quality costs at our manufacturing facilities.
We expect our consolidated gross margin percentage for the full year 2015 to be between 61.5% and 62%. We expect our gross margin will see increases from improved product mix offset by a negative top line impact on revenues because of the stronger U.S. dollar and corresponding weaknesses in other currencies in which we transact business, particularly the euro.

Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2014	2013	2012
Research and development	5.6%	6.2%	6.1%
Selling, general and administrative	48.0%	48.8%	44.9%
Intangible asset amortization	1.3%	1.5%	2.2%
Goodwill impairment charge	—%	5.6%	—%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, intangible asset amortization expense, and goodwill impairment charge, decreased $9.3 million or 2% to $510.0 million in 2014, compared to $519.3 million in the same period last year.

RESEARCH AND DEVELOPMENT. Research and development expenses amounted to $51.6 million in 2014, compared to $52.1 million in 2013 and $51.0 million in 2012. The decrease in research and development cost from 2013 to 2014 primarily resulted from lower spending on the diabetic foot ulcer clinical trial, which was substantially completed by the end of 2014, and a decrease in impairment charges related to in-process research and development intangible assets compared to 2013. The increase in research and development from 2012 to 2013 was mostly driven by the diabetic foot ulcer clinical trial, further development of our shoulder product lines, and the impairment of an in-process research and development intangible asset in 2013, offset in part by lower costs from site closures that occurred in 2012.
We are continuing to invest in clinical work and product development, and expect an increase in our research and development expenses in 2015 to approximately 6.0% of total revenues.
SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the year ended December 31, 2014 increased by $38.2 million or 9.4% to $446.0 million compared to $407.8 million in the same period last year. Selling and marketing expenses increased by $12.0 million, primarily resulting from higher headcount in our sales force compared to last year, the impact of the DuraSeal acquisition, and U.S. Extremities' commission costs, which were higher as a result of increases in revenue. General and administrative costs increased $26.2 million, primarily because of additional depreciation as we implemented our ERP in certain locations during May of 2014, consulting costs to support various strategic projects, including the spin-off of our spine business, higher severance costs, and acquisition-related costs from our three acquisitions in 2014. These general and administrative increases were partially offset by $1.2 million to reflect a decrease in the fair value of the contingent consideration liability because management concluded that the achievement of the sales threshold for a contingent consideration payment from a prior acquisition was no longer probable.
Selling, general and administrative expenses for the year ended December 31, 2013 increased by $34.7 million or 9.3% to $407.8 million compared to $373.1 million in 2012. Selling and marketing expenses increased by $13.4 million, primarily resulting from higher headcount in our sales force compared to the prior year and the U.S. Extremities' commission costs were higher as a result of increases in revenue. General and administrative costs increased $21.3 million primarily because of higher headcount, increased expenses incurred in connection with the implementation of our global ERP system, consulting costs to support various strategic projects, and recording of the 2.3% medical device excise tax.
For 2015, we expect general and administrative expenses to be flat to down 1% as a percentage of revenue, including costs related to the spin-off of our spine business. We expect our reported selling, general, and administrative expenses to be between 47% and 48% of revenue in 2015.
INTANGIBLE ASSET AMORTIZATION. Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2014 was $12.4 million compared to $12.7 million in 2013.
In 2013, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) decreased by $5.8 million to $12.7 million compared to $18.5 million in 2012. The decrease primarily resulted from certain intangible assets that became fully amortized in the first half of 2013.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development ("IPR&D")) to be approximately $32.1 million in 2015, $29.9 million in 2016, $27.8 million in 2017, $27.5 million in 2018 and $26.7 million in 2019.

Operating expenses for the year ended December 31, 2013 also included a goodwill impairment charge of $46.7 million. The goodwill impairment charge is related to our U.S. Spine reporting unit. See Note 2 "Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets" to our consolidated financial statements for further discussion.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest income	$168	$443	$1,205
Interest expense	(21,967)	(19,788)	(22,237)
Other income (expense)	(763)	(1,801)	(721)
Total non-operating income and expense	$(22,562)	$(21,146)	$(21,753)

Interest Income and Interest Expense
Interest income decreased for the year ended December 31, 2014 because the Company no longer holds any short-term investments in time deposit accounts outside the United States as it did for a portion of 2013 and all of 2012. Interest income on our invested cash in 2014, 2013 and 2012 was $0.2 million, $0.4 million and $1.2 million, respectively.
Interest expense was $22.0 million, $19.8 million and $22.2 million in 2014, 2013 and 2012, respectively. Interest expense increased in 2014 compared to 2013 primarily because we increased borrowings on our Senior Credit facility compared to the prior year, and we placed our ERP in service in various U.S. locations during May 2014. As a result, we no longer capitalize interest related to that portion of the project. Also, in July 2014, we expensed $0.3 million of previously capitalized deferred financing costs in connection with the refinancing of our Senior Credit Facility. Furthermore, the amount of our 2016 Notes discount amortization increased by $0.4 million as expected when using the effective interest method for its amortization in the twelve-month period December 31, 2014.
Our reported interest expense for the years ended December 31, 2014, 2013 and 2012 includes non-cash interest related to the accounting for convertible securities of $7.1 million, $6.5 million and $8.5 million, respectively. The expense was primarily associated with the principal amount of the outstanding 2016 Notes and 2012 Notes, and interest and fees related to our $900.0 million senior secured credit facility. In 2014, 2013, and 2012, we capitalized a total of $0.8 million, $1.0 million and $1.6 million of non-cash interest, respectively, and included it in the historical cost of assets constructed for the Company's own use.
Our reported interest expense for the years ended December 31, 2014, 2013 and 2012 included $2.6 million, $2.3 million and $2.7 million, respectively, of non-cash amortization of debt issuance costs.
Other Income (Expense)
Other expenses of $0.8 million in 2014 were primarily attributable to foreign exchange losses on intercompany balances. Other expenses of $1.8 million in 2013 were primarily related to a write-off of $1.5 million for a capital expenditure project not placed into service and by foreign exchange losses on intercompany balances.
In 2012, net other expense of $0.7 million consisted predominantly of foreign exchange losses.
Income Taxes
Our effective income tax rate was 20.9%, 32.7% and 20.8% of income before income taxes in 2014, 2013 and 2012, respectively. See Note 10, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate.
In 2014 our full-year worldwide income increased significantly over prior year, primarily resulting from the impairment of goodwill in the prior year as well as an increase in profits in the current year. The shift in the jurisdictional mix of earnings in the current year caused a significant change in our worldwide effective tax rate. Additionally, the Company recorded a tax benefit in the fourth quarter of 2013 of $1.0 million related to the correction of a deferred tax item relating primarily to 2011, which helped lower the prior year effective tax rate.
In 2012, our worldwide effective tax rate was primarily attributable to the Company's geographical mix of earnings, partially offset by a reversal of $2.6 million of reserves, which includes interest for uncertain tax positions, as well as the impact of tax benefits associated with a change in state deferred rates.

Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and other, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate the range of our worldwide effective income tax rate for 2015 to be approximately 24% to 25%.
We have recorded a valuation allowance of $7.3 million against the remaining $103.7 million of gross deferred tax assets recorded at December 31, 2014. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made. Our deferred tax asset valuation allowance decreased $1.8 million in 2014, $5.2 million in 2013, and $18.1 million in 2012.
At December 31, 2014 we had net operating loss carryforwards of $42.4 million for federal income tax purposes, $33.2 million for foreign income tax purposes and $23.2 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $10.0 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $23.2 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2032.

As of December 31, 2014, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $223.5 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $36.4 million at December 31, 2014.  Events that could trigger a need to repatriate foreign cash to the U.S. and generate a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$714,040	$642,694	$642,830
Europe	105,697	93,977	90,920
Rest of World	108,568	99,543	97,121
Total Revenues	$928,305	$836,214	$830,871
In 2014, sales to our U.S. customers increased 11% from the prior year. We saw increases in our reconstructive and orthobiologics businesses as well as our neurosurgery business, which benefited from the DuraSeal acquisition. These gains were offset by decreases in spine hardware, instruments, and private label. European sales increased approximately 12% in 2014 compared to the prior year resulting primarily from increases in sales in our neurosurgery portfolio, similarly due largely to strong neurosurgery sales, led by DuraSeal and tissue ablation as well as revenue related to our MicroFrance acquisition. Sales to customers in the Rest of the World region increased approximately 9% for the year ended December 31, 2014 primarily driven by strong neurosurgery sales, led by DuraSeal and tissue ablation.
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
With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses. The Company generated revenues denominated in foreign currencies of $156.9 million, $134.2 million and $133.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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
Although economic conditions in some European countries, especially Greece, Ireland, Italy, Portugal and Spain, have remained challenging, certain countries have been steadily improving through 2014. Accounts receivable from customers in these countries represented approximately $6.2 million of our total accounts receivable balance of which $0.3 million was reserved at December 31, 2014. At December 31, 2013, the accounts receivable from customers in these countries was $6.1 million of which $0.7 million was reserved. We continually evaluate receivables for potential collection risks associated with our customers. If the financial condition of customers or their respective countries’ healthcare systems continue to deteriorate it may negatively affect our results in future periods.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $72.0 million and $120.6 million at December 31, 2014 and 2013, respectively.
We determined that our existing cash, future cash to be generated from operations, and our remaining $483.1 million of borrowing capacity under our senior secured revolving credit facility at December 31, 2014, if needed, will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months.
In 2015, we anticipate that our principal uses of cash will include between $40.0 million and $45.0 million on capital expenditures primarily for the completion of our regenerative technology manufacturing capacity expansion, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. In addition, we plan on providing between $30.0 million and $40.0 million of cash to the spine business in conjunction with the spin-off as well as spending approximately $20.0 million on professional fees and other expenses to separate the business.
At December 31, 2014, our non-U.S. subsidiaries held approximately $47.2 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Year Ended December 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$79,463	$53,268
Net cash used in investing activities	(363,317)	(50,296)
Net cash provided by financing activities	242,784	19,019
Effect of exchange rate fluctuations on cash	(7,550)	1,685
Net increase (decrease) in cash and cash equivalents	$(48,620)	$23,676

In the fourth quarter of 2013, we sold 4.025 million shares of our common stock in a registered public offering to a select group of underwriters. The net proceeds of the offering were $152.5 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses. Through December 31, 2013, we used all of the net proceeds from this offering to pay down a portion of our outstanding Senior Credit Facility balance.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $79.5 million, $53.3 million and $59.1 million for years ended December 31, 2014, 2013 and 2012, respectively.
Operating cash flow in 2014 benefited from an increase in net income of $55.1 million compared to 2013. Net income for the year adjusted for items included in net income which did not result in a change to our cash balance amounted to cash inflows of $118.8 million, compared to $80.7 million in 2013. Changes in working capital in 2014 decreased cash flows by approximately $31.5 million. Among the changes in working capital, accounts receivable used $16.1 million of cash, inventory used $27.0 million of cash, prepaid expenses and other current assets provided $8.1 million of cash, and accounts payable, accrued expenses and other current liabilities provided $2.4 million of cash.
Operating cash flows for 2013 were lower than the same period in 2012, largely because of the loss in 2013. Net loss for the year plus items included in that loss which did not result in a change to our cash balance amounted to cash inflows of $80.7 million compared to $82.7 million in 2012. Changes in working capital decreased cash flows by approximately $22.9 million. Among the changes in working capital, accounts receivable used $2.9 million of cash, inventory used $35.5 million of cash, prepaid expenses and other current assets provided $4.8 million of cash, and accounts payable, accrued expenses and other current liabilities used $9.9 million of cash.
Net income for the year ended December 31, 2012, plus items included in those earnings that did not result in a change to our cash balance, amounted to $82.7 million. In 2012, the impact of net working capital items on operating cash flows was a decrease of $22.1 million. Decreases in accounts receivable provided $3.8 million of cash, decreases in prepaid expenses and other current assets used $3.1 million of cash, and decreases in accounts payable, accrued expenses, and other current liabilities used $21.1 million of cash. Inventory used $0.7 million of cash.
Cash Flows Used in Investing Activities
During the year ended December 31, 2014, we paid $41.9 million in cash for capital expenditures, most of which was directed to the expansion of our collagen manufacturing center and ERP implementation. We also paid an aggregate of $320.9 million for the acquisition of Confluent Surgical, MicroFrance, and Metasurg.
During the year ended December 31, 2013, we paid $47.9 million in cash for capital expenditures, most of which was directed to the expansion of our collagen manufacturing center and our ERP system implementation. We also paid $3.0 million in cash for the acquisition of Tarsus Medical, Inc.
During the year ended December 31, 2012, we paid $69.0 million in cash for capital expenditures, most of which was directed to the expansion and remediation of our collagen manufacturing center and implementation of our ERP system. We released $7.4 million of our indemnification holdback to the sellers of SeaSpine, Inc. We also experienced a net unfavorable impact in short-term time deposit accounts representing the impact of changes in foreign exchange rates.
Cash Flows Provided by Financing Activities
Our principal sources of cash from financing activities in the year ended December 31, 2014 were from $425.0 million of borrowings under our Senior Credit Facility primarily to fund the Confluent Surgical acquisition, borrowing $150.0 million under the term loan portion of our Senior Credit Facility in connection with the July 2014 refinancing, and $15.2 million in proceeds from stock option exercises and the tax impact of stock-based compensation, offset by $195.0 million of repayments under our Senior Credit Facility and $3.2 million in debt issuance costs related to our Amended and Restated Senior Credit Facility entered into in July 2014.
Our principal sources of cash from financing activities in the year ended December 31, 2013 were from $152.5 million of net proceeds from the issuance of 4.025 million shares of common stock in the fourth quarter, $30.0 million borrowings under our Senior Credit Facility, and $2.3 million in proceeds from stock option exercises and the tax impact of stock-based compensation, offset by $165.0 million repayments under our Senior Credit Facility and capitalized cost related to the amendment of our Senior Credit Facility of $1.1 million.
Our principal sources of cash for financing activities in the year ended December 31, 2012 were $155.0 million of borrowings under our Senior Credit Facility, offset by the payment of the liability component of our 2012 Notes of $134.4 million and $12.8 million of repayments under our Senior Credit Facility.
Working Capital
At December 31, 2014 and December 31, 2013, working capital was $403.3 million and $401.8 million, respectively.
Upcoming Debt Maturities

The Company’s 1.625% senior convertible notes mature in 2016. The Company may attempt to refinance or extend, this obligation over the next 12-18 months depending on prevailing market conditions. Our ability to refinance or extend this obligation will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.

Amended and Restated Senior Credit Agreement
On August 10, 2010, we entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”), and subsequently amended the Senior Credit Facility on June 8, 2011, May 11, 2012, June 21, 2013, July 2, 2014, and December 19, 2014.
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
On May 11, 2012, we entered into another amendment to the Senior Credit Facility (the “2012 Amendment”). The 2012 Amendment modified certain financial and negative covenants. The 2012 Amendment provides that the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) during any consecutive four quarter period should not be greater than 3.75 to 1.00 during any such period ending on December 31, 2013 (instead of March 31, 2012). In addition, when calculating consolidated EBITDA for any period, the 2012 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. We capitalized $0.4 million of incremental financing costs in connection with the 2012 Amendment.
On June 21, 2013, we entered into another amendment to the Senior Credit Facility (the “2013 Amendment”). The 2013 Amendment modified certain financial and negative covenants and increased the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) to 4.25 through June 30, 2014, with a step-down to 4.00 through March 31, 2015, and then with another step-down to 3.75 thereafter. In addition, when calculating consolidated EBITDA for any period, the 2013 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. The effect of the 2013 Amendment is to increase the ability of the Company to borrow under the Senior Credit Facility during the affected periods. We capitalized $1.1 million of incremental financing costs in connection with the 2013 Amendment, which will be amortized through the maturity date of the Senior Credit Facility.
On July 2, 2014, we entered into an amended and restated credit agreement with a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents.
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
On December 19, 2014, we entered into an amendment to the Senior Credit Facility which modified covenants to permit the distribution and/or dividend by the Company of its spine business to the Company's public stockholders. The intent of the amendment is to permit the Company to consummate the SeaSpine spin-off transactions.
Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate equal to:

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
The Company will also pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company’s consolidated total leverage ratio, on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

We plan to utilize the Senior Credit Facility for working capital, capital expenditures, acquisitions, debt repayments, the spin-off of our spine business and other general corporate purposes. At December 31, 2014 and 2013, there was $266.9 million and $186.9 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.0%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. At December 31, 2014 there was $150.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.7%. Contractual repayments of the term loan begin in September 2015. We classify as short-term those repayments that are due within twelve months.
At December 31, 2014, there was approximately $483.1 million available for borrowing under the Senior Credit Facility.
Convertible Debt and Related Hedging Activities
We pay interest each June 15 and December 15 on our $230.0 million senior convertible notes due December 2016 (“2016 Notes”) at an annual interest rate of 1.625%. We repaid our $165.0 million senior convertible notes due June 2012 ("2012 Notes") in full during June 2012 in accordance with their term.
The 2016 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). We expect to satisfy any conversion of the 2016 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the respective indenture and, with respect to any excess conversion value, with shares of our common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 150% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the applicable indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur, which includes the planned spin-off of the spine business. The issue price of the 2016 Notes was equal to their face amounts, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. None of these conditions existed as of December 31, 2014 with respect to the 2016 Notes; therefore the 2016 Notes are classified as long-term.
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
Share Repurchase Plan
On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program through December 31, 2014 and $75.0 million remains available under the authorization.
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
Contractual Obligations and Commitments
As of December 31, 2014, we were obligated to pay the following amounts under the following agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Convertible Securities(1)	$230.0	$—	$230.0	$—	$—
Senior Credit Facility(2) - Revolver	266.9	—	—	266.9	—
Senior Credit Facility - Term Loan	150.0	3.8	22.4	123.8	—
Interest(3)	17.6	6.3	8.4	2.9	—
Employment Agreements(4)	2.5	0.8	1.7	—	—
Operating Leases	65.9	11.5	16.8	8.7	28.9
Purchase Obligations	22.3	13.5	5.6	3.2	—
Other	9.8	2.8	3.6	2.7	0.7
Total	$765.0	$38.7	$288.5	$408.2	$29.6

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

Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $1.3 million. We also have excluded contingent consideration resulting from certain acquisitions, which total $22.0 million. These liabilities for uncertain tax benefits and contingent consideration have been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits or contingent consideration may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the year ended December 31, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
Valuation of Goodwill, Identifiable Intangible Assets, and In-Process Research and Development Charges
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Our assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. We review goodwill for impairment annually as of July 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In reviewing goodwill for impairment, we have the option - for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determines that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to step one of the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceed directly to the two-step quantitative impairment test. The most recent two-step quantitative impairment test completed for each reporting unit was as of July 31, 2013 (the "Base Valuation"), which resulted in the full impairment of goodwill held by the U.S. Spine reporting unit. At July 31, 2014 the following reporting units carried goodwill: U.S. Neurosurgery, U.S. Instruments, U.S. Extremities, Private Label, EMEA and LAPAC.
At July 31, 2014, we performed a comprehensive analysis of various events and circumstances (i.e. factors) that would likely affect the estimated fair value of all of our reporting units that carried goodwill at that date, and whether those factors would have a positive or negative impact on the fair value of the reporting unit when compared to the Base Valuation. We considered Company-wide factors such as, but not limited to (i) macroeconomic conditions, (ii) industry conditions, (iii) our overall financial prospects and market capitalization, (iv) the competitive environment, (v) regulatory and political developments, and (vi) any changes in our weighted average cost of capital ("WACC"). We also considered reporting unit specific factors such as, but not limited to (i) changes in the market for products and services, (ii) strategic business changes, (iii) reporting unit financial performance, (iv) our most recent prospective revenue estimates, (v) the prospective cost burden of the reporting units, (vi) changes in a reporting unit's management, (vii) how any change in the Company's WACC above might impact the reporting unit specific WACC, and (viii) the suitability of the risk premiums on the reporting unit specific WACC. These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. We then perform an assessment of the level of impact that a particular factor would have on the estimated fair value using high, medium, and low weighting. Finally, we considered all of the factors above in the context of the results of the Base Valuation, and whether it is more likely than not that the carrying value of any of the reporting units that have goodwill exceeds their individual fair value.
We concluded that at July 31, 2014, based on the totality of information available for each reporting unit that carried goodwill, it was more likely than not that the estimated fair values of the U.S. Neurosurgery, U.S. Extremities, Private Label, EMEA and LAPAC reporting units were greater than their carrying values, and as such, no further analysis was required for those reporting units. We proceeded to step one of the quantitative goodwill impairment test for the U.S. Instruments reporting unit, primarily as a result of recent declines in that reporting unit's revenues.
To derive the fair value of the U.S. Instruments reporting unit, as required in step one of the impairment test, we used the income approach, specifically the discounted cash flow ("DCF") method, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value our reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included:

•
The reporting unit's financial projections, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans.

•
The projected terminal value for the reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal value reflects assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

We determined, after performing the Step-1 fair value analysis above, that the U.S. Instruments reporting unit's fair value was in excess of its carrying value; therefore, it was not necessary to proceed to Step-2 of the goodwill impairment test for the U.S. Instruments reporting unit.
On July 31, 2013, we performed the annual goodwill impairment test which resulted in a non-cash goodwill impairment charge of $46.7 million recorded in the third quarter of 2013, representing the remaining goodwill balance in the U.S. Spine reporting unit which is a part of the U.S. Spine and Other reportable segment. During the fourth quarter of 2013, we finalized the step two analysis related to its impairment assessment of the goodwill and there were no changes to the impairment initially recorded. Approximately $16.2 million of the goodwill impairment charge was deductible for tax purposes.
As previously disclosed, we were monitoring our U.S. Spine business and disclosed that it was at risk for impairment. During the course of the annual strategic planning process performed during the third quarter of 2013, we determined that both the actual and expected income and cash flows for the U.S. Spine reporting unit were projected to be substantially lower than forecasts, and the U.S. spine market recovery may take longer than originally forecasted, including the current expectation of future significant negative pricing pressures. Factors that contributed to the impairment of the U.S. Spine reporting unit included broader market issues as well as company-specific issues. Company-specific issues included turnover of some distributors, significant delays in new product introductions and other operational issues that negatively impacted and decreased projected revenues by a material amount. As a result, we lowered our expectations of recovery in the U.S. market and its related impact on the U.S. Spine reporting unit. This revised outlook resulted in a reduction of the U.S. Spine forecasts of the sales, operating income and cash flows expected in 2014 and beyond and consequently, resulted in an impairment charge.
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
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize a discounted cash flow model to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2014, observable inputs are available for substantially the full term of our derivative instruments.
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
Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company's global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. See Note 10, “Income Taxes,” in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax expense (benefit) and the effect foreign taxes have on our overall effective tax rate.
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
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations; however, it will likely increase required footnote disclosures.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, Japanese yen, and Australian dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings. Based on current rates, we expect fluctuations in foreign currency rates to have an unfavorable impact of approximately $25.0 million on total revenues for 2015 as compared to 2014. However, this could be impacted significantly depending on changes in the foreign currency markets.
From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. At December 31, 2014 and 2013, the Company had no foreign currency forward contracts outstanding.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2014 would increase interest income by approximately $0.7 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 17 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use an interest rate swap derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. At December 31, 2014 the interest rate swap had a notional amount of $97.5 million outstanding, and the fair value was a net liability of $0.9 million. We recognized $1.7 million of additional interest expense related to this interest rate swap during 2014.
Based on our outstanding borrowings at December 31, 2014, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $3.2 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide such reasonable assurance.
As previously disclosed, the Company is in the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. In the second quarter of 2013, the Company began deploying its first ERP module within certain U.S. operations. In May 2014, the Company implemented the ERP system across a number of U.S. sites and expects to continue to implement the ERP system at the remaining U.S. sites. In addition, in response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. We excluded MicroFrance and Metasurg from our assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in a purchase business combination during 2014. The total assets and total revenues of MicroFrance and Metasurg, both wholly-owned subsidiaries, represent 2.3% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 22, 2015, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

2.2
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
Second Amendment, dated as of June 21, 2013, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Wells Fargo Bank, National Association, Fifth Third Bank, DNB Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2013)

4.3(j)
Third Amended and Restated Credit Agreement, dated as of July 2, 2014, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 9, 2014)

4.3(k)
First Amendment, dated as of December 19, 2014, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 29, 2014)

4.4
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

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

10.14(g)
Second Amended and Restated 2005 Employment Agreement between the Company and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014)*

10.15
Consulting Agreement, dated October 12, 2010, between the Company and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16
Severance Agreement between Richard D. Gorelick and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.17(a)
Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.17(b)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.17(c)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.18(a)
Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.18(b)
Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.18(c)
Second Amended and Restated Employment Agreement between the Company and Peter J. Arduini (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2014)*

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

10.37	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.38	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.39	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.40	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.41(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.41(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.41(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.41(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.41(e)	Compensation of Non-Employee Directors of the Company effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2014)*

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

10.70	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)*

10.71	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014)*

12.1
Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended 2008, 2009, 2010, 2011 and 2012, and the Nine Months Ended September 30, 2013 (Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 ASR filed November 4, 2013)

18.1
Preferability letter of Independent Public Accounting Firm dated May 1, 2014 (Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

18.2
Preferability Letter of Independent Public Accounting Firm dated July 31, 2012 (Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J. Arduini	President and Chief Executive Officer,	February 27, 2015
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ Glenn G. Coleman	Corporate Vice President and	February 27, 2015
Glenn G. Coleman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 27, 2015
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 27, 2015
Keith Bradley, Ph.D.

/s/ Richard E. Caruso, Ph.D.	Director	February 27, 2015
Richard E. Caruso, Ph.D.

/s/ Barbara B. Hill	Director	February 27, 2015
Barbara B. Hill

/s/ Lloyd W. Howell, Jr.	Director	February 27, 2015
Lloyd W. Howell, Jr.

/s/ Donald E. Morel, Jr.,Ph.D.	Director	February 27, 2015
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 27, 2015
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 27, 2015
Christian S. Schade

/s/ James M. Sullivan	Director	February 27, 2015
James M. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Company’s 2014 Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the medical device excise tax effective January 1, 2013.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded MicroFrance and Metasurg from their assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in a purchase business combination on October 27, 2014 and December 5, 2014, respectively. We have also excluded MicroFrance and Metasurg from our audit of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in a purchase business combination. The total assets and total revenues of MicroFrance and Metasurg, wholly-owned subsidiaries, 2.3% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2015

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
	(In thousands, except per share amounts)
Total revenue, net	$928,305	$836,214	$830,871
Costs and Expenses:
Cost of goods sold	352,801	327,045	314,427
Research and development	51,596	52,088	51,012
Selling, general and administrative	445,967	407,802	373,114
Intangible asset amortization	12,400	12,697	18,536
Goodwill impairment charge	—	46,738	—
Total costs and expenses	862,764	846,370	757,089
Operating income (loss)	65,541	(10,156)	73,782
Interest income	168	443	1,205
Interest expense	(21,967)	(19,788)	(22,237)
Other expense, net	(763)	(1,801)	(721)
Income (loss) before income taxes	42,979	(31,302)	52,029
Provision (benefit) for income taxes	8,975	(10,235)	10,825
Net income (loss)	$34,004	$(21,067)	$41,204
Basic net income (loss) per common share	$1.05	$(0.74)	$1.46
Diluted net income (loss) per common share	$1.03	$(0.74)	$1.44
Weighted average common shares outstanding (See Note 11):
Basic	32,432	28,416	28,232
Diluted	32,960	28,416	28,516

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
	(In thousands)
Net income (loss)	$34,004	$(21,067)	$41,204
Other comprehensive income (loss), before tax:
Change in foreign currency translation adjustments	(26,674)	5,874	5,224
Unrealized loss on derivatives
Unrealized derivative losses arising during period	(206)	(110)	(2,062)
Less: Reclassification adjustments for losses included in net income (loss)	(1,747)	(1,830)	(2,210)
Unrealized gain on derivatives	1,541	1,720	148

Defined benefit pension plan - net gain (loss) arising during period	1,672	(1,398)	(1,313)

Total other comprehensive income (loss), before tax	(23,461)	6,196	4,059
Income tax (expense) benefit related to items in other comprehensive income (loss)	(954)	(472)	237
Total other comprehensive income (loss), net of tax	(24,415)	5,724	4,296

Comprehensive income (loss), net of tax	$9,589	$(15,343)	$45,500

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
		(As adjusted)*
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$71,994	$120,614
Trade accounts receivable, net of allowances of $6,184 and $6,194	131,918	118,145
Inventories, net	237,114	206,919
Deferred tax assets	58,663	48,616
Prepaid expenses and other current assets	29,632	26,858
Total current assets	529,321	521,152
Property, plant and equipment, net	209,986	200,310
Intangible assets, net	459,459	197,163
Goodwill	363,888	249,764
Deferred tax assets	5,603	15,412
Other assets	10,368	8,338
Total assets	$1,578,625	$1,192,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$3,750	$—
Accounts payable, trade	34,060	50,752
Deferred revenue	5,176	4,197
Accrued compensation	40,943	28,079
Accrued expenses and other current liabilities	42,096	36,354
Total current liabilities	126,025	119,382
Long-term borrowings under senior credit facility	413,125	186,875
Long-term convertible securities	213,121	205,182
Deferred tax liabilities	91,623	2,083
Other liabilities	30,409	12,527
Total liabilities	874,303	526,049
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 41,644 and 41,042 issued at December 31, 2014 and 2013, respectively	416	410
Additional paid-in capital	779,555	750,918
Treasury stock, at cost; 8,903 shares at December 31, 2014 and 2013, respectively	(367,121)	(367,121)
Accumulated other comprehensive income (loss)	(23,488)	927
Retained earnings	314,960	280,956
Total stockholders’ equity	704,322	666,090
Total liabilities and stockholders’ equity	$1,578,625	$1,192,139

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$34,004	$(21,067)	$41,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,128	47,010	52,611
Non-cash impairment charges	790	47,078	—
Deferred income tax provision (benefit)	(964)	(13,145)	1,537
Share-based compensation	15,105	10,393	9,051
Amortization of debt issuance costs	2,571	2,298	2,725
Non-cash interest expense	7,104	6,463	8,520
Payment of accreted interest	—	—	(30,617)
Loss on disposal of property and equipment	1,201	1,965	1,312
Excess tax benefits from stock-based compensation arrangements	(1,384)	(270)	(3,634)
Change in fair value of contingent consideration	(764)	—	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(16,145)	(2,892)	3,783
Inventories	(27,006)	(35,505)	(711)
Prepaid expenses and other current assets	8,070	4,823	(3,067)
Other non-current assets	(1,744)	441	(553)
Accounts payable, accrued expenses and other current liabilities	2,427	9,945	(21,071)
Deferred revenue	1,118	697	(1,051)
Other non-current liabilities	(6,048)	(4,966)	(939)
Net cash provided by operating activities	79,463	53,268	59,100
INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(320,921)	(2,980)	(7,278)
Purchases of property and equipment	(41,921)	(47,851)	(69,031)
Sales of property and equipment	—	535	—
Purchases of short-term investments	—	—	(67,907)
Maturities of short-term investments	—	—	64,940
Other changes in intangible assets	(475)	—	—
Net cash used in investing activities	(363,317)	(50,296)	(79,276)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	425,000	30,000	155,000
Repayments under senior credit facility	(195,000)	(165,000)	(12,812)
Proceeds from the issuance of common stock, net of issuance costs	—	152,458	—
Payment of liability component of convertible notes	—	—	(134,383)
Payment of capital lease obligation	(605)	—	—
Debt issuance costs	(3,210)	(1,053)	(385)
Proceeds from exercised stock options	15,215	2,344	696
Excess tax benefits from stock-based compensation arrangements	1,384	270	3,634
Net cash provided by financing activities	242,784	19,019	11,750
Effect of exchange rate changes on cash and cash equivalents	(7,550)	1,685	4,556
Net increase (decrease) in cash and cash equivalents	(48,620)	23,676	(3,870)
Cash and cash equivalents at beginning of period	120,614	96,938	100,808
Cash and cash equivalents at end of period	$71,994	$120,614	$96,938

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2011	35,734	$357	(8,903)	$(367,121)	$607,676	$(9,093)	$260,819	$492,638
Net income	—	—	—	—	—	—	41,204	41,204
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,296	—	4,296
Issuance of common stock through employee benefit plans	9	1	—	—	250	—	—	251
Share-based compensation	1,109	11	—	—	(20,625)	—	—	(20,614)

Balance, December 31, 2012	36,852	$369	(8,903)	$(367,121)	$587,301	$(4,797)	$302,023	$517,775
Net loss (As adjusted)*	—	—	—	—	—	—	(21,067)	(21,067)
Other comprehensive income (loss), net of tax (As adjusted)*	—	—	—	—	—	5,724	—	5,724
Issuance of common stock	4,025	40	—	—	152,418	—	—	152,458
Issuance of common stock through employee benefit plans	6	—	—	—	234	—	—	234
Share-based compensation	159	1	—	—	10,965	—	—	10,966

Balance, December 31, 2013	41,042	$410	(8,903)	$(367,121)	$750,918	$927	$280,956	$666,090
Net income	—	—	—	—	—	—	34,004	34,004
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,415)	—	(24,415)
Issuance of common stock through employee benefit plans	6	—	—	—	286	—	—	286
Share-based compensation	596	6	—	—	28,351	—	—	28,357

Balance, December 31, 2014	41,644	$416	(8,903)	$(367,121)	$779,555	$(23,488)	$314,960	$704,322

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
OUT OF PERIOD ADJUSTMENTS
In the fourth quarter of 2013, income tax benefit was increased by $1.0 million for the cumulative effect of immaterial errors related to the Company's reserve for uncertain tax positions that related to prior periods. Of the $1.0 million increase, $0.9 million was to correct an error that was recorded in the deferred tax accounts in 2011, and the remainder of the error had an insignificant impact across 2012 and 2013. Based upon the Company's evaluation of relevant factors related to this matter, it concluded that the uncorrected adjustments in the previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2013 is not material to its earnings for the full year ending December 31, 2013.
In the fourth quarter of 2012, interest expense was reduced by $3.3 million for the cumulative correction of immaterial errors in capitalized interest on the Company's construction in progress balances related to prior periods. The $3.3 million decrease in interest expense reflects (a) $1.5 million of interest expense that should have been capitalized in previous quarters in 2012, and (b) $1.4 million and $0.4 million of interest expense that should have been capitalized in the years ended December 31, 2011 and 2010, respectively. The 2012 amount above includes $2.1 million, $1.4 million, and $0.4 million related to the first three quarters of 2012 and to the years ended December 31, 2011 and 2010, respectively. Based upon the Company's evaluation of relevant factors related to this matter, it concluded that the uncorrected adjustments in previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2012 is not material to its earnings for the full year ending December 31, 2012.
RECLASSIFICATIONS
Certain amounts from the prior years' financial statements have been reclassified in order to conform to the current year's presentation.
CHANGE IN ACCOUNTING PRINCIPLE AND REALIGNMENT OF SEGMENT REVENUES
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
The medical device excise tax applies to sales beginning January 1, 2013; therefore, this change affected only 2013 financial results. The cumulative effect of the change in the prior year is included in retained earnings as of December 31, 2013. The

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company has revised the comparative results for the twelve months ended December 31, 2013 to reflect the retrospective application of the change in accounting principle had the new method been in effect for all periods, as follows:
Condensed Consolidating Statements of Operations and Comprehensive Income:

	Year Ended December 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands, except per share amounts)
Cost of goods sold	$334,085	$(7,040)	$327,045
Selling, general, and administrative	394,250	13,552	407,802
Income tax expense (benefit)	(7,813)	(2,422)	(10,235)
Net income (loss)	(16,977)	(4,090)	(21,067)
Basic net income (loss) per common share	$(0.60)	$(0.14)	$(0.74)
Diluted net income (loss) per common share	(0.60)	(0.14)	(0.74)
Comprehensive income (loss)	$(11,253)	$(4,090)	$(15,343)
Condensed Consolidated Balance Sheet:

	December 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Inventories	$213,431	$(6,512)	$206,919
Deferred tax assets - current	46,300	2,316	48,616
Prepaid expenses and other current assets	26,752	106	26,858
Retained earnings	285,046	(4,090)	280,956
Condensed Consolidated Statements of Cash Flows:

	Year Ended December 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Net income (loss)	$(16,977)	$(4,090)	$(21,067)
Deferred income tax provision (benefit)	(10,829)	(2,316)	(13,145)
Inventories	(42,017)	6,512	(35,505)
Prepaid and other current assets	4,929	(106)	4,823
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
CASH AND CASH EQUIVALENTS
The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.
TRADE ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2014	2013
		(As adjusted)*
	(In thousands)
Finished goods	$150,483	$123,786
Work in process	50,166	47,403
Raw materials	36,465	35,730
Total inventories, net	$237,114	$206,919
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax. Impact of adjustment was recorded to finished goods.
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2014 or 2013.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2014	2013	Useful Lives
	(In thousands)
Land	$3,308	$3,022
Buildings and building improvements	16,272	15,377	5-40 years
Leasehold improvements	45,416	42,900	1-20 years
Machinery and production equipment	92,149	86,192	3-20 years
Surgical instrument kits	32,551	30,352	4-5 years
Information systems and hardware	92,392	51,171	1-7 years
Furniture, fixtures, and office equipment	15,517	16,363	1-15 years
Construction-in-progress	86,844	112,130
Total	384,449	357,507
Less: Accumulated depreciation	(174,463)	(157,197)
Property, plant and equipment, net	$209,986	$200,310
Depreciation expense associated with property, plant and equipment was $30.2 million, $27.6 million, and $27.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company leases certain computer equipment under capital lease agreements. The gross carrying value of such leases amounted to $2.0 million and $1.6 million at December 31, 2014 and 2013, respectively. The accumulated depreciation of such leases amounted to $0.7 million and $0.1 million at December 31, 2014 and 2013, respectively, and the cost is included as a component of furniture, fixtures, office equipment and information systems and hardware.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2014 and 2013, respectively, the Company capitalized $2.6 million and $3.2 million and of interest expense into property, plant and equipment.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company reviews goodwill for impairment annually as of July 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In reviewing goodwill for impairment, the Company has the option - for any or all of its reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to step one of the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The most recent two-step quantitative impairment test completed for each reporting unit was as of July 31, 2013 (the "Base Valuation"), which resulted in the full impairment of goodwill held by the U.S. Spine reporting unit. At July 31, 2014 the following reporting units carried goodwill: U.S. Neurosurgery, U.S. Instruments, U.S. Extremities, Private Label, EMEA and LAPAC.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On July 31, 2013, the Company performed the annual goodwill impairment test which resulted in a non-cash goodwill impairment charge of $46.7 million recorded in the third quarter of 2013, representing the remaining goodwill balance in the U.S. Spine reporting unit which is a part of the U.S. Spine and Other reportable segment. During the fourth quarter of 2013, the Company finalized the step two analysis related to its impairment assessment of the goodwill and there were no changes to the impairment initially recorded. Approximately $16.2 million of the goodwill impairment charge was deductible for tax purposes.
As previously disclosed, the Company was monitoring its U.S. Spine business and disclosed that it was at risk for impairment. During the course of the annual strategic planning process performed during the third quarter of 2013, the Company determined that both the actual and expected income and cash flows for the U.S. Spine reporting unit were projected to be substantially lower than forecasts, and the U.S. spine market recovery may take longer than originally forecasted, including the current expectation of future significant negative pricing pressures. Factors that contributed to the impairment of the U.S. Spine reporting unit included broader market issues as well as company-specific issues. Company-specific issues included turnover of some distributors, significant delays in new product introductions and other operational issues that negatively impacted and decreased projected revenues by a material amount. As a result, the Company lowered its expectations of recovery in the U.S. market and its related impact on the U.S. Spine reporting unit. This revised outlook resulted in a reduction of the U.S. Spine forecasts of the sales, operating income and cash flows expected in 2014 and beyond and consequently, resulted in an impairment charge.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying amount of goodwill in 2014 and 2013 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$95,165	$58,033	$61,079	$56,325	$25,900	$296,502
Accumulated impairment losses	—	—	—	(46,738)	—	(46,738)
Goodwill at December 31, 2013	$95,165	$58,033	$61,079	$9,587	$25,900	$249,764
Confluent Surgical, Inc. acquisition	95,373	—	—	—	9,958	105,331
MicroFrance acquisition	—	—	—	—	16,614	16,614
Metasurg acquisition	—	—	469	—	—	469
Foreign currency translation	(4,248)	(1,290)	(1,369)	(213)	(1,170)	(8,290)
Balance, December 31, 2014	$186,290	$56,743	$60,179	$9,374	$51,302	$363,888
Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company's identifiable intangible assets were as follows:

	Weighted Average Life	December 31, 2014			Weighted Average Life	December 31, 2013
		Cost	Accumulated Amortization	Net		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	18 years	$345,082	$(62,920)	$282,162	12 years	$81,238	$(45,343)	$35,895
Customer relationships	12 years	162,031	(87,653)	74,378	12 years	146,627	(79,624)	67,003
Trademarks/brand names	34 years	44,520	(15,755)	28,765	31 years	33,703	(15,648)	18,055
Trademarks/brand names	Indefinite	48,484	—	48,484	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(10,809)	23,912	27 years	34,721	(9,305)	25,416
All other (1)	4 years	4,810	(3,052)	1,758	4 years	4,251	(1,941)	2,310
		$639,648	$(180,189)	$459,459		$349,024	$(151,861)	$197,163

(1)	At December 31, 2014 and 2013, all other included IPR&D of $1.4 million which was indefinite-lived.
The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the second quarter, or more frequently as impairment indicators arise, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent annual assessment during the second quarter of 2014, which resulted in no impairments.
During 2014, the Company recorded impairment charges of $0.2 million in research and development expense related to IPR&D projects primarily acquired in connection with the Metasurg acquisition. In connection with this acquisition, we acquired IPR&D related to a product that will be discontinued. Therefore, a full-impairment of acquired IPR&D was recorded in the Company's selling, general, and administrative expenses. We also recorded an impairment charge of $0.6 million in cost of sales related to acquired technology product rights in conjunction with the Covidien acquisition. Subsequent to the acquisition date, a regulatory event occurred that was not known, or knowable, at the time of acquisition which resulted in the impairment.
During 2013, the Company recorded impairment charges of $0.4 million in research and development expense related to IPR&D projects that have been discontinued in its U.S Extremities segment.
During 2012, the Company recorded impairment charges of $0.1 million in cost of goods sold of its U.S. Neurosurgery segment related to technology assets whose related products were being discontinued.
Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $31.8 million, $19.4 million and $25.1 million, respectively. Annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) is expected to approximate $32.1 million in 2015, $29.9 million in 2016,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$27.8 million in 2017, $27.5 million in 2018 and $26.7 million in 2019. Amortization of product technology based intangible assets totaled $19.3 million, $6.7 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is presented by the Company within cost of goods sold.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.6 million, $0.6 million and $1.0 million to the Integra Foundation during the years ended December 31, 2014, 2013 and 2012, respectively. These contributions were recorded in selling, general, and administrative expense.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company continues to indefinitely reinvest substantially all of its foreign earnings. Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. As of December 31, 2014, taxes have not been provided on approximately $223.5 million of accumulated foreign unremitted earnings on certain non-US subsidiaries that are expected to remain invested indefinitely. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $36.4 million.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary, changes in tax laws.
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
SHIPPING AND HANDLING FEES AND COSTS

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $14.3 million, $14.1 million and $13.6 million were recorded in selling, general and administrative expense during the years ended December 31, 2014, 2013 and 2012, respectively.
PRODUCT WARRANTIES
Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated. Accrued warranty expense of $0.3 million is recorded in the consolidated balance sheet at December 31, 2014 and 2013.
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
During 2014 the Company capitalized $0.2 million of IPR&D as a result of current-year acquisitions, and there was $0.3 million capitalized in 2013. However, the full amount of the 2014 capitalized IPR&D was impaired due to regulatory events occurring subsequent to the acquisition date and the Company's decision not to pursue acquired projects.
EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT-RELATED COSTS
The Company does not have a written severance plan, and it does not offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management's discretion, the Company records these termination costs in accordance with the authoritative guidance for ASC Topic 712 Compensation-Nonretirement Benefits and ASC Topic 420 One-time Employee Termination Benefits.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Pension contributions are expected to be consistent over the next few years since the Germany and U.K. plans are frozen. Contributions to the plans during the years ended December 31, 2014, 2013 and 2012 were $0.9 million, $0.8 million and $0.8 million, respectively.
CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade marketable debt securities and trade receivables.
The Company's products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. A portion of the Company's trade receivables to customers outside the United States includes sales to foreign distributors, who then sell to government owned or supported healthcare systems. The ongoing economic conditions in certain European countries, especially Greece, Ireland, Italy, Portugal and Spain remain uncertain. Accounts receivable from customers in these countries was approximately $6.2 million at December 31, 2014, of which $0.3 million was reserved. At December 31, 2013, the accounts receivable from customers in these countries was $6.1 million, of which $0.7 million was reserved.
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2014, 2013 and 2012.

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
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations, however, it will likely increase required footnote disclosures.
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
In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The implementation of the amended guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.
SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the payment of accreted interest associated with the settlement of the 2012 Convertible Notes, cash paid for interest during the years ended December 31, 2014, 2013 and 2012 was $10.9 million (net of $2.6 million that was capitalized into construction in progress), $9.5 million (net of $3.2 million that was capitalized into construction in progress) and $12.0 million (net of $2.1 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes for the years ended December 31, 2014, 2013 and 2012 was $10.9 million, $7.6 million and $12.7 million, respectively.
Property and equipment purchases included in liabilities at December 31, 2014, 2013 and 2012 were $3.6 million, $8.6 million and $9.5 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. ACQUISITIONS AND PRO FORMA RESULTS
Metasurg
On December 5, 2014, the Company acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consists of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales of acquired products. The fair value of this liability is based on future sales projections of the Metasurg product under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2015. At the date of the acquisition, the cash flow projection was discounted using an internal rate of return of 19.9%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market. The acquired foot and ankle products will enhance the Company's lower extremities market position.
The following summarizes the preliminary allocation of the purchase price as of December 31, 2014 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$4,730
Property, plant, and equipment	1,171
Intangible assets:		Wtd. Avg. Life:
Technology product rights	20,590	8 - 14 Years
In-process research and development	190	Indefinite
Goodwill	469
Net assets acquired	$27,150
MicroFrance
On October 27, 2014, the Company acquired all outstanding shares of Medtronic Xomed Instrumentation, SAS ("MicroFrance") from Medtronic, Inc. ("Medtronic") as well as certain assets of Medtronic for $61.6 million in cash. MicroFrance specializes in manual ear, nose, and throat ("ENT") instruments and designs, manufactures, and sells reusable handheld instruments to ENT and laparoscopy surgical specialists around the world. The acquired ENT instruments fill a portfolio gap for the Company with clear growth opportunities through market adjacencies and provides for increased scale and reach in the international market.
The following summarizes the preliminary allocation of the purchase price as of December 31, 2014 based on the fair value of the assets acquired and liabilities assumed:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$2,195
Inventory	3,765
Prepaid expenses	620
Property, plant, and equipment	3,675
Other current assets	5,025
Intangible assets:		Wtd. Avg. Life:
Trade name	11,990	20 Years
Technology	4,580	15 - 16 Years
Customer relationships	18,130	12 - 16 Years
Goodwill	17,435
Total assets acquired	67,415
Accounts payable and other liabilities	5,800
Net assets acquired	$61,615

Confluent Surgical, Inc.
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price consists of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business.
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
The Company recorded revenue for Confluent Surgical of approximately $69.0 million in the consolidated statements of operations from the acquisition date through December 31, 2014. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The following summarizes the final allocation of the purchase price as of December 31, 2014 based on the fair value of the assets acquired and liabilities assumed:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Final Purchase Price Allocation
	(Dollars in thousands)
Inventory deposit	$4,000
Property, plant, and equipment	438
Intangible assets:		Wtd. Avg. Life:
Technology product rights	239,800	3 - 20 Years
Other	400
Deferred tax assets - long term	12
Goodwill	105,331
Total assets acquired	349,981
Contingent supply liability	5,891
Other	731
Deferred tax liabilities - long term	87,464
Net assets acquired	$255,895
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
Tarsus Medical Inc.
On January 24, 2013, the Company acquired all outstanding preferred and common stock of Tarsus Medical, Inc. ("Tarsus") for a total of $4.7 million consisting of $3.1 million in cash (including working capital adjustments of $0.2 million) and contingent consideration with an estimated acquisition date fair value of approximately $1.6 million. The potential maximum undiscounted contingent consideration consists of a first milestone payment of up to $1.5 million and a second payment of up to $11.5 million. These payments are based on reaching certain sales thresholds of acquired products. During the second quarter of 2014, the Company adjusted the fair value of the contingent consideration to zero as it no longer believes the achievement of the sales targets is probable. Tarsus is a podiatry device company addressing clinical needs associated with diseases and injuries of the foot and ankle.

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
The goodwill recorded in connection with these acquisitions is based on (i) expected cost savings, operating synergies and other benefits expected to result from the combined operations, (ii) the value of the going-concern element of the existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately), and (iii) intangible assets that do not qualify for separate recognition such as an assembled workforce. The acquisitions generated a combination of deductible and non-deductible goodwill.
Contingent Consideration
The fair value of contingent consideration during the year-ended December 31, 2014 was (i) increased to reflect current period acquisitions, and the change in the time value of money during the period, and (ii) decreased because the Company believes that it is no longer probable that it will reach certain sales-based milestone targets. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2014	$1,227
Contingent consideration from Confluent Surgical Acquisition	20,895
Contingent consideration from Metasurg Acquisition	650
(Gain)/Loss from decrease in fair value of contingent consideration liability	(764)	Selling, general and administrative
Fair value at December 31, 2014	$22,008
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2014 as if the acquisitions completed by the Company during 2014 had been completed as of January 1, 2013. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.
The impact of the Tarsus acquisition is not material to the consolidated operating results of the Company; therefore, the pro-forma impact of the acquisition has not been presented.

	Year Ended December 31,
	2014	2013
	(In thousands except per share amounts)
Total revenue	$964,738	$942,455
Net income	$43,814	$(7,298)
Net income per share:
Basic	$1.35	$(0.22)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DEBT
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”), and subsequently amended the Senior Credit Facility on June 8, 2011, May 11, 2012, June 21, 2013, July 2, 2014, and December 19, 2014.
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
On July 2, 2014, the Company entered into an amended and restated credit agreement with a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents.
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
On December 19, 2014, the Company entered into an amendment to the Senior Credit Facility which modified covenants to permit the distribution and/or dividend by the Company of its spine business to the Company's public stockholders. The intent of the amendment is to permit the Company to consummate the spine business spin-off transactions.
Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate equal to:

i.	the Eurodollar Rate (as defined in the amendment and restatement) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%), or

ii.	the highest of:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company will also pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company’s consolidated total leverage ratio, on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2014 the Company was in compliance with all such covenants. In connection with the modification of the 2014 amendment and restatement of the Senior Credit Facility the Company capitalized $3.2 million of incremental financing costs, and expensed $0.3 million of previously capitalized financing costs.
On July 2, 2014, the Company borrowed $422.0 million under the Senior Credit Facility consisting of a $150.0 million term loan and $272.0 million under its revolving credit facility. The Company used the funds to repay the balance of its previous Senior Credit Facility. The outstanding borrowings have one, two, three, six months, or, if available, twelve months interest periods.
At December 31, 2014 and 2013, there was $266.9 million and $186.9 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.0%, respectively. At December 31, 2014 there was $150.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.7%. At December 31, 2014, there was approximately $483.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at December 31, 2014 was approximately $248.2 million and $140.3 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
Contractual repayments of the term loan do not begin until September 30, 2015 and are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2015	$3,750
2016	9,735
2017	13,125
2018	15,000
2019	108,750
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
At December 31, 2014, the carrying amount of the liability component was $213.1 million, the remaining unamortized discount was $16.9 million, and the principal amount outstanding was $230.0 million. At December 31, 2013, the carrying amount of the liability component was $205.2 million, the remaining unamortized discount was $24.8 million and the principal amount outstanding was $230.0 million.
The fair value of the 2016 Notes at December 31, 2014 was approximately $254.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur, which includes the planned spin-off of the spine business. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of December 31, 2014, none of these conditions existed as of December 31, 2014 with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$7,104	$6,463	$5,993
Cash interest related to the contractual interest coupon (2)	3,342	3,218	3,154
Total	$10,446	$9,681	$9,147

2012 Notes:
Amortization of the discount on the liability component (1)	$—	$—	$2,527
Cash interest related to the contractual interest coupon (2)	—	—	1,378
Total	$—	$—	$3,905

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
In 2014 and 2013, the amortization of the discount on the liability component of the 2016 Note is presented net of capitalized interest of $0.9 million and $1.0 million, respectively. In 2012, the amortization of the discount on the liability component of the 2016 and 2012 Notes are presented net of capitalized interest of $1.1 million and $0.5 million, respectively.

(2)
In 2014 and 2013, the cash interest related to the contractual interest coupon on the 2016 Note is presented net of capitalized interest of $0.4 million and $0.5 million, respectively. In 2012, the cash interest related to the contractual interest coupon on the 2016 and 2012 Notes are presented net of capitalized interest of $0.6 million and $0.3 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company expects that approximately $0.9 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.
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
The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of December 31, 2014 and December 31, 2013:

	Fair Value as of
	December 31, 2014	December 31, 2013
Location on Balance Sheet (1):	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$898	$1,676
Interest rate swap — Other liabilities (2)	—	763
Total Derivatives designated as hedges — Liabilities	$898	$2,439

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
At December 31, 2014 and December 31, 2013, the notional amount related to the Company’s sole interest rate swap was $97.5 million and $112.5 million, respectively. In the next 12 months, the Company expects to reduce the notional amount by $11.3 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the years ended December 31, 2014 and 2013:

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings-(Effective Portion)	Balance in AOCI End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2014
Interest rate swap	$(2,439)	$(206)	$(1,747)	$(898)	Interest (expense)
	$(2,439)	$(206)	$(1,747)	$(898)
Year Ended December 31, 2013
Foreign currency forward contracts	$(34)	$142	$108	$—	Costs of goods sold
Interest rate swap	(4,125)	(252)	(1,938)	(2,439)	Interest (expense)
	$(4,159)	$(110)	$(1,830)	$(2,439)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the years ended December 31, 2014 and 2013.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. TREASURY STOCK
On October 28, 2014, the Board of Directors terminated the October 2012 authorization and authorized up to $75.0 million of its outstanding common stock through December 2016. As of December 31, 2014 there remained $75.0 million available for repurchases under this authorization.
There were no treasury stock repurchases during the years ended December 31, 2014 or December 31, 2013.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Selling, general and administrative	$14,459	$9,948	$8,646
Research and development	481	355	335
Cost of goods sold	165	90	70
Total stock-based compensation expense	15,105	10,393	9,051
Total estimated tax benefit related to stock-based compensation expense	5,578	4,018	3,532
Net effect on net income	$9,527	$6,375	$5,519
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2014, 1.0 million shares remain available for purchase under the ESPP. During the years ended December 31, 2014, 2013 and 2012, the Company issued 4,475 shares, 6,309 shares and 6,315 shares under the ESPP for $0.2 million, $0.3 million and $0.2 million, respectively.
The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan.
EQUITY AWARD PLANS
As of December 31, 2014, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”).
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
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors and employees, and generally expire six years from the grant date for employees and from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests ratably over specified periods, generally three years after the date of grant.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatility	29%	31%	30%
Risk free interest rate	2.41%	1.52%	1.33%
Expected life of option from grant date	8 years	8 years	8 years
The following table summarizes the Company’s stock option activity:

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at December 31, 2013	1,639	$37.64
Granted	81	47.25
Exercised	(458)	32.63
Forfeited or Expired	(24)	49.17
Outstanding at December 31, 2014	1,238	$39.89	3.4 years	$17,759
Vested or expected to vest at December 31, 2014	1,238	$39.89	3.4 years	$17,759
Exercisable at December 31, 2014	1,136	$39.45	3.1 years	$16,779
The intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 were negligible. The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $18.15, $13.86 and $12.18, respectively. Cash received from option exercises was $15.2 million, $2.3 million and $0.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, there was approximately $1.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2014:

			Performance Stock and Contract Stock Awards
	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, December 31, 2013	321	$37.29	264	$32.74
Granted	239	46.16	26	46.41
Cancellations	(48)	42.20	(4)	43.07
Released	(204)	39.80	(3)	35.48
Unvested, December 31, 2014	308	$43.29	283	$34.43

The Company recognized $13.7 million, $9.2 million and $7.7 million in expense related to such awards during the years ended December 31, 2014, 2013 and 2012, respectively. The total fair market value of shares vested in 2014, 2013 and 2012 was $9.4 million, $6.5 million and $6.7 million, respectively.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

basis over the vesting period. As of December 31, 2014, there was approximately $11.6 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
On June 7, 2012, the Company's former CEO terminated his employment with the Company and ceased to serve as Executive Chairman of the Board of Directors and as an officer or employee of the Company and its subsidiaries and affiliates. The Company's former CEO continues to serve as Chairman of the Board of Directors and as a non-employee member of the Board. In the fourth quarter of 2012, the Company distributed to him in the form of shares of its common stock 1.67 million deferred stock units, less shares withheld for taxes, as a result of the termination of his employment.
At December 31, 2014, there are approximately 0.2 million additional vested Restricted Units held by various employees for which the related shares have not yet been issued.
At December 31, 2014, there were approximately 1.7 million shares available for grant under the Plans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Service cost	$—	$—	$—
Interest cost	619	556	582
Expected return on plan assets	(511)	(407)	(392)
Recognized net actuarial loss	53	2	—
Net period benefit cost	$161	$151	$190
The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	Years Ended December 31,
	2014	2013	2012
Discount rate	3.5%	4.4%	4.2%
Expected return on plan assets	2.4%	3.6%	3.0%
Rate of compensation increase	0.0%	0.0%	0.0%

The discount rate is set using the Bank of America Merrill Lynch AA Corporate Bond yield curve weighted by the UK benefit plan cash flows for the year ending December 31, 2014. The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories. In 2014, 2013 and 2012, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities.
The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2014 and 2013 and a reconciliation of the funded status at December 31, 2014 and 2013:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2014	2013
	(In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$15,182	$13,918
Interest cost	619	556
Benefits paid	(563)	(506)
Actuarial loss	1,361	881
Effect of foreign currency exchange rates	(960)	333
Projected benefit obligation, end of year	$15,639	$15,182
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$14,694	$14,080
Actual return on plan assets	3,410	(6)
Employer contributions	875	826
Benefits paid	(549)	(493)
Effect of foreign currency exchange rates	(929)	287
Plan assets at fair value, end of year	$17,501	$14,694

	Years Ended December 31,
	2014	2013
	(In thousands)
RECONCILIATION OF FUNDED STATUS
Funded status - over (under) funded	$1,862	$(488)
Unrecognized net actuarial loss	1,165	2,911
Accumulated other comprehensive loss	(1,165)	(2,911)
Amounts recognized	$1,862	$(488)
The funded status is included in other liabilities at December 31, 2014 and 2013.
The combined accumulated benefit obligation for the defined benefit plans was $15.6 million and $15.2 million as of December 31, 2014 and 2013, respectively.
The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The UK Plan invests in pooled funds which provide a diversification that supports the overall investment objectives. The Germany Plan had no assets at December 31, 2014 or 2013.
Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2014	2013
Government bonds	98.9%	100%
Cash	1.1%	0%
	100%	100%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the Company’s pension plan assets at December 31, 2014 and 2013 is as follows:

		Fair Value Measurements at December 31, 2014:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$184	$184	$—	$—
Legal & General Index-Linked Gilts Index (various tenors) (a)	Index-linked government bonds	14,857	—	14,857	—
Legal & General Over 15 Years Gilts Index (b)	Government bonds	2,460	—	2,460	—
Total		$17,501	$184	$17,317	$—

		Fair Value Measurements at December 31, 2013:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$8	$8	$—	$—
Legal & General Index-Linked Gilts Index (various tenors) (a)	Index-linked government bonds	12,630	—	12,630	—
Legal & General Over 15 Years Gilts Index (b)	Government bonds	2,056	—	2,056	—
Total		$14,694	$8	$14,686	$—
_______________________________

(a)	This category represents funds consisting of index-linked gilts and is designated to follow a benchmark index.

(b)	This category represents funds consisting of gilts and is designated to follow a benchmark index.
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
Also based on year-end exchange rates, the Company expects to pay the following estimated future benefit payments in the years indicated:

Expected Future Benefit Payments

(In thousands)
2015	$567
2016	586
2017	599
2018	631
2019	652
2020-2023	3,608
Included in accumulated other comprehensive income is $1.2 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2014.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the plans. Total contributions by the Company to the plans were $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2014 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2015	$272	$11,234	$11,506
2016	272	9,522	9,794
2017	272	6,757	7,029
2018	296	5,025	5,321
2019	296	3,084	3,380
Thereafter	4,014	24,917	28,931
Total minimum lease payments	$5,422	$60,539	$65,961

Total rental expense for the years ended December 31, 2014, 2013 and 2012 and was $10.2 million, $10.4 million and $10.9 million, respectively, and included $0.3 million, in related party rental expense in each of the three years.
Future minimum lease payments under capital leases at December 31, 2014 were as follows:

Payments under capital leases (In thousands)
2015	$826
2016	672
Total minimum lease payments	1,498
Amount representing interest	70
Present value of minimum lease payments	$1,428

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
	(In thousands)
United States operations	$16,766	$(33,162)	$25,293
Foreign operations	26,213	1,860	26,736
Total	$42,979	$(31,302)	$52,029
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	5.6%	0.3%	2.6%
Foreign operations	(16.0)%	(17.2)%	(14.7)%
Goodwill impairment	—%	34.1%	—%
Changes in valuation allowances	3.0%	(1.1)%	(0.4)%
Uncertain tax positions	(3.8)%	(8.5)%	(2.5)%
Research and development credit	(2.2)%	(1.8)%	—%
Return to provision	1.5%	(6.6)%	(0.5)%
Other	(2.2)%	(1.5)%	1.3%
Effective tax rate	20.9%	32.7%	20.8%
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The effective tax rate decreased by 11.8% in 2014 compared with 2013 primarily due to the impairment of goodwill in 2013 as well as a change in the mix of earnings between the U.S. and overseas. The goodwill impairment primarily created a non-deductible tax event in the prior year. The Company recorded an income tax benefit of $2.2 million in the current year for the release of tax contingency reserves as compared to $2.7 million in the prior year. This current year benefit was offset by the establishment of $0.5 million of new tax contingency positions during the year. The Company also recorded a $1.1 million tax expense for the settlement of various state tax audits that were not previously reserved.

During 2014, the Company's foreign operations generated a $0.25 million decrease in income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses and the re-establishment of an income tax benefit in France for half of the year related to intercompany interest. The 2014 foreign effective tax rate is 6.9%, an increase of approximately 66% over the rate in 2013. The Company's foreign tax rate is primarily based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.

During 2013, the Company's foreign operations generated a $2.7 million increase in income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses and the change of an income tax benefit in France as a result of a French tax law change that occurred on December 30, 2013. The 2013 foreign effective tax rate is (60.6)%, a decrease of approximately 83% over the rate in 2012. The Company's foreign tax rate is primarily based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.

During 2012, the Company's foreign operations generated a $1.3 million income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses. The Company's operations in Ireland contributed to the majority

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of this income tax benefit, as income earned in Ireland is taxed at a corporate income tax rate that is significantly lower than the U.S. corporate rate. The 2012 foreign effective tax rate is 7.8% and the Company's foreign tax rate is primarily based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.

As of December 31, 2014, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $223.5 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $36.4 million at December 31, 2014.  Events that could trigger a need to repatriate foreign cash to the U.S. and generate  a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
	(In thousands)
Current:
Federal	$4,224	$3,160	$3,614
State	1,683	(1,374)	1,373
Foreign	4,032	1,124	4,301
Total current	$9,939	$2,910	$9,288
Deferred:
Federal	(200)	(13,817)	4,053
State	953	(757)	497
Foreign	(1,717)	1,429	(3,013)
Total deferred	$(964)	$(13,145)	$1,537
Provision (benefit) for income taxes	$8,975	$(10,235)	$10,825
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2014	2013
		(As adjusted)*
	(In thousands)
Current assets:
Doubtful accounts	$1,632	$1,791
Inventory related items	35,660	34,968
Tax credits	3,052	3,883
Accrued vacation	2,667	2,492
Accrued bonus	5,085	1,266
Net operating loss carryforwards	2,454	4,550
Other	1,302	1,960
Total current deferred tax assets	51,852	50,910
Less valuation allowance	(681)	(2,232)
Current deferred tax assets after valuation allowance	$51,171	$48,678
Current liabilities:
Other	(597)	(646)
Total current deferred tax liabilities	$(597)	$(646)
Net current deferred tax assets	$50,574	$48,032
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

	December 31,
	2014	2013
		(As adjusted)*
	(In thousands)
Non-current assets:
Stock compensation	15,349	14,879
Deferred revenue	3	186
Net operating loss carryforwards	21,368	26,613
Federal & state tax credits	14,531	19,045
Other	581	897
Total non-current deferred tax assets	51,832	61,620
Less valuation allowance	(6,579)	(6,828)
Non-current deferred tax assets after valuation allowance	$45,253	$54,792
Non-current liabilities:
Intangible & fixed assets	(123,257)	(41,563)
Other	(52)	105
Total non-current deferred tax liabilities	$(123,309)	$(41,458)
Net non-current deferred tax assets (liabilities)	$(78,056)	$13,334
Total net deferred tax assets (liabilities)	$(27,482)	$61,366
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2014, the Company had net operating loss carryforwards of $42.3 million for federal income tax purposes, $33.2 million for foreign income tax purposes and $23.2 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $10.0 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $23.2 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2032.
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
A valuation allowance of $7.3 million, $9.0 million and $14.2 million is recorded against the Company’s gross deferred tax assets of $103.7 million, $110.2 million, and $110.5 million recorded at December 31, 2014, 2013 and 2012, respectively.
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
The Company’s valuation allowance decreased by $1.8 million, and $5.2 million in 2014 and 2013, respectively. The 2014 overall decrease in the valuation allowance was primarily due to expiring net operating losses in the Netherlands which is offset by a reduction in the related deferred tax asset.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
	(In thousands)
Balance, beginning of year	$3,396	$6,136	$3,927
Gross increases:
Current year tax positions	—	346	—
Prior years' tax positions	543	729	7,796
Gross decreases:
Prior years' tax positions	(286)	(477)	—
Settlements	(828)	—	(3,523)
Statute of limitations lapses	(1,580)	(3,338)	(2,064)
Balance, end of year	$1,245	$3,396	$6,136
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
Approximately $1.2 million of the balance at December 31, 2014 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of uncertain tax positions at December 31, 2014 is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could be reduced during the twelve months following December 31, 2014, as a result of expiring statutes of limitations.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a $0.2 million benefit, a $0.8 million benefit, and a $0.1 million expense for interest and penalties in the income statement during the years ended December 31, 2014, 2013 and 2012, respectively. The Company had approximately $0.1 million, $0.4 million, and $1.4 million of interest and penalties accrued at December 31, 2014, 2013 and 2012, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Years Ended December 31,
	2014	2013	2012
		(As adjusted)*
	(In thousands, except per share amounts)
Basic net income (loss) per share:
Net income (loss)	$34,004	$(21,067)	$41,204
Weighted average common shares outstanding	32,432	28,416	28,232
Basic net income (loss) per common share	$1.05	$(0.74)	$1.46

Diluted net income (loss) per share:
Net income (loss)	$34,004	$(21,067)	$41,204

Weighted average common shares outstanding — Basic	32,432	28,416	28,232
Effect of dilutive securities:
Stock options and restricted stock	528	—	284
Weighted average common shares for diluted earnings per share	32,960	28,416	28,516
Diluted net income (loss) per common share	$1.03	$(0.74)	$1.44

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
Common stock of approximately 0.2 million, 0.7 million and 1.0 million shares at December 31, 2014, 2013 and 2012, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.The Company also has warrants outstanding related to its 2016 Notes at December 31, 2014, 2013, and 2012 and the Company's 2016 Notes are convertible to common shares in certain circumstances (see Note 4). These warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.2 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component between December 31, 2014 and 2013 are presented in the table below, net of tax:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2013	$(1,390)	$(2,287)	$4,604	$927
Other comprehensive income before reclassifications	(118)	1,381	(26,674)	(25,411)
Amounts reclassified from accumulated other comprehensive income	996	—	—	996
Current period other comprehensive income (loss)	878	1,381	(26,674)	(24,415)
Balance at December 31, 2014	$(512)	$(906)	$(22,070)	$(23,488)

The reclassification adjustments out of accumulated other comprehensive (loss) income during the years ended December 31, 2014 and 2013 were as follows:

Year Ended December 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(1,747)	Interest expense
	751	Tax benefit
	$(996)	Net of tax

Year Ended December 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (Loss) is Presented
	(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(1,938)	Interest expense
Foreign currency forwards	108	Cost of goods sold
	(1,830)	Total before tax
	793	Tax benefit
	$(1,037)	Net of tax

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products that it sells. The royalty payments that the Company made under these agreements were not significant for any of the periods presented.
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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within the Extremities Reconstruction division. The U.S. Attorney's Office was investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation. The activities at issue pertained to alleged improper billing of products for extremities indications. On August 12, 2014, the United States Attorney for the District of New Jersey announced that two former Integra sales representatives, one of whom was a supervisor, entered guilty pleas as a result of the investigation; those individuals were sentenced in January 2015. According to the United States Attorney for the District of New Jersey, these individuals acted without the awareness of the Company. The Company cooperated with the U.S. Attorney’s Office on a voluntary basis throughout the investigation and has reimbursed affected customers. The reimbursements were made in historical periods and were not material. The Company was not a subject or target of the investigation, and believes the investigation to now be concluded.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
The U.S. Spine and Other segment includes (i) the U.S. Spine business, which focuses on spinal fusion, spinal implants, and deformity correction, together with bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in various types of orthopedic surgical procedures, and (ii) the Private Label business, which sells the Company’s regenerative technology and other products to strategic partners.

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
Net sales and profit by reportable segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Segment Net Sales
U.S. Neurosurgery	$244,603	$172,250	$171,278
U.S. Instruments *	157,816	163,908	166,921
U.S. Extremities *	143,384	128,336	116,279
U.S. Spine and Other *	171,363	182,007	192,516
International	211,139	189,713	183,877
Total revenues	$928,305	$836,214	$830,871
Segment Profit
U.S. Neurosurgery	$133,165	$83,211	$91,070
U.S. Instruments *	48,036	49,348	50,277
U.S. Extremities *	61,343	47,880	43,952
U.S. Spine and Other *	53,318	10,136	57,388
International	69,663	56,869	61,336
Segment profit	365,525	247,444	304,023
Amortization	(12,400)	(12,697)	(18,536)
Corporate and other	(287,584)	(244,903)	(211,705)
Operating income (loss)	$65,541	$(10,156)	$73,782

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

* Certain revenues and profits have been reclassified from the U.S. Extremities segment to the U.S. Instruments segment and the U.S. Spine and Other segment for the years ended December 31, 2013 and 2012.
The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
Revenue by major product category consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Orthopedics **	$370,082	$370,359	$364,714
Neurosurgery	371,676	278,672	277,527
Instruments **	186,547	187,183	188,630
Total revenues	$928,305	$836,214	$830,871
** Certain revenues have been reclassified from the Orthopedics category to the Instruments category for the years ended December 31, 2013 and 2012.
The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below.
Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2014	$714,040	$105,697	$108,568	$928,305
2013	642,694	93,977	99,543	836,214
2012	642,830	90,920	97,121	830,871
Total long-lived assets:
2014	$197,897	$21,218	$1,239	$220,354
2013	187,608	20,010	1,030	208,648

* Includes long-lived assets in Puerto Rico.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. SELECTED QUARTERLY INFORMATION - UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2014	$215,059	$231,351	$229,719	$252,176
2013 (As adjusted)*	196,652	205,547	213,246	220,769
Gross margin:
2014	$132,676	$144,375	$143,745	$154,708
2013 (As adjusted)*	117,040	123,718	131,479	136,932
Net income (loss):
2014	$2,206	$4,825	$9,807	$17,166
2013 (As adjusted)* (1)	(6,028)	1,520	(30,330)	13,771
Basic net income (loss) per common share (2):
2014	$0.07	$0.15	$0.30	$0.53
2013 (As adjusted)*	(0.22)	0.05	(1.09)	0.46
Diluted net income (loss) per common share (2):
2014	$0.07	$0.15	$0.30	$0.52
2013 (As adjusted)*	(0.22)	0.05	(1.09)	0.45

*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2014:
Allowance for doubtful accounts and sales returns and allowances	$6,194	1,944	—	(1,954)	$6,184
Deferred tax asset valuation allowance (As adjusted)*	9,060	(1,102)	—	(698)	7,260
Year ended December 31, 2013:
Allowance for doubtful accounts and sales returns and allowances	$7,221	$601	$—	$(1,628)	$6,194
Deferred tax asset valuation allowance (As adjusted)*	14,243	(4,469)	—	(714)	9,060
Year ended December 31, 2012:
Allowance for doubtful accounts and sales returns and allowances	$6,978	$1,315	$—	$(1,072)	$7,221
Deferred tax asset valuation allowance	32,304	(16,979)	477	(1,559)	14,243
(1) In 2012, $0.5 million of deferred tax liability was reclassified to the valuation allowance with no impact to the consolidated statement of operations. There were no such reclassification adjustments made during 2014 or 2013.
*See Note 2 of these consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

2.2
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
Second Amendment, dated as of June 21, 2013, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Wells Fargo Bank, National Association, Fifth Third Bank, DNB Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2013)

4.3(j)
Third Amended and Restated Credit Agreement, dated as of July 2, 2014, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 9, 2014)

4.3(k)
First Amendment, dated as of December 19, 2014, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 29, 2014)

4.4
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

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

10.14(g)
Second Amended and Restated 2005 Employment Agreement between the Company and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014)*

10.15
Consulting Agreement, dated October 12, 2010, between the Company and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16
Severance Agreement between Richard D. Gorelick and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.17(a)
Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.17(b)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.17(c)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.18(a)
Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.18(b)
Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23,
2011)*

10.18(c)
Second Amended and Restated Employment Agreement between the Company and Peter J. Arduini (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2014)*

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

10.37	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.38	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.39	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.40	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.41(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.41(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.41(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.41(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.41(e)	Compensation of Non-Employee Directors of the Company effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2014)*

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

10.70	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)*

10.71	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014)*

12.1
Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended 2008, 2009, 2010, 2011 and 2012, and the Nine Months Ended September 30, 2013 (Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 ASR filed November 4, 2013)

18.1
Preferability letter of Independent Public Accounting Firm dated May 1, 2014 (Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

18.2
Preferability Letter of Independent Public Accounting Firm dated July 31, 2012 (Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.