Form 10-Q
period 2015-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2015-05-01
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 29, 2015 was 32,934,413.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014 (Unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35

SIGNATURES	36

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Total revenue, net	$233,665	$215,059
Costs and expenses:
Cost of goods sold	86,722	82,383
Research and development	12,556	12,567
Selling, general and administrative	114,064	108,338
Intangible asset amortization	3,535	3,033
Total costs and expenses	216,877	206,321
Operating income	16,788	8,738
Interest income	5	62
Interest expense	(5,492)	(5,142)
Other income, net	1,316	317
Income before income taxes	12,617	3,975
Income tax expense	4,233	1,769
Net income	$8,384	$2,206
Basic net income per common share	$0.26	$0.07
Diluted net income per common share	$0.25	$0.07
Weighted average common shares outstanding (See Note 10):
Basic	32,736	32,275
Diluted	33,342	32,768
Comprehensive (loss) income (See Note 11)	$(15,744)	$3,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$79,871	$71,994
Trade accounts receivable, net of allowances of $6,515 and $6,184	126,785	131,918
Inventories, net	233,043	237,114
Deferred tax assets	58,293	58,663
Prepaid expenses and other current assets	23,958	29,632
Total current assets	521,950	529,321
Property, plant and equipment, net	210,111	209,986
Intangible assets, net	447,424	459,459
Goodwill	354,202	363,888
Deferred tax assets	5,684	5,603
Other assets	11,436	10,368
Total assets	$1,550,807	$1,578,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under senior credit facility	$5,625	$3,750
Accounts payable, trade	42,630	34,060
Deferred revenue	4,303	5,176
Accrued compensation	33,209	40,943
Accrued expenses and other current liabilities	41,038	42,096
Total current liabilities	126,805	126,025
Long-term borrowings under senior credit facility	396,250	413,125
Long-term convertible securities	215,177	213,121
Deferred tax liabilities	92,431	91,623
Other liabilities	32,045	30,409
Total liabilities	862,708	874,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 41,755 and 41,644 issued at March 31, 2015 and December 31, 2014, respectively	418	416
Additional paid-in capital	779,074	779,555
Treasury stock, at cost; 8,903 shares at March 31, 2015 and December 31, 2014	(367,121)	(367,121)
Accumulated other comprehensive loss	(47,616)	(23,488)
Retained earnings	323,344	314,960
Total stockholders’ equity	688,099	704,322
Total liabilities and stockholders’ equity	$1,550,807	$1,578,625

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES:
Net income	$8,384	$2,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,414	13,961
Non-cash impairment charges	409	600
Deferred income tax	1,184	1,563
Amortization of debt issuance costs	530	608
Non-cash interest expense	1,859	1,666
Gain on disposal of property and equipment	(19)	—
Change in fair value of contingent consideration	125	128
Share-based compensation	2,377	2,471
Excess tax benefits from stock-based compensation arrangements	(1,121)	(541)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	2,100	5,671
Inventories	(2,789)	(8,516)
Prepaid expenses and other current assets	6,003	(1,582)
Other non-current assets	(1,730)	(127)
Accounts payable, accrued expenses and other current liabilities	(1,885)	(4,438)
Deferred revenue	(769)	21
Other non-current liabilities	1,547	(2,437)
Net cash provided by operating activities	31,619	11,254
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,901)	(11,335)
Sale of property and equipment	1,438	—
Cash used in business acquisition, net of cash acquired	—	(235,000)
Proceeds from working capital purchase price adjustment	1,831	—
Net cash used in investing activities	(5,632)	(246,335)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	—	235,000
Repayments under senior credit facility	(15,000)	—
Principal payments under capital lease obligations	(178)	(122)
Proceeds from exercised stock options	231	7,755
Excess tax benefits from stock-based compensation arrangements	1,121	541
Net cash (used in) provided by financing activities	(13,826)	243,174
Effect of exchange rate changes on cash and cash equivalents	(4,284)	331
Net change in cash and cash equivalents	7,877	8,424
Cash and cash equivalents at beginning of period	71,994	120,614
Cash and cash equivalents at end of period	$79,871	$129,038

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
In the opinion of management, the March 31, 2015 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The new guidance is effective for Integra prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after January 1, 2015.

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In August 2014, the FASB issued Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. The implementation of the amended guidance is not expected to have an impact on current disclosures in the financial statements.

In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The implementation of the amended guidance is not expected to have a material impact on our consolidated results of operations and will result in a reclassification of our debt issuance costs from other long-term assets to long-term debt when adopted.

There are no other recently issued accounting pronouncements that are expected to have a material effect on our financial position, results of operations or cash flows.

2. BUSINESS ACQUISITIONS
Metasurg
On December 5, 2014, the Company acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consists of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales levels for acquired products from April 1, 2015 through June 30, 2016. The fair value of this liability is based on future sales projections of the Metasurg product under various potential scenarios and weighting the probability of these outcomes for the twelve-month period ended December 31, 2015. At the date of the acquisition, the cash flow projection was discounted using an internal rate of return of 19.9%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market. The acquired foot and ankle products will enhance the Company's lower extremities market position.
The Company recorded revenue for Metasurg of approximately $1.6 million in the condensed consolidated statements of operations for the three-month period ended March 31, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of March 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$4,730
Property, plant, and equipment	1,171
Intangible assets:		Wtd. Avg. Life:
Technology product rights	20,590	8 - 14 Years
In-process research and development	190	Indefinite
Goodwill	469
Net assets acquired	$27,150
MicroFrance
On October 27, 2014, the Company acquired all outstanding shares of Medtronic Xomed Instrumentation, SAS ("MicroFrance") from Medtronic, Inc. ("Medtronic") as well as certain assets of Medtronic for $60.1 million in cash (including working capital and purchase price adjustments of $1.5 million, of which $0.8 million was recorded against goodwill). MicroFrance specializes in manual ear, nose, and throat ("ENT") surgical instruments and designs, manufactures, and sells reusable handheld instruments to ENT and laparoscopy surgical specialists around the world. The acquired ENT instruments fill a portfolio gap for the Company with clear growth opportunities through market adjacencies and provides for increased scale and reach in the international market.
The Company recorded revenue for MicroFrance of approximately $5.8 million in the condensed consolidated statements of operations for the three-month period ended March 31, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended March 31, 2015 to reflect the $1.5 million working capital and purchase price adjustments. The following summarizes the preliminary allocation of the purchase price as of March 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$2,195
Inventory	3,155
Prepaid expenses	620
Property, plant, and equipment	3,675
Other current assets	5,025
Intangible assets:		Wtd. Avg. Life:
Trade name	11,990	20 Years
Technology	4,580	15 - 16 Years
Customer relationships	18,130	12 - 16 Years
Goodwill	16,607
Total assets acquired	65,977
Accounts payable and other liabilities	5,910
Net assets acquired	$60,067
Confluent Surgical, Inc.
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price consists of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business to the Company.

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
The Company recorded revenue for Confluent Surgical of approximately $17.7 million and $14.1 million in the condensed consolidated statements of operations for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The following summarizes the final allocation of the purchase price as of March 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

	Final Purchase Price Allocation
	(Dollars in thousands)
Inventory deposit	$4,000
Fixed assets	438
Intangible assets:		Wtd. Avg. Life
Technology product rights	239,800	3 - 20 Years
Other	400	Less than 1 year
Deferred tax assets - long term	12
Goodwill	105,331
Total assets acquired	349,981
Contingent supply liability	5,891
Other	731
Deferred tax liabilities - long term	87,464
Net assets acquired	$255,895
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The goodwill recorded in connection with these acquisitions is based on (i) expected cost savings, operating synergies and other benefits expected to result from the combined operations, (ii) the value of the going-concern element of the existing businesses (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately), and (iii) intangible assets that do not qualify for separate recognition such as an assembled workforce. The acquisitions generated a combination of deductible and non-deductible goodwill.
Contingent consideration
The Company increased the fair value of contingent consideration during the three-month period ended March 31, 2015 to reflect the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2015	$22,008
Loss from increase in fair value of contingent consideration liabilities	125	Selling, general and administrative
Fair value at March 31, 2015	$22,133
The entire contingent consideration balance was included in Other liabilities at March 31, 2015 and December 31, 2014.
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2014 as if the acquisitions completed by the Company during 2014 had been completed as of January 1, 2013. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1, 2013 that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Three Months Ended March 31, 2014
(In thousands, except per share amounts)
Total revenue	$225,509
Net income	$5,572
Net income per share:
Basic	$0.17

3. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Finished goods	$143,866	$150,483
Work in process	53,168	50,166
Raw materials	36,009	36,465
	$233,043	$237,114

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of 2015 the Company revised its reportable segments in connection with the realignment of its portfolio. Specifically, the Company integrated the five existing business divisions into three global divisions, no longer focusing on international as a separate reportable segment but managing each business globally. The change in reportable segments resulted in the Company's requirement to reallocate existing goodwill to the new reportable segments based on the relative-fair-value of the Company's four underlying reporting units. With the reportable segments now being managed at a global level, goodwill previously assigned to the EMEA, LAPAC, and Private Label reporting units was reallocated to the new global reporting units. The Company estimated the fair value of the reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

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

Based on the Company's fair value calculations, with the exception of the Spine reporting unit, given the excess of the Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, and Orthopedics and Tissue Technologies estimated fair value over their carrying value after the reallocation of goodwill, management concluded that any future goodwill impairment is not likely. The Company's allocation of goodwill to the Spine reporting unit has been impaired during the first quarter of 2015 as a result of the carrying value of its goodwill exceeding the implied fair value. Refer to Note 12 - Segment and Geographic Information for more information on the change in reportable segments.

Changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Spine	Total
	(In thousands)
Goodwill, gross	$281,829	$81,650	$409	$363,888
Accumulated impairment losses	—	—	—	—
Goodwill at December 31, 2014	281,829	81,650	409	363,888
MicroFrance working capital and purchase price adjustments	(828)	—	—	(828)
Goodwill impairment charge	—	—	(409)	(409)
Foreign currency translation	(6,433)	(2,016)	—	(8,449)
Balance, March 31, 2015	$274,568	$79,634	$—	$354,202
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$343,942	$(67,172)	$276,770
Customer relationships	12 years	158,546	(88,817)	69,729
Trademarks/brand names	34 years	42,713	(15,457)	27,256
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(11,166)	23,555
All other (1)	4 years	4,620	(2,990)	1,630
		$633,026	$(185,602)	$447,424

	December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$345,082	$(62,920)	$282,162
Customer relationships	12 years	162,031	(87,653)	74,378
Trademarks/brand names	34 years	44,520	(15,755)	28,765
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(10,809)	23,912
All other (1)	4 years	4,810	(3,052)	1,758
		$639,648	$(180,189)	$459,459

(1)	At March 31, 2015 and December 31, 2014, all other included in-process research and development ("IPR&D") of $1.4 million in both periods, which was indefinite-lived.
During the three months ended March 31, 2014, the Company recorded an impairment charge of $0.6 million in cost of goods sold related to technology assets acquired from Confluent Surgical that will no longer be sold resulting from a regulatory event that occurred after the acquisition date.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to approximate $31.8 million in 2015, $29.6 million in 2016, $27.6 million in 2017, $27.2 million in 2018 and $26.5 million in 2019. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT
Amended and Restated Senior Credit Agreement
On December 19, 2014, the Company entered into an amendment to the amended and restated credit agreement (the "Senior Credit Facility") which modified covenants to permit the distribution and/or dividend by the Company of its spine business to the Company's public stockholders. The intent of the amendment is to permit the Company to consummate the spine business spin-off transaction.
On July 2, 2014, the Company entered into the Senior Credit Facility with a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents. The Company's Senior Credit Facility was originally amended and restated on August 10, 2010, and that agreement was then amended on June 8, 2011, May 11, 2012, and June 21, 2013, as previously disclosed.
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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2015 the Company was in compliance with all such covenants. In connection with the modification of the 2014 amendment and restatement of the Senior Credit Facility the Company capitalized $3.2 million of incremental financing costs, and expensed $0.3 million of previously capitalized financing costs.

On July 2, 2014, the Company borrowed $422.0 million under the Senior Credit Facility consisting of a $150.0 million term loan and $272.0 million under its revolving credit facility. The Company used the funds to repay the balance of its previous Senior Credit Facility. The outstanding borrowings have one, two, three, six months, or, if available, twelve months interest periods.
At March 31, 2015 and December 31, 2014, there was $251.9 million and $266.9 million outstanding under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 1.7%. At March 31, 2015, there was approximately $498.1 million available for borrowing under the Senior Credit Facility. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At March 31, 2015 there was $150.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.7%. Contractual repayments of the term loan do not begin until September 30, 2015 and are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2015	$3,750
2016	9,375
2017	13,125
2018	15,000
2019	108,750
$150,000
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at March 31, 2015 was approximately $235.8 million and $141.3 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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
At March 31, 2015, the carrying amount of the liability component was $215.2 million, the remaining unamortized discount was $14.8 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at March 31, 2015 was approximately $272.3 million. At December 31, 2014, the carrying amount of the liability component was $213.1 million, the remaining unamortized discount was $16.9 million and the principal amount outstanding was $230.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the proposed spin-off of the Company's subsidiary, Seaspine Holdings Corporation, which allows the holders to convert all or any of the 2016 Notes subject to certain conditions.  The 2016 Notes are convertible through June 10, 2015. However, the Company has continued to classify these notes as long-term as of March 31, 2015, as the Company has the intent and ability to refinance the 2016 Notes.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,859	$1,666
Cash interest related to the contractual interest coupon	845	801
Total	$2,704	$2,467

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
The Company expects that approximately $0.5 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.
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

There were no contracts outstanding as of March 31, 2015.

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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2015	December 31, 2014
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$527	$898
Total Derivatives designated as hedges — Liabilities	$527	$898

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At March 31, 2015 and December 31, 2014, the notional amount related to the Company’s sole interest rate swap was $93.8 million and $97.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by the entire $93.8 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three months ended March 31, 2015 and 2014:

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2015
Interest rate swap	(898)	(18)	(389)	(527)	Interest (expense)
	$(898)	$(18)	$(389)	$(527)
Three Months Ended March 31, 2014
Interest rate swap	(2,439)	(109)	(451)	(2,097)	Interest (expense)
	$(2,439)	$(109)	$(451)	$(2,097)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three months ended March 31, 2015 and 2014.

7. STOCK-BASED COMPENSATION
As of March 31, 2015, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors, and employees, and generally expire eight years from the grant date for employees, and from eight to ten

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock, issued under the Plans, is subject to service and performance conditions.

Stock Options

As of March 31, 2015, there were approximately $2.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 78,336 stock options granted during the three months ended March 31, 2015.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2015, there were approximately $20.3 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 117,763 restricted stock awards/stock units and 64,770 performance shares during the three months ended March 31, 2015.
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

8. TREASURY STOCK

On October 28, 2014, the Board of Directors terminated the October 2012 authorization and authorized up to $75.0 million of its outstanding common stock through December 2016. The Company has not repurchased any of its outstanding shares of common stock during the three-month periods ended March 31, 2015 and 2014. As of March 31, 2015, there remained $75.0 million available for repurchases under this authorization.

9. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2015	2014

Reported tax rate	33.5%	44.5%

The Company’s effective income tax rates for the three months ended March 31, 2015 and 2014 were 33.5% and 44.5%, respectively. The primary driver of the higher tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2015 was a tax expense of $0.8 million relating to foreign and state income tax audit settlements.

The Company expects its effective income tax rate for the full year to be approximately 29% to 30%, resulting largely from nondeductible spine spin-off costs and audit settlements offset by the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$8,384	$2,206
Weighted average common shares outstanding	32,736	32,275
Basic net income per common share	$0.26	$0.07

Diluted net income per share:
Net income	$8,384	$2,206

Weighted average common shares outstanding — Basic	32,736	32,275
Effect of dilutive securities:
2016 Convertible notes	30	—
Stock options and restricted stock	576	493
Weighted average common shares for diluted earnings per share	33,342	32,768
Diluted net income per common share	$0.25	$0.07

At March 31, 2015 and 2014, the Company had 1.3 million and 1.4 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes at March 31, 2015 and 2014 and the Company's 2016 Notes are convertible to common shares in certain circumstances (see Note 5). Stock options, restricted stock, warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.

For the three months ended March 31, 2015, a minimal amount of anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three months ended March 31, 2014, 0.2 million of anti-dilutive stock options were excluded from the diluted earnings per share calculation. The effect of outstanding warrants were anti-dilutive because the strike price of the warrants exceeded the Company’s average stock price for the periods presented. The potential excess conversion value of the 2016 Notes were anti-dilutive because the conversion price exceeded the Company's stock price for the three months ended March 31, 2014; therefore, these amounts have been excluded from the diluted earnings per share calculation. However, for the three months ended March 31, 2015, the potential excess conversion value was included in the Company's dilutive share calculation because the average stock price for the three months ended March 31, 2015 exceeded the conversion price.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$8,384	$2,206
Foreign currency translation adjustment	(24,393)	819
Change in unrealized gain on derivatives, net of tax	211	195
Pension liability adjustment, net of tax	54	(14)
Comprehensive (loss) income	$(15,744)	$3,206

Changes in Accumulated Other Comprehensive Loss by component between December 31, 2014 and March 31, 2015 are presented in the table below, net of tax:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(512)	$(906)	$(22,070)	$(23,488)
Other comprehensive income before reclassifications	(10)	54	(24,393)	(24,349)
Amounts reclassified from accumulated other comprehensive income	221	—	—	221
Net current-period other comprehensive income	211	54	(24,393)	(24,128)
Ending balance	$(301)	$(852)	$(46,463)	$(47,616)

The reclassification adjustments out of Accumulated Other Comprehensive Loss during the three months ended March 31, 2015 were as follows:

Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(388)	Interest (expense)
	167	Tax (expense) or benefit
	$(221)	Net of tax

12. SEGMENT AND GEOGRAPHIC INFORMATION

Starting in the first quarter of 2015, because of changes in how the Company internally manages and reports the results of its businesses to its chief operating decision maker, the Company is disclosing three global reportable segments. The three global reportable segments and their activities are described below, as follows:

•
The Specialty Surgical Solutions segment includes (i) the Neurosurgery business which sells a full line of products specifically for neurosurgery and critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the Instruments business which sells more than 60,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, and dental, podiatry, and veterinary offices.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
The Orthopedics and Tissue Technologies segment includes such offerings as skin and wound repair, bone and joint fixation, implants in the upper and lower extremities, bone grafts and nerve and tendon repair.

•
The Spine segment focuses on spinal fusion, spinal implants, and deformity correction, together with bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in various types of orthopedic surgical procedures.

The most notable change from the Company's financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K is the integration of the former International reportable segment into the segments noted above as well as the Private Label segment into Orthopedics and Tissue Technologies and Spine.

The Corporate and other category includes (i) various legal, finance, information systems, executive, and human resource functions, (ii) brand management, and (iii) share-based compensation costs. Prior to the realignment, costs related to procurement, manufacturing operations and logistics for the Company's entire organization were not allocated to operating segments. In connection with the realignment, a portion of these costs have now been incorporated into the disclosed operating segments.

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$140,058	$127,195
Orthopedics and Tissue Technologies	61,367	54,589
Spine	32,240	33,275
Total revenues	$233,665	$215,059
Segment Profit
Specialty Surgical Solutions	$60,332	$48,297
Orthopedics and Tissue Technologies	19,582	17,001
Spine	3,125	2,748
Segment profit	83,039	68,046
Amortization	(3,535)	(3,033)
Corporate and other	(62,716)	(56,275)
Operating income (loss)	$16,788	$8,738

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
United States	$180,960	$163,382
Europe	26,764	25,324
Rest of World	25,941	26,353
Total Revenues	$233,665	$215,059

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
In the first quarter of 2015, we changed how we manage the business. As a result, we report our financial results under three global reportable segments - Specialty Surgical Solutions, Orthopedics and Tissue Technologies, and Spine. Refer to Note 12 - Segment and Geographic Information for more information.
Our Specialty Surgical Solutions segment includes, among other things, dural grafts and dural sealants which are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, monitoring systems for neuro critical care, cranial stabilization and retraction systems, and a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices. Our Orthopedics and Tissue Technologies segment includes specialty metal implants for surgery of the upper and lower extremities, dermal regeneration products and tissue-engineered wound dressings and nerve and tendon repair products. Our Spine segment focuses on orthobiologics and spinal fusion hardware solutions used to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine.
We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, and Mexico. We also source most of our handheld surgical instruments and specialty metal and pyrocarbon implants through specialized third-party vendors.
Our products in each reportable segment are sold through a combination of a direct sales organization and distributors.
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
Acquisitions
Metasurg
In December 2014, we acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consists of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales levels for acquired products from April 1, 2015 through June 30, 2016. Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market.
MicroFrance
In October 2014, we acquired all outstanding shares of Medtronic Xomed Instrumentation, SAS ("MicroFrance") from Medtronic, Inc. ("Medtronic") as well as certain assets of Medtronic for $60.1 million in cash (including working capital and purchase price adjustments of $1.5 million, of which $0.8 million was recorded against goodwill). MicroFrance specializes in manual ear, nose, and throat ("ENT") surgical instruments and designs, manufactures, and sells reusable handheld instruments to ENT and laparoscopy surgical specialists around the world.
Confluent Surgical, Inc.
In January 2014, we acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price consists of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business to us. Confluent Surgical is a developer and supplier of polymer-based biosurgery technology used in surgical sealants and anti-adhesion products.

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

Diabetic Foot Ulcer Clinical Trial
During July 2014, we completed our multicenter clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“DFU”). The data collected formed the foundation for the Premarket Approval Supplement application that we filed with the FDA, which we announced in February 2015. In addition, the Company is pursuing a publication of the data in a peer-reviewed journal. An FDA approval, along with published data, will form the key to securing reimbursement. Assuming FDA approval and timely publication of the peer-reviewed journal article, the Company anticipates commercializing the resulting DFU product in the middle of 2016.
Separation of the Spine Business
In November 2014, we announced a plan to spin-off our spine business into a stand-alone public company. We anticipate that the transaction will be in the form of a tax-free distribution to Integra shareholders of publicly traded stock in the new spine company. Completion of the transaction is expected to be subject to certain conditions, including, among others, receipt of regulatory approvals, assurance as to the tax-free status of the spin-off of the spine business to our U.S. shareholders, the effectiveness of a Form 10 registration statement filed with the U.S. Securities and Exchange Commission and final approval by our Board of Directors. We currently expect to complete the transaction in the second half of 2015; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed. Subsequent to the separation, the historical results of our Spine segment will be presented as discontinued operations.
During the three-month period ended March 31, 2015, we incurred costs of $4.8 million related to the separation of our Spine segment. These costs, which are included in selling, general and administrative expenses, primarily relate to professional fees to separate the spine business as well as costs incurred to build the corporate infrastructure of the spine company. We plan to continue to incur costs related to the separation throughout 2015, which we expect to have a negative impact on our 2015 operating cash flow.
Realignment of the Integra Portfolio and Change in Reportable Segments

In the first quarter of 2015, the Company's management began reporting business performance and making decisions primarily on a global basis, including the results of its former International reportable segment in each of its respective three division global structure. Following the above announced separation of the Spine business, we will have the two remaining global segments. Accordingly, to align with the way the business is currently managed, the Company’s reportable operating segments now consist of Specialty Surgical Solutions, Orthopedics and Tissue Technologies, and Spine. International is no longer reported as a separate reportable operating segment. Specialty Surgical Solutions includes the i) Neurosurgery business, the ii) Instruments business and iii) their respective international components, Orthopedics and Tissue Technologies includes the former U.S. Extremities business and its international components, and the Spine reportable segment includes the former U.S. Spine operating segment and its respective international components. Private Label has been incorporated in the reportable segments based on the nature of the product line. Further information regarding the Company’s operating segments may be found in Note 12 - Segment and Geographic Information.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2015, was $8.4 million, or $0.25 per diluted share as compared to $2.2 million or $0.07 per diluted share for the three months ended March 31, 2014.
The increase in net income for the three months ended March 31, 2015 over the same period last year resulted primarily from the inclusion of the MicroFrance and Metasurg operations as well as strong growth in our dural repair and regenerative technology franchises.

Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Global ERP implementation charges	$3,820	$6,100
Structural optimization charges	1,777	2,960
Manufacturing facility remediation costs	—	143
Certain employee severance charges	1,046	681
Acquisition-related charges	3,094	3,753
Impairment charges	409	600
Convertible debt non-cash interest	1,801	1,667
Spine spin-off charges	4,847	—
Total	$16,794	$15,904

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of goods sold	$3,737	$2,877
Selling, general and administrative	11,225	11,360
Intangible asset amortization	409	—
Interest expense	1,801	1,667
Other income	(378)	—
Total	$16,794	$15,904

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning ("ERP") system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during the first quarter of 2015. We placed the ERP in service across a number of U.S. sites in May of 2014, and at that time, we began depreciating the capitalized costs associated with that part of the implementation. We expect the additional capital and integration expenses associated with our ERP system to decrease as we continue to progress in our ERP implementation over the next several years.
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
Update on Remediation Activities
The FDA inspected our Andover, UK facility in June 2012, which resulted in the issuance of FDA Form 483 Observations. We subsequently received a Warning Letter on November 1, 2012. On April 25, 2014, we received a letter from the FDA stating that while it accepted the Corrective Action Plan for the Andover Facility, the warning letter would not be closed out until the FDA conducted an inspection of the Andover facility and concluded that the violations stated in the FDA warning letter had been addressed. On December 31, 2014, we closed the Andover Facility and delisted it as an FDA registered facility. We notified the FDA regarding the closure of the Andover facility.

The FDA inspected our Añasco, Puerto Rico facility in October and November 2012, and issued a warning letter for that facility on February 13, 2013. On November 26, 2013, the FDA completed its second inspection of the Añasco facility and issued a new Form 483 with six additional observations. On September 30, 2014, the FDA completed its third inspection of the Añasco facility, and concluded that the Company had addressed the issues raised in the Warning Letter and previous inspectional observations, and it issued no other inspectional observations. The Añasco warning letter was closed out effective January 14, 2015.
There were no remediation expenses incurred in the three-months ended March 31, 2015 and an insignificant amount of expenses were incurred in the three months ended March 31, 2014.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2015	2014
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$140,058	$127,195
Orthopedics & Tissue Technologies	61,367	54,589
Spine	32,240	33,275
Total revenue	233,665	215,059
Cost of goods sold	86,722	82,383
Gross margin on total revenues	$146,943	$132,676
Gross margin as a percentage of total revenues	62.9%	61.7%
2014 Segment revenues above have been reclassified in order to conform with the current year's presentation.

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014
Revenues and Gross Margin
For the three months ended March 31, 2015 total revenues increased by $18.6 million to $233.7 million from $215.1 million for the same period in 2014.
Specialty Surgical Solutions revenues were $140.1 million, an increase of 10% from the prior-year period. The increase partially resulted from the impact of the MicroFrance product sales arising out of the acquisition, which added $5.8 million in the quarter. Our Dural repair franchise performed very well as initial orders of our products were placed in new International markets and sales in the United States continued to rise. Neuro critical care also grew well, benefiting from strong sales of capital equipment during the period. Revenue before the inclusion of MicroFrance increased in our Precision Tools and Instruments business, which includes the former Instruments product portfolio as well as our cranial stabilization and stereotaxy product lines. These increased sales were partially offset by a decline in tissue ablation.
Orthopedics and Tissue Technologies revenues were $61.4 million, an increase of 12% from the prior-year period. The increase partially resulted from the impact of the Metasurg product sales arising out of the acquisition, which added $1.6 million in the quarter. We also saw strong demand in our regenerative technologies franchise as a result of both additional headcount in our sales force and an uptake of new products, including the Integra Wound Matrix-Thin, Integra Reinforcement Matrix and Integra Wound Matrix-Meshed. Sales growth in our upper extremity franchise also benefited from increasing demand for new products in shoulder and wrist arthroplasty.
Spine revenues were $32.2 million, a decrease of 3% from the prior-year period. The decrease was mostly driven by our spine hardware business which continued to face pricing pressures, delays in product launches, and the slower than anticipated addition of new distributors. Our orthobiologics business was roughly flat for the period.
Gross margin increased to $146.9 million for the three-month period ended March 31, 2015 from $132.7 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.9% for the first quarter of 2015 from 61.7% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products, and improvements in our utilization of manufacturing capacity for our regenerative products.

We expect our consolidated gross margin percentage for the full year 2015 to be between 62.0% and 62.5%. We expect our gross margin will see increases from improved product mix offset by a negative top-line impact on revenues because of the stronger U.S. dollar and corresponding weaknesses in other currencies in which we transact business, particularly the euro, as well as additional costs related to the completion of our regenerative technology manufacturing facility capacity expansion.
Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2015	2014
Research and development	5.4%	5.8%
Selling, general and administrative	48.8%	50.4%
Intangible asset amortization	1.5%	1.4%
Total operating expenses	55.7%	57.6%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $6.3 million, or 5%, to $130.2 million in the three months ended March 31, 2015, compared to $123.9 million in the same period last year.

Research and development expenses in the first quarter of 2015 remained flat compared to the same period last year. We expect full-year 2015 spending on research and development to be between 5.5% and 6.0% of total revenues.

Selling, general and administrative expenses in the first quarter of 2015 increased by $5.8 million to $114.1 million compared to $108.3 million in the same period last year. Selling and marketing expenses increased by $4.1 million, primarily resulting from higher commissions and distributor fees related to the MicroFrance and Metasurg sales, increased headcount and overall sales increases in general. General and administrative costs increased $1.7 million as a result of consulting costs to support the spin-off of our Spine business and various other strategic projects, as well as additional depreciation as we implemented our ERP in certain locations during May of 2014. These increases were partially offset by a decrease in integration costs related to the Covidien Surgical acquisition recorded in the first quarter of 2014. We expect full year selling, general and administrative expenses to be between 47.5% and 48.0% of revenues, including costs related to the spin-off of our spine business.

Amortization expense in the first quarter of 2015 reflects the Spine goodwill impairment charge of $0.4 million.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest income	$5	$62
Interest expense	(5,492)	(5,142)
Other income	1,316	317

Interest Income and Interest Expense
Interest expense in the three months ended March 31, 2015 increased by $0.4 million primarily because we have increased borrowings on our Senior Credit facility compared to the prior year. Our reported interest expense for the three-month periods ended March 31, 2015 and 2014 includes non-cash interest related to the accounting for convertible securities of $1.9 million and $1.7 million, respectively.
Interest income was negligible for the three months ended March 31, 2015, and 2014.
Other Income
Other income for both the first quarter of 2015 and 2014 was primarily attributable to the foreign exchange impact on intercompany balances.
Income Taxes

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income before income taxes	$12,617	$3,975
Income tax expense	4,233	1,769
Effective tax rate	33.5%	44.5%

The Company’s effective income tax rates for the three months ended March 31, 2015 and 2014 were 33.5% and 44.5%, respectively. The primary driver of the higher tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2015 was a tax expense of $0.8 million relating to foreign and state income tax audit settlements.

The Company expects its effective income tax rate for the full year to be approximately 29% to 30%, resulting largely from nondeductible spine spin-off costs and audit settlements offset by the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
United States	$180,960	$163,382
Europe	26,764	25,324
Rest of World	25,941	26,353
Total Revenues	$233,665	$215,059
Domestic revenues increased to $181.0 million, or 77% of total revenues, for the three months ended March 31, 2015 from $163.4 million, or 76% of total revenues, for the three months ended March 31, 2014. International revenues increased to $52.7 million from $51.7 million in the prior-year period, an increase of 2%. Changes in foreign exchange rates decreased our sales by $5.8 million compared to the three months ended March 31, 2014.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $79.9 million and $72.0 million at March 31, 2015 and December 31, 2014, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2015, our non-U.S. subsidiaries held approximately $58.6 million of cash and cash equivalents that are available for use by our operations outside of the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$31,619	$11,254
Net cash used in investing activities	(5,632)	(246,335)
Net cash (used in) provided by financing activities	(13,826)	243,174
Effect of exchange rate fluctuations on cash	(4,284)	331
Net increase in cash and cash equivalents	$7,877	$8,424

In 2015, we anticipate that our principal uses of cash will include between $40.0 million and $45.0 million on capital expenditures primarily for the completion of our regenerative technology manufacturing capacity expansion, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. In addition, we plan on providing between $40.0 million and $50.0 million of cash to the spine business in conjunction with the spin-off as well as spending approximately $20.0 million on professional fees and other expenses to separate the business and build the corporate infrastructure.

Cash Flows Provided by Operating Activities
We generated operating cash flows of $31.6 million and $11.3 million for the three months ended March 31, 2015 and 2014, respectively.
Operating cash flows for the three months ended March 31, 2015 benefited from an increase in net income of $6.2 million compared to the same period in 2014. Changes in working capital increased cash flows for the three months ended March 31, 2015 by approximately $2.7 million. Among the changes in working capital, accounts receivable provided $2.1 million of cash, inventory used $2.8 million of cash, prepaid expenses and other current assets provided $6.0 million of cash, and accounts payable, accrued expenses and other current liabilities used $1.9 million of cash.
Operating cash flow for the three months ended March 31, 2014 benefited from an increase in net income of $8.2 million compared to the same period in 2013. Changes in working capital decreased cash flows by approximately $8.8 million. Among the changes in working capital, accounts receivable provided $5.7 million of cash, inventory used $8.5 million of cash, prepaid expenses and other current assets used $1.6 million of cash, and accounts payable, accrued expenses and other current liabilities used $4.4 million of cash.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2015, we received cash of $1.4 million related to the sale of our Andover facility and $1.8 million related to a working capital adjustment from the MicroFrance acquisition. We also paid $8.9 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
During the three months ended March 31, 2014, we paid $235.0 million for the acquisition of Confluent Surgical, and $11.3 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
Cash Flows (Used in) Provided by Financing Activities
Our principal use of cash for financing activities in the three months ended March 31, 2015 was a repayment of $15.0 million on the revolving portion under our Senior Credit Facility. Additionally, we received proceeds from stock option exercises of $0.2 million.
Our principal sources of cash for financing activities in the three months ended March 31, 2014 were $235.0 million of borrowings under our senior credit facility to fund the Confluent Surgical acquisition and stock option exercises of $7.8 million.
Working Capital
At March 31, 2015 and December 31, 2014, working capital was $395.1 million and $403.3 million, respectively.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 5 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities.
Share Repurchase Plan
On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. As of March 31, 2015, there remained $75.0 million available for repurchases under this authorization.
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
Contractual Obligations and Commitments
As of March 31, 2015, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2015	2016-2017	2018-2019	Thereafter
	(In millions)
Convertible Securities (1)	$230.0	$—	$230.0	$—	$—
Revolving Credit Facility (2)	251.9	—	—	251.9	—
Term Loan	150.0	3.8	22.4	123.8	—
Interest (3)	17.6	6.3	8.4	2.9	—
Employment Agreements (4)	2.3	0.6	1.7	—	—
Operating Leases	61.7	8.4	16.6	8.7	28.0
Purchase Obligations	14.1	9.2	2.3	2.6	—
Other	9.8	2.5	3.9	2.7	0.7
Total	$737.4	$30.8	$285.3	$392.6	$28.7

(1)
The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 5 - Debt of our condensed consolidated financial statements for additional information.

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
The Company has excluded contingent consideration obligations related to prior acquisitions from the contractual obligations table above; these liabilities had a fair value of $22.1 million at March 31, 2015. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $1.1 million at March 31, 2015. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

OTHER MATTERS
Critical Accounting Estimates

The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, have not materially changed, except as noted below.
Goodwill
See Note 4 - Goodwill and Other Intangible Assets to the current period’s condensed consolidated financial statements for a discussion of the reallocation of goodwill in connection with the Company's change in operating segments.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2015 would increase interest income by approximately $0.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 2 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $93.8 million outstanding as of March 31, 2015. We recognized $0.4 million of additional interest expense related to this derivative during the three months ended March 31, 2015. The fair value of our interest rate derivative instrument was a net liability of $0.5 million at March 31, 2015.

Based on our outstanding borrowings at March 31, 2015, a one-percentage point change in interest rates would have affected interest expense on the unhedged portion of the debt by $3.1 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended March 31, 2015 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

*10.1	Form of Stock Option Agreement (Executive Officers)

*10.2	Form of Stock Option Agreement for Glenn Coleman

*10.3	Agreement and General Release by and between Robert Paltridge and Integra LifeSciences Corporation

10.4	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2015)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Letter, dated January 14, 2015, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 20, 2015)

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 1, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	May 1, 2015	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	May 1, 2015	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits
*10.1	Form of Stock Option Agreement (Executive Officers)

*10.2	Form of Stock Option Agreement for Glenn Coleman

*10.3	Agreement and General Release by and between Robert Paltridge and Integra LifeSciences Corporation

10.4	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2015)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Letter, dated January 14, 2015, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 20, 2015)

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 1, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.