Form 10-Q
period 2015-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2015-07-31
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 29, 2015 was 33,163,415.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

SIGNATURES	44

Exhibit 2.1
Exhibit 2.2
Exhibit 2.3
Exhibit 10.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3
Exhibit 99.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue, net	$244,078	$231,351	$477,743	$446,410
Costs and expenses:
Cost of goods sold	86,539	86,976	173,261	169,359
Research and development	13,891	13,745	26,447	26,312
Selling, general and administrative	126,590	115,253	240,654	223,591
Intangible asset amortization	3,104	2,985	6,639	6,018
Total costs and expenses	230,124	218,959	447,001	425,280
Operating income	13,954	12,392	30,742	21,130
Interest income	8	58	13	120
Interest expense	(5,471)	(5,382)	(10,963)	(10,524)
Other (expense) income, net	(919)	118	397	435
Income before income taxes	7,572	7,186	20,189	11,161
Income tax expense	2,574	2,361	6,807	4,130
Net income	$4,998	$4,825	$13,382	$7,031
Basic net income per common share	$0.15	$0.15	$0.41	$0.22
Diluted net income per common share	$0.15	$0.15	$0.40	$0.21
Weighted average common shares outstanding (See Note 10):
Basic	33,032	32,398	32,884	32,336
Diluted	33,939	32,804	33,644	32,796
Comprehensive income (loss) (See Note 11)	$12,325	$4,752	$(3,418)	$7,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$131,296	$71,994
Trade accounts receivable, net of allowances of $6,447 and $6,184	134,546	131,918
Inventories, net	241,835	237,114
Deferred tax assets	58,173	58,663
Prepaid expenses and other current assets	42,397	29,632
Total current assets	608,247	529,321
Property, plant and equipment, net	215,460	209,986
Intangible assets, net	440,583	459,459
Goodwill	357,022	363,888
Deferred tax assets	5,689	5,603
Other assets	10,893	10,368
Total assets	$1,637,894	$1,578,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under senior credit facility	$7,500	$3,750
Convertible securities	2,903	—
Accounts payable, trade	58,197	34,060
Deferred revenue	4,303	5,176
Accrued compensation	40,019	40,943
Accrued expenses and other current liabilities	42,831	42,096
Total current liabilities	155,753	126,025
Long-term borrowings under senior credit facility	429,375	413,125
Long-term convertible securities	214,358	213,121
Deferred tax liabilities	94,701	91,623
Other liabilities	31,984	30,409
Total liabilities	926,171	874,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 42,012 and 41,644 issued at June 30, 2015 and December 31, 2014, respectively	420	416
Additional paid-in capital	790,371	779,555
Treasury stock, at cost; 8,903 shares at June 30, 2015 and December 31, 2014	(367,121)	(367,121)
Accumulated other comprehensive loss	(40,288)	(23,488)
Retained earnings	328,341	314,960
Total stockholders’ equity	711,723	704,322
Total liabilities and stockholders’ equity	$1,637,894	$1,578,625

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net income	$13,382	$7,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,159	29,164
Non-cash impairment charges	409	600
Deferred income tax	1,648	(503)
Amortization of debt issuance costs	1,060	1,243
Non-cash interest expense	3,744	3,433
Loss on disposal of property and equipment	38	378
Change in fair value of contingent consideration	239	(998)
Share-based compensation	5,616	8,302
Excess tax benefits from stock-based compensation arrangements	(3,501)	(1,164)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(4,480)	106
Inventories	(9,875)	(17,367)
Prepaid expenses and other current assets	(7,314)	(2,832)
Other non-current assets	(1,806)	(1,846)
Accounts payable, accrued expenses and other current liabilities	19,613	4,848
Deferred revenue	(805)	188
Other non-current liabilities	615	(2,952)
Net cash provided by operating activities	49,742	27,631
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,013)	(20,691)
Sale of property and equipment	1,438	—
Cash used in business acquisition, net of cash acquired	—	(235,000)
Proceeds from working capital purchase price adjustment	1,831	—
Net cash used in investing activities	(18,744)	(255,691)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	35,000	235,000
Repayments under senior credit facility	(15,000)	—
Principal payments under capital lease obligations	(396)	(245)
Proceeds from exercised stock options	7,345	8,317
Excess tax benefits from stock-based compensation arrangements	3,501	1,164
Net cash provided by financing activities	30,450	244,236
Effect of exchange rate changes on cash and cash equivalents	(2,146)	370
Net change in cash and cash equivalents	59,302	16,546
Cash and cash equivalents at beginning of period	71,994	120,614
Cash and cash equivalents at end of period	$131,296	$137,160

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
In the opinion of management, the June 30, 2015 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The new guidance is effective for Integra prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after January 1, 2015 and will be in effect for the spin-off of the spine business in the Company's third quarter 2015 results.

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption will be permitted. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.

In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The implementation of the amended guidance is not expected to have a material impact on the consolidated financial position or results of operations.

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

In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The implementation of the amended guidance is not expected to have a material impact on the consolidated results of operations and will result in a reclassification of the debt issuance costs from other long-term assets to long-term debt when adopted.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the financial position, results of operations or cash flows.

2. BUSINESS ACQUISITIONS
Metasurg
On December 5, 2014, the Company acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.6 million (including working capital and purchase price adjustments of $0.4 million). The purchase price consists of an initial cash payment to Metasurg of $26.5 million, a separate purchase price adjustment cash payment of $0.4 million, and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales levels for acquired products from April 1, 2015 through June 30, 2016. The fair value of this liability is based on future sales projections of the Metasurg product under various potential scenarios and weighting the probability of these outcomes for the twelve-month period ended December 31, 2015. At the date of the acquisition, the cash flow projection was discounted using an internal rate of return of 19.9%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market. The acquired foot and ankle products will enhance the Company's lower extremities market position.
The Company recorded revenue for Metasurg of approximately $1.7 million and $3.3 million in the condensed consolidated statements of operations for the three- and six-month period ended June 30, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2015 to reflect the $0.4 million working capital and purchase price adjustment. The following summarizes the preliminary allocation of the purchase price as of June 30, 2015 based on the fair value of the assets acquired and liabilities assumed:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$4,800
Property, plant, and equipment	1,246
Intangible assets:		Wtd. Avg. Life:
Technology product rights	20,590	8 - 14 Years
In-process research and development	190	Indefinite
Goodwill	732
Net assets acquired	$27,558
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
The Company recorded revenue for MicroFrance of approximately $6.3 million and $12.1 million in the condensed consolidated statements of operations for the three- and six-month period ended June 30, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended March 31, 2015 to reflect the $1.5 million working capital and purchase price adjustments. The following summarizes the final allocation of the purchase price as of June 30, 2015 based on the fair value of the assets acquired and liabilities assumed:

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
The Company recorded revenue for Confluent Surgical of approximately $18.9 million and $36.6 million in the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2015 and $14.1 million and $32.4 million for the three- and six-month periods ended June 30, 2014. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The following summarizes the final allocation of the purchase price as of June 30, 2015 based on the fair value of the assets acquired and liabilities assumed:

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
Contingent consideration
The Company increased the fair value of contingent consideration during the six-month period ended June 30, 2015 to reflect the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2015	$22,008
Loss from increase in fair value of contingent consideration liabilities	239	Selling, general and administrative
Fair value at June 30, 2015	$22,247
The entire contingent consideration balance was included in Other liabilities at June 30, 2015 and December 31, 2014.
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2014 as if the acquisitions completed by the Company during 2014 had been completed as of January 1, 2013. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1, 2013 that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In thousands, except per share amounts)
Total revenue	$241,801	$467,310
Net income	$7,009	$12,581
Net income per share:
Basic	$0.22	$0.39

3. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Finished goods	$146,912	$150,483
Work in process	54,707	50,166
Raw materials	40,216	36,465
	$241,835	$237,114

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Spine	Total
	(In thousands)
Goodwill, gross	$281,829	$81,650	$409	$363,888
Accumulated impairment losses	—	—	—	—
Goodwill at December 31, 2014	281,829	81,650	409	363,888
MicroFrance working capital and purchase price adjustments	(828)	—	—	(828)
Metasurg working capital and purchase price adjustment	—	263	—	263
Goodwill impairment charge	—	—	(409)	(409)
Foreign currency translation	(4,451)	(1,441)	—	(5,892)
Balance, June 30, 2015	$276,550	$80,472	$—	$357,022

The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$344,406	$(72,393)	$272,013
Customer relationships	12 years	159,548	(91,621)	67,927
Trademarks/brand names	34 years	43,221	(15,814)	27,407
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(11,522)	23,199
All other (1)	4 years	2,721	(1,168)	1,553
		$633,101	$(192,518)	$440,583

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$345,082	$(62,920)	$282,162
Customer relationships	12 years	162,031	(87,653)	74,378
Trademarks/brand names	34 years	44,520	(15,755)	28,765
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(10,809)	23,912
All other (1)	4 years	4,810	(3,052)	1,758
		$639,648	$(180,189)	$459,459

(1)	At June 30, 2015 and December 31, 2014, all other included in-process research and development ("IPR&D") of $1.4 million in both periods, which was indefinite-lived.
During the six months ended June 30, 2014, the Company recorded an impairment charge of $0.6 million in cost of goods sold related to technology assets acquired from Confluent Surgical that will no longer be sold resulting from a regulatory event that occurred after the acquisition date.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to approximate $31.9 million in 2015, $29.7 million in 2016, $27.6 million in 2017, $27.3 million in 2018 and $26.5 million in 2019. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

5. DEBT
Amended and Restated Senior Credit Agreement
On December 19, 2014, the Company entered into an amendment to the amended and restated credit agreement (the "Senior Credit Facility") which modified covenants to permit the distribution and/or dividend by the Company of its spine business to the Company's public stockholders. The intent of the amendment was to permit the Company to consummate the spine business spin-off transaction.
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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2015 the Company was in compliance with all such covenants. In connection with the modification of the 2014 amendment and restatement of the Senior Credit Facility, the Company capitalized $3.2 million of incremental financing costs, and expensed $0.3 million of previously capitalized financing costs.

On July 2, 2014, the Company borrowed $422.0 million under the Senior Credit Facility consisting of a $150.0 million term loan and $272.0 million under its revolving credit facility. The Company used the funds to repay the balance of its previous Senior Credit Facility. The outstanding borrowings have one, two, three, six months, or, if available, twelve months interest periods.
At June 30, 2015 and December 31, 2014, there was $286.9 million and $266.9 million outstanding under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.0% and 1.7%, respectively. At June 30, 2015, there was approximately $463.1 million available for borrowing under the Senior Credit Facility. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At June 30, 2015 there was $150.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.8%. Contractual repayments of the term loan do not begin until September 30, 2015 and are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2015	$3,750
2016	9,375
2017	13,125
2018	15,000
2019	108,750
$150,000
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at June 30, 2015 was approximately $269.1 million and $143.0 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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
At June 30, 2015, the carrying amount of the liability component was $217.3 million, the remaining unamortized discount was $12.7 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at June 30, 2015 was approximately $285.8 million. At December 31, 2014, the carrying amount of the liability component was $213.1 million, the remaining unamortized discount was $16.9 million and the principal amount outstanding was $230.0 million. The fair value of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the announced spin-off of the Company's subsidiary, SeaSpine Holdings Corporation, which allowed the holders to convert all or any of the 2016 Notes subject to certain conditions. The 2016 Notes were convertible through June 10, 2015 and as of the close of the conversion window, 2,903 note holders provided notice to convert. The Company has classified the cash settlement of the conversion into short-term as of June 30, 2015. The remainder of the debt has continued to be classified as long-term as the conversion window has closed.
In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction is approximately $57.44 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction is approximately $70.05 per share, subject to customary anti-dilution adjustments. Refer to Note 14 - Subsequent Events for more information on the change in the conversion price as a result of the SeaSpine Separation.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,885	$1,766	$3,744	$3,433
Cash interest related to the contractual interest coupon	824	837	1,669	1,639
Total	$2,709	$2,603	$5,413	$5,072

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
The Company expects that approximately $0.2 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings prior to the date of expiration.
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

There were no contracts outstanding as of June 30, 2015.

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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2015	December 31, 2014
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$161	$898
Total Derivatives designated as hedges — Liabilities	$161	$898

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At June 30, 2015 and December 31, 2014, the notional amount related to the Company’s sole interest rate swap was $90.0 million and $97.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by the entire $90.0 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2015 and 2014:

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2015
Interest rate swap	(527)	(7)	(373)	(161)	Interest (expense)
	$(527)	$(7)	$(373)	$(161)
Three Months Ended June 30, 2014
Interest rate swap	(2,097)	(60)	(444)	(1,713)	Interest (expense)
	$(2,097)	$(60)	$(444)	$(1,713)

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2015
Interest rate swap	(898)	(25)	(762)	(161)	Interest (expense)
	$(898)	$(25)	$(762)	$(161)

Six Months Ended June 30, 2014
Interest rate swap	(2,439)	(169)	(895)	(1,713)	Interest (expense)
	$(2,439)	$(169)	$(895)	$(1,713)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the six months ended June 30, 2015 and 2014.

7. STOCK-BASED COMPENSATION
As of June 30, 2015, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors, and employees, and generally expire eight years from the grant date for employees, and from eight to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock, issued under the Plans, is subject to service and performance conditions.

Stock Options

As of June 30, 2015, there were approximately $2.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 77,347 stock options granted during the six months ended June 30, 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2015, there were approximately $18.4 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 146,300 restricted stock awards/stock units and 64,930 performance shares during the six months ended June 30, 2015.
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

8. TREASURY STOCK

On October 28, 2014, the Board of Directors terminated the October 2012 authorization and authorized up to $75.0 million of its outstanding common stock through December 2016. The Company has not repurchased any of its outstanding shares of common stock during the six-month periods ended June 30, 2015 and 2014. As of June 30, 2015, there remained $75.0 million available for repurchases under this authorization.

9. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Reported tax rate	34.0%	32.9%	33.7%	37.0%

The Company’s effective income tax rates for the three months ended June 30, 2015 and 2014 were 34.0% and 32.9%, respectively. The primary drivers of the higher tax rate for the three months ended June 30, 2015 were a tax expense of $0.4 million for nondeductible costs relating to the spine spin-off transaction and a tax expense of $0.4 million relating to foreign tax returns filed during the quarter.

The Company's effective income tax rates for the six months ended June 30, 2015 and 2014 were 33.7% and 37.0%, respectively. The primary drivers of the overall tax rate for the six months ended June 30, 2014 were a tax expense of $1.1 million relating to foreign and state income tax audit settlements and a tax expense of $0.3 million relating to a change in state filing positions.

The Company expects its effective income tax rate for the full year to be approximately 32%, resulting largely from nondeductible spine spin-off costs and audit settlements offset by the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$4,998	$4,825	$13,382	$7,031
Weighted average common shares outstanding	33,032	32,398	32,884	32,336
Basic net income per common share	$0.15	$0.15	$0.41	$0.22

Diluted net income per share:
Net income	$4,998	$4,825	$13,382	$7,031

Weighted average common shares outstanding — Basic	33,032	32,398	32,884	32,336
Effect of dilutive securities:
2016 Convertible notes	477	—	268	—
Stock options and restricted stock	430	406	492	460
Weighted average common shares for diluted earnings per share	33,939	32,804	33,644	32,796
Diluted net income per common share	$0.15	$0.15	$0.40	$0.21

At June 30, 2015 and 2014, the Company had 1.1 million and 1.4 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes at June 30, 2015 and 2014 and the Company's 2016 Notes are convertible to common shares in certain circumstances (see Note 5). Stock options, restricted stock, warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.

For the three months ended June 30, 2015 and 2014, 0.1 million and 0.2 million, respectively, of anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2015 and 2014, a minimal amount and 0.2 million, respectively, of anti-dilutive stock options were excluded from the diluted earnings per share calculation. The effect of outstanding warrants were anti-dilutive because the strike price of the warrants exceeded the Company’s average stock price for the periods presented.

For the three and six months ended June 30, 2015, the potential excess conversion value on the 2016 Notes was included in the Company's dilutive share calculation because the average stock price for the three and six months ended June 30, 2015 exceeded the conversion price. The potential excess conversion value of the 2016 Notes were anti-dilutive because the conversion price exceeded the Company's stock price for the three and six months ended June 30, 2014; therefore, these amounts have been excluded from the diluted earnings per share calculation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$4,998	$4,825	$13,382	$7,031
Foreign currency translation adjustment	7,166	(234)	(17,227)	585
Change in unrealized gain on derivatives, net of tax	209	219	420	414
Pension liability adjustment, net of tax	(48)	(58)	7	(73)
Comprehensive income (loss)	$12,325	$4,752	$(3,418)	$7,957

Changes in Accumulated Other Comprehensive Loss by component between December 31, 2014 and June 30, 2015 are presented in the table below, net of tax:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(512)	$(906)	$(22,070)	$(23,488)
Other comprehensive (loss) income before reclassifications	(14)	7	(17,227)	(17,234)
Amounts reclassified from accumulated other comprehensive income	434	—	—	434
Net current-period other comprehensive income (loss)	420	7	(17,227)	(16,800)
Ending balance	$(92)	$(899)	$(39,297)	$(40,288)

The reclassification adjustments out of Accumulated Other Comprehensive Loss during the three and six months ended June 30, 2015 were as follows:

Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(373)	Interest (expense)
	160	Tax (expense) or benefit
	$(213)	Net of tax

Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(761)	Interest (expense)
	327	Tax (expense) or benefit
	$(434)	Net of tax

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

•
The Spine segment focuses on spinal fusion, spinal implants, and deformity correction, together with bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in various types of orthopedic surgical procedures. Subsequent to June 30, 2015, this operating segment was eliminated due to the spin-off of the SeaSpine business. Refer to Note 14 - Subsequent Events for additional information.

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

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$146,709	$137,516	$286,769	$264,710
Orthopedics and Tissue Technologies	63,834	57,954	125,199	112,544
Spine	33,535	35,881	65,775	69,156
Total revenues	$244,078	$231,351	$477,743	$446,410
Segment Profit
Specialty Surgical Solutions	$62,325	$48,991	$122,657	$97,288
Orthopedics and Tissue Technologies	18,428	20,019	38,010	37,020
Spine	1,266	4,101	1,578	6,849
Segment profit	82,019	73,111	162,245	141,157
Amortization	(3,104)	(2,985)	(6,639)	(6,018)
Corporate and other	(64,961)	(57,734)	(124,864)	(114,009)
Operating income	$13,954	$12,392	$30,742	$21,130

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
United States	$190,093	$178,806	$371,030	$342,187
Europe	27,497	25,851	54,258	51,176
Rest of World	26,488	26,694	52,455	53,047
Total Revenues	$244,078	$231,351	$477,743	$446,410

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SUBSEQUENT EVENTS

SeaSpine Separation
On November 1, 2014, the Company announced plans to spin-off the spine business into a stand-alone public company ("SeaSpine"). On July 1, 2015, the Company completed the distribution of 100% of the outstanding common shares of SeaSpine to Integra stockholders who received one share of SeaSpine common stock for every three shares of Integra held as of the close of business on the record date, June 19, 2015. The historical results of operations and the financial position of SeaSpine are included in the consolidated financial statements of Integra and will be reported as discontinued operations beginning in the third quarter of 2015.
As a result of the spin-off and pursuant to the indenture for the Company's 2016 Notes, the conversion price and rate is required to be adjusted. The conversion price on the 2016 Notes has been adjusted to $52.83 per share and the new conversion rate is 18.9287 shares per $1,000 principal amount of 2016 Notes. Similarly, the strike price of the call transaction has been adjusted to $52.83 per share and the warrant transaction has been adjusted to $64.43 per share.
Acquisition of TEI Biosciences, Inc. and TEI Medical, Inc.
On July 17, 2015, the Company completed the execution of the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med", collectively "TEI").
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med is a spin-off of TEI Bio and holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
Under the terms of the Agreements, the Company paid $312.0 million ($211.0 million for TEI Bio and $101.0 million for TEI Med) subject in each case to purchase price adjustments for certain working capital changes. In July 2015, the Company drew $310.0 million on its Revolving Credit Facility to facilitate this transaction. The Company has not yet performed the purchase price allocation and will do so in the third quarter of 2015.
TEI manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in several hundred lawsuits under a broad range of products liability theories, many of which have not been served on TEI.  Currently, there are approximately forty-five active cases against TEI.  Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million).  Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases.  In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance.

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
Acquisitions
TEI Biosciences, Inc. and TEI Medical, Inc.
Subsequent to June 30, 2015, on July 17, 2015, the Company completed the execution of the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med").
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med is a spin-off of TEI Bio and holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
Under the terms of the Agreements, we paid $312.0 million ($211.0 million for TEI Bio and $101.0 million for TEI Med) subject in each case to purchase price adjustments for certain working capital changes.
Metasurg
In December 2014, we acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.6 million. The purchase price consists of an initial cash payment to Metasurg of $26.5 million, a separate purchase price adjustment cash payment of $0.4 million, and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales levels for acquired products from April 1, 2015 through June 30, 2016. Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market.
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

Diabetic Foot Ulcer Clinical Trial
During July 2014, we completed our multicenter clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“DFU”). The data collected formed the foundation for the Premarket Approval Supplement application that we filed with the FDA, which we announced in February 2015. In addition, the results from our Integra DFU clinical trial have been accepted by an important peer-reviewed wound journal. An FDA approval, along with published data, will form the key to securing reimbursement. Assuming FDA approval and timely publication of the peer-reviewed journal article, the Company anticipates commercializing the resulting DFU product in the middle of 2016.
Separation of the Spine Business
In November 2014, we announced a plan to spin-off our spine business into a stand-alone public company ("SeaSpine"). On July 1, 2015, we completed the distribution of 100% of the outstanding common shares of SeaSpine to Integra stockholders who received one share of SeaSpine common stock for every three shares of Integra held as of the close of business on the record date, June 19, 2015. We incurred pre-separation expenses of approximately $9.9 million and $14.8 million in the three and six months ended June 30, 2015, respectively. Pre-separation costs included all incremental expenses incurred by Integra in order to effect the separation until the distribution date, July 1, 2015. They also included the cost of all new employees recruited to operate the two separate companies. We also expect to incur, upon separation, transaction expenses, which, among other things, relate to advisory fees as well as tax costs related to the distribution. Total post-separation costs are expected to be approximately $5.2 million which includes a non-cash stock compensation charge. The historical results of operations and the financial position of SeaSpine are included in the consolidated financial statements of Integra and will be reported as discontinued operations beginning in the third quarter of 2015.
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

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2015, was $5.0 million, or $0.15 per diluted share as compared to $4.8 million or $0.15 per diluted share for the three months ended June 30, 2014.
Net income for the six months ended June 30, 2015 was $13.4 million or $0.40 per diluted share as compared to $7.0 million or $0.21 per diluted share for the six months ended June 30, 2014.
The increase in net income for the six months ended June 30, 2015 over the same period last year resulted primarily from the inclusion of the MicroFrance and Metasurg operations as well as strong growth in our dural repair and regenerative technology franchises.
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Global ERP implementation charges	$3,610	$6,916	$7,430	$13,016
Structural optimization charges	3,641	2,753	5,418	5,713
Manufacturing facility remediation costs	—	224	—	367
Certain employee severance charges	253	3,929	1,299	4,610
Discontinued product lines charges	—	713	—	713
Acquisition-related charges	3,334	1,253	6,428	5,006
Impairment charges	—	—	409	600
Convertible debt non-cash interest	1,885	1,767	3,686	3,434
Spine spin-off charges	9,931	—	14,778	—
Total	$22,654	$17,555	$39,448	$33,459

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of goods sold	$2,761	$4,192	$6,498	$7,069
Research and development	—	500	—	500
Selling, general and administrative	18,008	11,096	29,233	22,456
Intangible asset amortization	—	—	409	—
Interest expense	1,885	1,767	3,686	3,434
Other income	—	—	(378)	—
Total	$22,654	$17,555	$39,448	$33,459

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning ("ERP") system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during the first half of 2015. We placed the ERP in service across a number of U.S. sites in May of 2014, and at that time, we began depreciating the capitalized costs associated with that part of the implementation. We expect the additional capital and integration expenses associated with our ERP system to decrease as we continue to progress in our ERP implementation over the next several years.
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
Update on Remediation Activities
The FDA inspected our Andover, UK facility (the "Andover Facility") in June 2012, which resulted in the issuance of FDA Form 483 Observations. We subsequently received a Warning Letter on November 1, 2012. On April 25, 2014, we received a letter from the FDA stating that while it accepted the Corrective Action Plan for the Andover Facility, the warning letter would not be closed out until the FDA conducted an inspection of the Andover facility and concluded that the violations stated in the FDA warning letter had been addressed. On December 31, 2014, we closed the Andover Facility and delisted it as an FDA registered facility. We notified the FDA regarding the closure of the Andover Facility, and most of the products were moved to our facility in Tullamore, Ireland (the "Tullamore Facility"). The FDA inspected the Tullamore Facility in March 2015 and no FDA Form 483 Observations were issued. One June 30, 2015, the FDA issued a letter to the Company informing us that we had addressed the violations in the FDA warning letter dated November 1, 2012 related to the Andover Facility and that such warning letter had been closed out effective June 30, 2015.
We have an outstanding FDA warning letter related to TEI Biosciences Inc., a recent acquisition by Integra on July 17, 2015.  TEI Biosciences Inc. received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that was not cleared in the 510(k) process and does not have a PMA Approval for the indication. The FDA requested that TEI Biosciences Inc. immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI Biosciences Inc. to cease all violations regarding promotion of the product for an indication that it was not cleared or approved. TEI Biosciences Inc. responded with a corrective action plan to the FDA.  We will continue to monitor this activity and address all corrective actions submitted to the FDA.  The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims on products and require additional corrective actions. We do not expect to incur material operating expenses to complete the corrective action plan.
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
There were no remediation expenses incurred in the three-and six-months ended June 30, 2015 and an insignificant amount of expenses were incurred in the three-and six-months ended June 30, 2014.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$146,709	$137,516	$286,769	$264,710
Orthopedics & Tissue Technologies	63,834	57,954	125,199	112,544
Spine	33,535	35,881	65,775	69,156
Total revenue	244,078	231,351	477,743	446,410
Cost of goods sold	86,539	86,976	173,261	169,359
Gross margin on total revenues	$157,539	$144,375	$304,482	$277,051
Gross margin as a percentage of total revenues	64.5%	62.4%	63.7%	62.1%
2014 Segment revenues above have been reclassified in order to conform with the current year's presentation.

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014
Revenues and Gross Margin
For the three months ended June 30, 2015 total revenues increased by $12.7 million to $244.1 million from $231.4 million for the same period in 2014.
Specialty Surgical Solutions revenues were $146.7 million, an increase of 7% from the prior-year period. The increase partially resulted from the impact of the MicroFrance product sales arising out of the acquisition, which added $6.3 million in the quarter. Global sales of our Dural repair products increased in line with the overall segment. Revenue in our Precision Tools and Instruments business, which includes the former Instruments product portfolio as well as our cranial stabilization and stereotaxy product lines, also increased, particularly in the U.S. These increased sales were partially offset by a decline in tissue ablation and neuro critical care.
Orthopedics and Tissue Technologies revenues were $63.8 million, an increase of 10% from the prior-year period. The increase partially resulted from the impact of the Metasurg product sales arising out of the acquisition, which added $1.7 million in the quarter. We continue to see strong demand in our regenerative technologies franchise as a result of both additional headcount in our sales force and new products, including the Integra Wound Matrix-Thin, Integra Reinforcement Matrix and Integra Wound Matrix-Meshed. Sales growth in our upper extremity franchise also benefited from increasing demand for new products in shoulder and wrist arthroplasty. These increased sales were partially offset by a decline in our lower extremities franchise.
Spine revenues were $33.5 million, a decrease of 7% from the prior-year period. The decrease was mostly driven by our spine hardware business, which continued to face pricing pressures, delays in product launches, and the slower than anticipated addition of new distributors. Our orthobiologics business was up slightly during the quarter.
Gross margin increased to $157.5 million for the three-month period ended June 30, 2015 from $144.4 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.5% for the second quarter of 2015 from 62.4% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products, and improvements in the utilization of our manufacturing facilities.
We expect our consolidated gross margin percentage for the full year 2015 to be between 63.5% and 64.0%. We expect our gross margin will see increases from improved product mix offset by a negative top-line impact on revenues because of the stronger U.S. dollar and corresponding weaknesses in other currencies in which we transact business, particularly the euro, as well as additional costs related to the completion of our regenerative technology manufacturing facility capacity expansion.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2015	2014
Research and development	5.7%	5.9%
Selling, general and administrative	51.9%	49.8%
Intangible asset amortization	1.3%	1.3%
Total operating expenses	58.9%	57.0%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $11.6 million, or 9%, to $143.6 million in the three months ended June 30, 2015, compared to $132.0 million in the same period last year.

Research and development expenses in the second quarter of 2015 remained flat compared to the same period last year. We expect full-year 2015 spending on research and development to be approximately 5.5% of total revenues.

Selling, general and administrative expenses in the second quarter of 2015 increased by $11.3 million to $126.6 million compared to $115.3 million in the same period last year. Selling and marketing expenses increased by $3.1 million, primarily resulting from higher commissions and distributor fees related to the MicroFrance and Metasurg sales, increased headcount and overall sales increases in general. General and administrative costs increased $8.2 million as a result of incremental costs to support the spin-off of our Spine business as well as additional depreciation as we implemented our ERP in certain locations during May of 2014. These increases were partially offset by a decrease in integration costs related to the Covidien Surgical acquisition recorded in the first quarter of 2014. We expect full year selling, general and administrative expenses to be approximately 46.5% of revenues, including costs related to the spin-off of our spine business.

Amortization expense as a percentage of revenues in the second quarter of 2015 remained flat compared to the same period last year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Interest income	$8	$58
Interest expense	(5,471)	(5,382)
Other (expense) income, net	(919)	118

Interest Income and Interest Expense
Interest expense in the three months ended June 30, 2015 increased by $0.1 million primarily because we increased borrowings on our Senior Credit facility compared to the prior year. Our reported interest expense for the three-month periods ended June 30, 2015 and 2014 includes non-cash interest related to the accounting for convertible securities of $1.9 million and $1.8 million, respectively.
Interest income was negligible for the three months ended June 30, 2015, and 2014.
Other Income
Other income for both the second quarter of 2015 and 2014 was primarily attributable to the foreign exchange impact on intercompany balances.
Income Taxes

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Income before income taxes	$7,572	$7,186
Income tax expense	2,574	2,361
Effective tax rate	34.0%	32.9%

The Company’s effective income tax rates for the three months ended June 30, 2015 and 2014 were 34.0% and 32.9%, respectively. The primary drivers of the higher tax rate for the three months ended June 30, 2015 were a tax expense of $0.4 million for nondeductible costs relating to the spine spin-off transaction and a $0.4 million relating to foreign tax returns filed during the quarter.

The Company expects its effective income tax rate for the full year to be approximately 32%, resulting largely from nondeductible spine spin-off costs and audit settlements offset by the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.

While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of know tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year which would be classified as current income taxes payable.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

Revenues and Gross Margin
For the six months ended June 30, 2015, total revenues increased by $31.3 million to $477.7 million from $446.4 million during the prior-year period.
Specialty Surgical Solutions revenues were $286.8 million, an increase of 8% from the prior-year period. The increase partially resulted from the impact of the MicroFrance product sales arising out of the acquisition, which added $12.1 million for the six months ended June 30, 2015. Our Dural repair franchise performed very well as demand for our products continued to rise. Revenue in our Precision Tools and Instruments business, which includes the former Instruments product portfolio as well as our cranial stabilization and stereotaxy product lines, also increased. Neuro critical care increased slightly during the period. These increased sales were partially offset by a decline in tissue ablation.
Orthopedics and Tissue Technologies revenues were $125.2 million, an increase of 11% from the prior-year period. The increase partially resulted from the impact of the Metasurg product sales arising out of the acquisition, which added $3.3 million for the six months ended June 30, 2015. The increase was driven by strong demand in our regenerative technologies franchise as a result of both additional headcount in our sales force and new products, including the Integra Wound Matrix-Thin, Integra Reinforcement Matrix and Integra Wound Matrix-Meshed. Sales growth in our upper extremity franchise benefited from increasing demand for new products in shoulder and wrist arthroplasty. These increased sales were partially offset by a decline in lower extremities.
Spine revenues were $65.8 million, a decrease of 5% from the prior-year period. The decrease was mostly driven by our spine hardware business which continued to face pricing pressures, delays in product launches, and the slower than anticipated addition of new distributors. Our orthobiologics business increased slightly during the six month period.
Gross margin increased to $304.5 million for the six-month period ended June 30, 2015 from $277.1 million for the same period last year. Gross margin as a percentage of total revenue increased to 63.7% for the first-half of 2015 from 62.1% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products, and improvements in our utilization of manufacturing facilities.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2015	2014
Research and development	5.5%	5.9%
Selling, general and administrative	50.4%	50.1%
Intangible asset amortization	1.4%	1.3%
Total operating expenses	57.3%	57.3%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $17.8 million, or 7.0%, to $273.7 million in the first six months of 2015, compared to $255.9 million in the same period last year.
Research and development expenses in the first six months of 2015 remained flat compared to the same period last year.
Selling, general and administrative expenses in the first six months of 2015 increased by $17.1 million to $240.7 million compared to $223.6 million in the same period last year. Selling and marketing expenses increased by $7.2 million primarily resulting from higher commissions and distributor fees related to the MicroFrance and Metasurg sales, increased headcount and overall sales increases in general. General and administrative costs increased $9.9 million primarily because of incremental costs to support the spin-off of our Spine business as well as additional depreciation as we put our ERP system in service in certain locations during May of 2014.
Amortization expense in the first six months of 2015 increased by $0.6 million to $6.6 million, compared to $6.0 million in the same period last year. Amortization expense in the first half of 2015 reflects the Spine goodwill impairment charge of $0.4 million.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Interest income	$13	$120
Interest expense	(10,963)	(10,524)
Other income, net	397	435

Interest Income and Interest Expense
Interest expense in the six-month period ended June 30, 2015 increased by $0.4 million primarily because we increased borrowings on our Senior Credit facility compared to the prior year. Our reported interest expense for the six-month periods ended June 30, 2015 and 2014 includes non-cash interest related to the accounting for convertible securities of $3.7 million and $3.4 million, respectively.
Interest income was negligible for the six months ended June 30, 2015 and 2014.
Other Income (Expense)
Other income for both the six months ended June 30, 2015 and June 30, 2014 was primarily attributable to the foreign exchange impact on intercompany balances.
Income Taxes

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Income before income taxes	$20,189	$11,161
Income tax expense	6,807	4,130
Effective tax rate	33.7%	37.0%

The Company's effective income tax rates for the six months ended June 30, 2015 and 2014 were 33.7% and 37.0%, respectively. The primary drivers of the overall tax rate for the six months ended June 30, 2014 were a tax expense of $1.1 million relating to foreign and state income tax audit settlements and a tax expense of $0.3 million relating to a change in state filing positions.

The Company expects its effective income tax rate for the full year to be approximately 32%, resulting largely from nondeductible spine spin-off costs and audit settlements offset by the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.
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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
United States	$190,093	$178,806	$371,030	$342,187
Europe	27,497	25,851	54,258	51,176
Rest of World	26,488	26,694	52,455	53,047
Total Revenues	$244,078	$231,351	$477,743	$446,410
Domestic revenues increased to $190.1 million, or 78% of total revenues, for the three months ended June 30, 2015 from $178.8 million, or 77% of total revenues, for the three months ended June 30, 2014. International revenues increased to $54.0 million from $52.5 million in the prior-year period, an increase of 3%. Changes in foreign exchange rates decreased our sales by $6.7 million compared to the three months ended June 30, 2014.
Domestic revenues increased to $371.0 million, or 78% of total revenues, for the six months ended June 30, 2015 from $342.2 million, or 77% of total revenues, for the six months ended June 30, 2014. International revenues increased to $106.7 million from $104.2 million in the prior-year period, an increase of 2%. Changes in foreign exchange rates decreased our sales by $12.5 million in the six- month period compared to the same period last year.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $131.3 million and $72.0 million at June 30, 2015 and December 31, 2014, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2015, our non-U.S. subsidiaries held approximately $70.0 million of cash and cash equivalents that are available for use by our operations outside of the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$49,742	$27,631
Net cash used in investing activities	(18,744)	(255,691)
Net cash provided by financing activities	30,450	244,236
Effect of exchange rate fluctuations on cash	(2,146)	370
Net increase in cash and cash equivalents	$59,302	$16,546

In 2015, we anticipate that our principal uses of cash will include between $40.0 million and $45.0 million on capital expenditures primarily for the completion of our regenerative technology manufacturing capacity expansion, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. In addition, we provided $47.0 million of cash to the spine business in conjunction with the spin-off and we expect total costs to be approximately $20.0 million for professional fees and other expenses to separate the business and build the corporate infrastructure.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $49.7 million and $27.6 million for the six months ended June 30, 2015 and 2014, respectively.
Operating cash flows for the six months ended June 30, 2015 benefited from an increase in net income of $6.4 million compared to the same period in 2014. Changes in working capital decreased cash flows for the six months ended June 30, 2015 by approximately $2.9 million. Among the changes in working capital, accounts receivable used $4.5 million of cash, inventory used $9.9 million of cash, prepaid expenses and other current assets used $7.3 million of cash, and accounts payable, accrued expenses and other current liabilities provided $19.6 million of cash.
Operating cash flow for the six months ended June 30, 2014 benefited from an increase in net income of $11.5 million compared to the same period in 2013. Changes in working capital decreased cash flows by approximately $15.1 million. Among the changes in working capital, accounts receivable provided $0.1 million of cash, inventory used $17.4 million of cash, prepaid expenses and other current assets used $2.8 million of cash, and accounts payable, accrued expenses and other current liabilities used $4.8 million of cash.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2015, we received cash of $1.4 million related to the sale of our Andover facility and $1.8 million related to a working capital adjustment from the MicroFrance acquisition. We also paid $22.0 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
During the six months ended June 30, 2014, we paid $235.0 million for the acquisition of Confluent Surgical, and $20.7 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
Cash Flows Provided by Financing Activities
Our principal use of cash for financing activities in the six months ended June 30, 2015 was a repayment of $15.0 million on the revolving portion under our Senior Credit Facility. Additionally, we received proceeds from stock option exercises of $7.3 million and borrowed $35.0 million under our Senior Credit Facility to fund SeaSpine in conjunction with the spin-off.
Our principal sources of cash for financing activities in the six months ended June 30, 2014 were $235.0 million of borrowings under our senior credit facility to fund the Confluent Surgical acquisition and stock option exercises of $8.3 million.
Working Capital
At June 30, 2015 and December 31, 2014, working capital was $452.5 million and $403.3 million, respectively.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 5 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities.
The Company is currently in discussions with its lenders to increase the size of the term loan under the Senior Credit Facility by an aggregate principal amount of $200.0 million. The intended use of proceeds of the increase in the term loan is repayment of outstanding amounts under the revolving credit facility. It is possible that the amount of the increase will change, and there can be no assurance that the Company and the lenders will reach final agreement on any such increase.
Share Repurchase Plan
On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. As of June 30, 2015, there remained $75.0 million available for repurchases under this authorization.

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
Contractual Obligations and Commitments
As of June 30, 2015, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2015	2016-2017	2018-2019	Thereafter
	(In millions)
Convertible Securities (1)	$230.0	$—	$230.0	$—	$—
Revolving Credit Facility (2)	286.9	—	—	286.9	—
Term Loan	150.0	3.8	22.4	123.8	—
Interest (3)	16.0	4.5	8.5	3.0	—
Employment Agreements (4)	3.4	0.7	2.7	—	—
Operating Leases	79.2	6.2	20.2	12.0	40.8
Purchase Obligations	9.5	4.6	2.3	2.6	—
Other	9.0	2.2	3.6	2.6	0.6
Total	$784.0	$22.0	$289.7	$430.9	$41.4

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
The Company has excluded contingent consideration obligations related to prior acquisitions from the contractual obligations table above; these liabilities had a fair value of $22.2 million at June 30, 2015. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $1.2 million at June 30, 2015. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2015 would increase interest income by approximately $1.3 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 2 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $90.0 million outstanding as of June 30, 2015. We recognized $0.4 million of additional interest expense related to this derivative during the three months ended June 30, 2015. The fair value of our interest rate derivative instrument was a net liability of $0.2 million at June 30, 2015.
Based on our outstanding borrowings at June 30, 2015, a one-percentage point change in interest rates would have affected interest expense on the unhedged portion of the debt by $3.5 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEI, a recent acquisition by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in several hundred lawsuits under a broad range of products liability theories, many of which have not been served on TEI.  Currently, there are approximately forty-five active cases against TEI.  Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million).  Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases.  In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance.

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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have not materially changed except as noted below.

We may not achieve some or all of the anticipated benefits of the separation of our Spine business.

On July 1, 2015, we completed the separation (the “Separation”) of our orthobiologics and spinal fusion hardware business, now known as SeaSpine Holdings Corporation (“SeaSpine”), from the Company. Even though the Separation has been completed, we may not realize any or all of the anticipated strategic, financial, operational, marketing or other benefits from the Separation, including our ability to benefit from the increased focus through our new two divisional structure or to achieve anticipated growth rates, margins and scale and to execute on our strategy generally. Following the Separation, we are a smaller, less diversified company. This narrower business focus may leave us more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. The diminished diversification of revenue, costs, and cash flows could also cause our results of operations, cash flows, working capital and financing requirements to be subject to increased volatility. In addition, we may be unable to achieve some or all of the strategic and financial benefits that we expected would result from the Separation, or such benefits may be delayed, which could materially and adversely affect our business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the Separation not occurred.

Following the Separation, SeaSpine will continue to be dependent on us for certain support services and we may have indemnification obligations to each other with respect to such arrangements.

We entered into various agreements with SeaSpine in connection with the Separation, including a transition services agreement, a separation and distribution agreement, a tax matters agreement, an employee matters agreement and several supply agreements. These agreements will govern our relationship with SeaSpine following the Separation. If we are required to indemnify SeaSpine for certain liabilities and related losses arising in connection with any of these agreements or if SeaSpine is required to indemnify us for certain liabilities and related losses arising in connection with any of these agreements and does not fulfill its obligations to us, we may be subject to substantial liabilities, which could have a material adverse effect on our financial position.

If there is a determination that the spin-off is taxable for U.S. federal income tax purposes, then we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and, in certain circumstances, we could be required to indemnify SeaSpine for material taxes pursuant to indemnification obligations under the tax matters agreement.

We received an opinion of Latham & Watkins LLP, tax counsel to us (the “Tax Opinion”), substantially to the effect that (i) the contribution of the stock of SeaSpine Orthopedics Corporation to SeaSpine, together with the internal distribution of the stock of SeaSpine to Integra (collectively, the “internal distribution”), will constitute a reorganization under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) the contribution of cash from us to SeaSpine (the “cash contribution”), together with the distribution of the stock of SeaSpine to our shareholders (the “distribution”), will constitute a reorganization under Sections 355 and 368(a)(1)(D) of the Code. Based on this tax treatment, the distribution will be tax-free to Integra and its stockholders for U.S. federal income tax purposes (except for any cash received in lieu of fractional shares). The Tax Opinion relied on certain facts, assumptions, representations and undertakings from us and SeaSpine regarding the past and future conduct of the companies’ respective businesses and other matters. The Tax Opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts. Notwithstanding the opinion, the IRS could determine on audit that the internal distribution, the cash contribution and the distribution should be treated as taxable transactions if it determines that any of the facts, assumptions, representations or undertakings we or SeaSpine have made is not correct or has been violated, or that the internal distribution, the cash contribution and the distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liabilities. In addition, we would recognize gain in an amount equal to the excess of the fair market value of shares of SeaSpine common stock distributed to our stockholders on the distribution date over our tax basis in such shares of SeaSpine common stock. Moreover, we could incur significant U.S. federal income tax liabilities if it is ultimately determined that the internal distribution does not qualify as a transaction that is tax-free for U.S. federal income tax purposes.

We might not be able to engage in desirable strategic transactions and equity issuances following the spin-off because of certain restrictions relating to requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted after the spin-off in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the internal distribution and the distribution. Even if the internal distribution and the distribution otherwise qualify for tax-free treatment under Section 355 of the Code, they may result in corporate-level taxable gain to us under Section 355(e) of the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock or SeaSpine’s stock occurring as part of a plan or series of related transactions that includes the internal distribution or the distribution. Any acquisitions or issuances of our stock or SeaSpine’s stock within two years after the distribution are generally presumed to be part of such a plan, although we or SeaSpine may be able to rebut that presumption.

We will be subject to continuing contingent liabilities of SeaSpine following the spin-off.

After the Separation, there will be several significant areas where the liabilities of SeaSpine may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of our consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for that taxable period. If SeaSpine is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

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

•	take a significant amount of time;

•	require the expenditure of substantial financial and other resources;

•	involve rigorous and expensive pre-clinical and clinical testing, as well as increased post-market surveillance;

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the indicated uses of our products.

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

We have an outstanding FDA warning letter related to TEI Biosciences Inc. ("TEI"), a recent acquisition by Integra on July 17, 2015. TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that was not cleared or approved. TEI responded with a corrective action plan to the FDA. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims regarding TEI's or our products and require additional corrective actions.

While we have taken measures to enhance our Quality System, we cannot assure you that future inspections by the FDA and the standards they apply will not result in warning letters for any facility in the future.

The FDA Safety and Innovation Act ("FDASIA"), which includes the Medical Device User Fee Amendments of 2012 ("MDUFA III"), as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. This will affect the fees paid to the FDA over the five-year period that FDASIA is in effect. As part of FDASIA, there are additional requirements regarding the FDA Establishment Registration and Listing of Medical Devices. All U.S. and foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. That said, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with these requirements and choose not to register with the FDA. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the FDA Establishment Registration requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.

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

Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products, wound care products and certain other products, contain material derived from bovine tissue. In 2014 approximately 23% of our revenues were attributable to products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. In 2013, the World Organization for Animal Health ("OIE") recommended that the United States risk classification for BSE be upgraded from controlled risk to negligible risk.

We take care to provide that our products are safe and free of agents that can cause disease. In particular, we have qualified a source of collagen from a country outside the United States that is considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and bovine fetal skin, which are used in our products, are in the lowest-risk categories for BSE transmission (the same category as milk, for example), and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, could become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of prions. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be sourced from countries where no cases of BSE have occurred, and the EU has requested that our dural replacement products and other products that are used in neurological tissue be sourced from a country where no cases of BSE have occurred. Currently, we source bovine fetal hides from the United States and purchase tendon from the United States and New Zealand. New Zealand has never had a case of BSE. We received approval in the United States, the EU, Japan, Taiwan, China, Argentina as well as other countries for the use of New Zealand-sourced tendon in the manufacturing of our products. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen products in certain countries.

Certain of our products are derived from human tissue and are subject to additional regulations and requirements.

We distribute medical devices derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. Examples include bone, ligament, skin and cornea.

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

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

•	our collagen-based products, such as the Integra® Dermal Regeneration Template and wound matrix products, the DuraGen® family of products, and our Absorbable Collagen Sponges;

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;

•	products which use many different specialty parts from numerous suppliers, such as our intracranial monitors, catheters and headlights; and

•	products that use pyrolytic carbon (i.e., PyroCarbon) technology, such as certain of our reconstructive extremity orthopedic implants.

In connection with our Confluent Surgical acquisition in January 2014, we entered into a multi-year supply agreement with an affiliate of the seller to continue to manufacture the acquired surgical sealant and adhesion barrier product lines and recently entered into a contract with a third-party to assume the manufacture of these product lines after the relationship with the affiliate of the seller concludes in several years.

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

We consolidated several facilities in 2014 and 2015, and could further consolidate our operations in the future in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. However, we may not realize, in full or in part, the anticipated benefits and savings from these efforts because of unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended June 30, 2015 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015)

2.2
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.3
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S2, Inc., TEI Medical Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 20, 2015)

10.1
The Integra LifeSciences Holdings Corporation Third Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)

*23.1	Consent of Independent Auditors

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Letter, dated May 29, 2015, from the United States Food and Drug Administration to TEI Biosciences Inc.

*99.2	Letter, dated June 30, 2015, from the United States Food and Drug Administration to Integra LifeSciences (Ireland) Limited

*99.3	TEI Biosciences Inc. and Subsidiary Audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013

*99.4	TEI Biosciences Inc. and Subsidiary Condensed Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2015 and 2014

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed

Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 31, 2015	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	July 31, 2015	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits
2.1
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015)

2.2
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.3
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S2, Inc., TEI Medical Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 20, 2015)

10.1
The Integra LifeSciences Holdings Corporation Third Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)

*23.1	Consent of Independent Auditors

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Letter, dated May 29, 2015, from the United States Food and Drug Administration to TEI Biosciences Inc.

*99.2	Letter, dated June 30, 2015, from the United States Food and Drug Administration to Integra LifeSciences (Ireland) Limited

*99.3	TEI Biosciences Inc. and Subsidiary Audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013

*99.4	TEI Biosciences Inc. and Subsidiary Condensed Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2015 and 2014

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.