Form 10-Q
period 2015-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2015-11-04
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 2, 2015 was 36,982,277.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	43

SIGNATURES	44

Exhibit 2.1
Exhibit 2.2
Exhibit 4.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue, net	$226,367	$197,523	$641,574	$577,643
Costs and expenses:
Cost of goods sold	86,069	73,896	236,541	217,922
Research and development	13,938	11,134	37,029	33,549
Selling, general and administrative	113,424	93,788	306,007	283,057
Intangible asset amortization	2,942	1,598	6,418	4,839
Total costs and expenses	216,373	180,416	585,995	539,367
Operating income	9,994	17,107	55,579	38,276
Interest income	5	25	1	141
Interest expense	(6,464)	(5,912)	(17,404)	(16,436)
Other income (expense), net	1,827	(263)	2,984	203
Income from continuing operations before income taxes	5,362	10,957	41,160	22,184
Income tax expense	37,243	1,967	49,289	6,294
(Loss) income from continuing operations	(31,881)	8,990	(8,129)	15,890
Income (loss) from discontinued operations (net of tax expense, (benefit))	—	817	(10,370)	948
Net (loss) income	$(31,881)	$9,807	$(18,499)	$16,838

Net income (loss) per share - basic:
(Loss) income from continuing operations	$(0.90)	$0.28	$(0.24)	$0.49
Income (loss) from discontinued operations	—	0.03	(0.31)	0.03
Net (loss) income per share - basic	$(0.90)	$0.31	$(0.55)	$0.52

Net income (loss) per share - diluted:
(Loss) income from continuing operations	$(0.90)	$0.27	$(0.24)	$0.48
Income (loss) from discontinued operations	—	0.02	(0.31)	0.03
Net (loss) income per share - diluted	$(0.90)	$0.29	$(0.55)	$0.51

Weighted average common shares outstanding (See Note 11):
Basic	35,279	32,450	33,682	32,374
Diluted	35,279	32,906	33,682	32,844
Comprehensive income (loss) (See Note 12)	$(33,315)	$(7,181)	$(26,364)	$645

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,311	$71,734
Trade accounts receivable, net of allowances of $5,876 and $5,659	125,465	110,414
Inventories, net	213,878	189,133
Deferred tax assets	46,897	30,564
Prepaid expenses and other current assets	39,361	27,691
Current assets of discontinued operations	—	99,785
Total current assets	504,912	529,321
Property, plant and equipment, net	197,200	193,626
Intangible assets, net	606,420	412,568
Goodwill	505,727	363,479
Deferred tax assets	4,955	4,471
Other assets	8,406	10,220
Non-current assets of discontinued operations	—	73,734
Total assets	$1,827,620	$1,587,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under senior credit facility	$10,938	$3,750
Accounts payable, trade	38,587	28,867
Deferred revenue	4,931	5,176
Accrued compensation	41,206	34,643
Accrued expenses and other current liabilities	44,285	39,809
Current liabilities of discontinued operations	—	13,780
Total current liabilities	139,947	126,025
Long-term borrowings under senior credit facility	502,188	413,125
Long-term convertible securities	216,604	213,121
Deferred tax liabilities	209,507	100,417
Other liabilities	29,274	27,778
Long-term liabilities of discontinued operations	—	2,631
Total liabilities	1,097,520	883,097
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 45,843 and 41,644 issued at September 30, 2015 and December 31, 2014, respectively	458	416
Additional paid-in capital	1,010,448	779,555
Treasury stock, at cost; 8,911 shares at September 30, 2015 and 8,903 shares at December 31, 2014	(367,121)	(367,121)
Accumulated other comprehensive loss	(41,723)	(23,488)
Retained earnings	128,038	314,960
Total stockholders’ equity	730,100	704,322
Total liabilities and stockholders’ equity	$1,827,620	$1,587,419

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net (loss) income	$(18,499)	$16,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	10,370	(948)
Depreciation and amortization	40,596	34,042
Non-cash impairment charges	—	600
Deferred income tax	32,578	(89)
Amortization of debt issuance costs	1,645	2,060
Non-cash interest expense	5,874	5,256
Payment of accreted interest	(384)	—
Loss on disposal of property and equipment	124	505
Change in fair value of contingent consideration	359	(878)
Share-based compensation	11,788	11,234
Excess tax benefits from stock-based compensation arrangements	(3,678)	(1,207)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(9,206)	(12,409)
Inventories	(8,005)	(23,791)
Prepaid expenses and other current assets	7,423	11,566
Other non-current assets	1,224	(2,203)
Accounts payable, accrued expenses and other current liabilities	9,348	4,528
Deferred revenue	(185)	1,069
Other non-current liabilities	(72)	(5,229)
Net cash provided by operating activities of continuing operations	81,300	40,944
Net cash (used in) provided by operating activities of discontinued operations	(12,209)	17,762
Net cash provided by operating activities	69,091	58,706
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,314)	(27,108)
Sale of property and equipment	1,438	—
Cash used in business acquisition, net of cash acquired	(308,256)	(235,000)
Net cash used in investing activities of continuing operations	(327,132)	(262,108)
Net cash used in investing activities of discontinued operations	(7,060)	(2,358)
Net cash used in investing activities	(334,192)	(264,466)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	545,000	385,000
Repayments under senior credit facility	(448,750)	(160,000)
Repayment of 2016 convertible notes	(2,519)	—
Distribution to SeaSpine	(47,013)	—
Payment of debt issuance costs	(1,050)	(3,110)
Proceeds from the issuance of common stock, net of issuance costs	219,888	—
Principal payments under capital lease obligations	(553)	(370)
Proceeds from exercised stock options	7,345	8,317
Excess tax benefits from stock-based compensation arrangements	3,677	1,207
Net cash provided by financing activities	276,025	231,044
Effect of exchange rate changes on cash and cash equivalents	(3,347)	(5,667)
Net increase in cash and cash equivalents	7,577	19,617
Cash and cash equivalents at beginning of period	71,734	120,614
Cash and cash equivalents at end of period	$79,311	$140,231

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
In the opinion of management, the September 30, 2015 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.
On July 1, 2015, the Company completed the distribution of 100% of the outstanding common shares of SeaSpine Holdings Corporation ("SeaSpine") to Integra shareholders who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company has classified the results of operations, cash flows, and related assets and liabilities of SeaSpine as discontinued operations for all periods presented in the Company's Form 10-Q. Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to the Company's continuing operations. Refer to Note 2 - Discontinued Operations, for additional information regarding the distribution.
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
Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The new guidance is effective for Integra prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after January 1, 2015. The spin-off of the spine business by the Company on July 1, 2015 met the definition of a discontinued operation under the new guidance and, as a result, the Company reflected the provisions of the new guidance in its third quarter 2015 results.

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In August 2015, the FASB issued Update No. 2015-15, Interest - Imputation of Interest. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity's deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The implementation of the amended guidance is not expected to have a material impact on the consolidated financial position or results of operations.

In September 2015, the FASB issued Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update also requires an entity to present separately in the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The new standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early application is permitted for financial statements that have not been issued. The implementation of the amended guidance is not expected to have a material impact on the consolidated results of operations or disclosures in the financial statements.

There are no other recently issued accounting standards that are expected to have a material effect on the financial position, results of operations or cash flows.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. DISCONTINUED OPERATIONS

On October 29, 2014, Integra's Board of Directors approved the announcement of a plan to separate SeaSpine from Integra as a new, publicly traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Integra's board of directors based this determination, in part, on its belief that the tax-free distribution of SeaSpine shares to Integra stockholders is the most efficient manner to separate our business from Integra's other medical technology businesses. On November 3, 2014, the Company announced its intention to separate its spine business, which was previously a separate reportable segment. On July 1, 2015, the Company completed the distribution of 100% of the outstanding common stock of SeaSpine to Integra stockholders, who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company and SeaSpine share three board members, including the chair of Integra’s board of directors who is lead director for SeaSpine. The separation agreement ensures that SeaSpine had approximately $47.0 million of total cash immediately following the distribution. No (gain) or loss was recognized on the part of the Company or shareholders as a result of the distribution resulting from the separation of the spine business.

The historical results of operations, cash flows, and statement of financial position of SeaSpine have been presented as discontinued operations in the condensed consolidated financial statements and prior periods have been restated. Discontinued operations include results of SeaSpine's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by Integra to SeaSpine. These allocated costs will remain part of continuing operations. Discontinued operations also include other costs incurred by Integra to separate SeaSpine from Q4 2014 through Q2 2015. These costs include transaction charges, advisory and consulting fees, and information system expenses. For Q3 2015 and going forward, SeaSpine is a stand-alone public company that will separately report its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of SeaSpine included within discontinued operations for the Company may not be indicative of actual financial results of SeaSpine as a stand-alone company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes results from discontinued operations of SeaSpine included in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total revenue	$—	$33,606	$65,775	$102,658
Costs and expenses	—	32,986	80,618	102,077
Operating income (loss)	—	620	(14,843)	581
Other income (expense), net	—	(34)	(766)	(61)
Income (loss) from discontinued operations before tax	—	586	(15,609)	520
Provision (benefit) for income taxes	—	(231)	(5,239)	(428)
Net income (loss) from discontinued operations	$—	$817	$(10,370)	$948

No income or expense has been recorded for the SeaSpine business after the separation from Integra on July 1, 2015.

The following table presents Integra's spine business assets and liabilities presented as discontinued operations as of December 31, 2014:

December 31, 2014
(in thousands)
Assets:
Cash	$260
Accounts receivable	21,504
Inventory	47,981
Other current assets	30,040
Current assets of discontinued operations	99,785
Property, plant, and equipment, net	16,360
Intangible assets, net	46,891
Other assets	10,483
Non-current assets of discontinued operations	73,734
Total assets of discontinued operations	$173,519
Liabilities:
Accounts payable	$5,193
Accrued compensation	6,300
Accrued expenses and other current liabilities	2,287
Current liabilities of discontinued operations	13,780
Other liabilities	2,631
Long-term liabilities of discontinued operations	2,631
Total liabilities of discontinued operations	$16,411

The following table presents Integra's spine business assets and liabilities removed from the condensed consolidated balance sheet as of July 1, 2015:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

July 1, 2015
(in thousands)
Assets:
Cash	$46,848
Accounts receivable	21,273
Inventory	49,380
Other current assets	16,262
Current assets of discontinued operations	133,763
Property, plant, and equipment, net	21,079
Intangible assets, net	42,837
Other assets	4,449
Non-current assets of discontinued operations	68,365
Total assets of discontinued operations	$202,128
Liabilities:
Accounts payable	$7,065
Accrued compensation	5,960
Accrued expenses and other current liabilities	3,350
Current liabilities of discontinued operations	16,375
Deferred tax liabilities	13,329
Other liabilities	2,500
Long-term liabilities of discontinued operations	15,829
Total liabilities of discontinued operations	$32,204

The removal of SeaSpine's net assets and unrealized accelerated currency translation adjustment is presented as a reduction in Integra's retained earnings.

In order to effect the separation and govern Integra's relationship with SeaSpine after the separation, the Company entered into a Separation and Distribution Agreement and other agreements including a Tax Matters Agreement, an Employee Matters Agreement, several supply agreements, and a Transition Services Agreement. The Separation and Distribution Agreement governs the separation of the spine business, the transfer of assets and other matters related to the Company's relationship with SeaSpine.

The Tax Matters Agreement governs the respective rights, responsibilities and obligations of SeaSpine and Integra with respect to taxes, tax attributes, tax returns, tax proceedings and certain other tax matters.

The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of SeaSpine and Integra, and generally allocates liabilities and responsibilities relating to employee compensation, benefit plans and programs. The Employee Matters Agreement provides that employees of SeaSpine will no longer participate in benefit plans sponsored or maintained by Integra. In addition, the Employee Matters Agreement provides that each of the parties will be responsible for their respective former and current employees and compensation plans for such current employees.

The Company entered into several Supply Agreements in which SeaSpine engaged Integra to be the product supplier of Integra's former Integra MozaikTM product line ("Mozaik") for a three- year period following the separation after which there will be no defined terms and this will be considered a normal purchase/sale arrangement. This product line has been licensed to SeaSpine in conjunction with the spin-off. Prior to the spin-off, the sale of Mozaik products from an Integra facility to a SeaSpine facility eliminated in Integra's historical consolidated financial results of operations. The revenue and cost of goods sold related to prior sales of Mozaik to SeaSpine have been restated and are presented in Integra's continuing operations results of operations. The Company has recorded $1.9 million and $1.4 million in revenue related to the sale of Mozaik products for the three months ended September 30, 2015 and 2014, respectively and $1.1 million and $0.6 million in cost of goods sold for the three months ended September 30, 2015 and 2014, respectively, in its continuing operations. Additionally, the Company has recorded $7.5 million and $4.2 million in revenue for the nine months ended September 30, 2015 and 2014 and $2.4 million and $1.9 million in cost of goods sold for the nine months ended September 30, 2015 and 2014, respectively, in its continuing operations.

Under the terms of the Transition Services Agreement, the Company agreed to provide administrative, site services, information technology systems and various other corporate and support services to SeaSpine over various periods after the separation on a

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

cost or cost-plus basis. The most significant components of the service income is the provision of IT and legal services which the Company anticipates will be largely completed by the end of the first quarter of 2016. In the three and nine months ended September 30, 2015 other income (expense), net includes $1.8 million of income in respect of the provision of services to SeaSpine.

3. BUSINESS ACQUISITIONS
TEI
On July 17, 2015, the Company executed the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med", collectively "TEI") for an aggregate purchase price of approximately $312.4 million ($210.4 million for TEI Bio and $102.0 million for TEI Med) subject in each case to purchase price adjustments for certain working capital changes. The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash.
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
The Company recorded revenue for TEI of approximately $13.2 million in the condensed consolidated statements of operations for the three- and nine-month period ended September 30, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of September 30, 2015 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$1,241
Accounts receivable, net	9,011
Inventory	23,223
Income tax receivable	5,135
Other current assets	2,270
Property, plant, and equipment	2,027
Intangible assets:		Wtd. Avg. Life:
Developed Technology	167,400	14 -16
Contractual Relationships	51,345	11 -14
Leasehold Interest	69
Goodwill	148,935
Total assets acquired	410,656
Accrued expenses and other liabilities	9,732
Deferred tax liabilities	88,565
Net assets acquired	$312,359
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded revenue for Metasurg of approximately $1.8 million and $5.1 million in the condensed consolidated statements of operations for the three- and nine-month period ended September 30, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2015 to reflect the $0.4 million working capital and purchase price adjustment. The following summarizes the final allocation of the purchase price as of September 30, 2015 based on the fair value of the assets acquired and liabilities assumed:

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
The Company recorded revenue for MicroFrance of approximately $6.7 million and $18.8 million in the condensed consolidated statements of operations for the three- and nine-month period ended September 30, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended March 31, 2015 to reflect the $1.5 million working capital and purchase price adjustments. The following summarizes the final allocation of the purchase price as of September 30, 2015 based on the fair value of the assets acquired and liabilities assumed:

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
The Company recorded revenue for Confluent Surgical of approximately $20.6 million and $57.2 million in the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2015 and $17.7 million and $50.1 million for the three- and nine-month periods ended September 30, 2014. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The following summarizes the final allocation of the purchase price as of September 30, 2015 based on the fair value of the assets acquired and liabilities assumed:

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
Contingent Consideration
The Company increased the fair value of contingent consideration during the nine-month period ended September 30, 2015 to reflect the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2015	$22,008
Loss from increase in fair value of contingent consideration liabilities	359	Selling, general and administrative
Fair value at September 30, 2015	$22,367
The entire contingent consideration balance was included in Other liabilities at September 30, 2015 and December 31, 2014.
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2015 and 2014 as if the acquisitions completed by the Company during 2015 and 2014 had been completed as of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1 of the year prior to the acquisition that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Total revenue	$229,402	$223,837	$677,740	$656,584
Net (loss) income	$(31,697)	$10,160	$(5,930)	$20,251
Net (loss) income per share:
Basic	$(0.90)	$0.31	$(0.18)	$0.63

4. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Finished goods	$130,626	$120,477
Work in process	46,861	38,938
Raw materials	36,391	29,718
	$213,878	$189,133

5. GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of 2015 the Company revised its reportable segments in connection with the realignment of its portfolio. Specifically, the Company integrated the five existing business divisions into three global divisions, no longer focusing on international as a separate reportable segment but managing each business globally. The change in reportable segments resulted in the Company's requirement to reallocate existing goodwill to the new reportable segments based on the relative fair value of the Company's four underlying reporting units. With the reportable segments now being managed at a global level, goodwill previously assigned to the EMEA, LAPAC, and Private Label reporting units was reallocated to the new global reporting units. On July 1, 2015, the Company completed the separation of its spine business, which also represented a global reporting unit. See Note 2 - Discontinued Operations for additional information. Following the separation, the Company has three remaining underlying reporting units. The Company estimated the fair value of the reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

likely to be considered by a market participant. The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
Based on the Company's fair value calculations given the excess of the Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, and Orthopedics and Tissue Technologies estimated fair value over their carrying value after the reallocation of goodwill, management concluded that any future goodwill impairment is not likely. Refer to Note 13 - Segment and Geographic Information for more information on the change in reportable segments.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2014	$281,829	$81,650	$363,479
MicroFrance working capital and purchase price adjustments	(1,069)	—	(1,069)
Metasurg working capital and purchase price adjustment	—	263	263
TEI Acquisition	—	148,935	148,935
Foreign currency translation	(4,363)	(1,518)	(5,881)
Balance, September 30, 2015	$276,397	$229,330	$505,727

The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$480,991	$(61,030)	$419,961
Customer relationships	12 years	153,344	(66,729)	86,615
Trademarks/brand names (2)	30 years	91,288	(15,830)	75,458
Supplier relationships	27 years	34,721	(11,879)	22,842
All other (1)	4 years	2,721	(1,177)	1,544
		$763,065	$(156,645)	$606,420

	December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$314,664	$(46,339)	$268,325
Customer relationships	13 years	105,201	(63,689)	41,512
Trademarks/brand names	34 years	44,220	(15,455)	28,765
Trademarks/brand names (2)	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(10,809)	23,912
All other (1)	4 years	2,910	(1,340)	1,570
		$550,200	$(137,632)	$412,568

(1)	At September 30, 2015 and December 31, 2014, all other included in-process research and development ("IPR&D") of $1.4 million in both periods, which was indefinite-lived.

(2)
In August 2015, the Company reevaluated the Miltex, CUSA, Luxtec, and Omni-Tract trade names and determined that they are no longer indefinite-lived intangible assets. The Company assigned remaining useful lives ranging from 20 to 30 years, consistent with other trademarks/brand names, and began amortization.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the nine months ended September 30, 2014, the Company recorded an impairment charge of $0.6 million in cost of goods sold related to technology assets acquired from Confluent Surgical that will no longer be sold resulting from a regulatory event that occurred after the acquisition date.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to approximate $36.0 million in 2015, $40.5 million in 2016, $39.7 million in 2017, $39.6 million in 2018 and $39.5 million in 2019. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

6. DEBT
Amended and Restated Senior Credit Agreement

On August 28, 2015, the Company entered into a second amendment (the “Second Amendment”) to that certain Third Amended and Restated Credit Agreement, dated as of July 2, 2014 (as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of December 19, 2014, and as further amended by the Second Amendment, the “Credit Agreement”) among the Company, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents. The Company's Senior Credit Facility was originally amended and restated on August 10, 2010, and that agreement was then amended on June 8, 2011, May 11, 2012, June 21, 2013, and July 2, 2014 as previously disclosed.
The Second Amendment creates an aggregate principal amount of up to $1.1 billion available to the Company through the following facilities:

i.	a $750.0 million revolving credit facility, which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans, and

ii.	a $350.0 million term loan facility.
In connection with the Second Amendment, the Company borrowed $200.0 million of incremental term loans as permitted under the original terms of the Senior Credit Facility. Additionally, the Second Amendment (i) enables the Company to incur up to $200.0 million of incremental loans in the future and (ii) modifies the consolidated leverage ratio covenant in the Credit Agreement.
The Senior Credit Facility allows the Company to further increase the size of either the revolving credit facility or the term loan facility, or a combination thereof, by an aggregate of $200.0 million with additional commitments. The July 2014 amended and restated Senior Credit Facility extended the maturity date of the prior facility from June 8, 2016 to July 2, 2019.
On December 19, 2014, the Company entered into a first amendment to the Senior Credit Facility which modified covenants to permit the distribution and/or dividend by the Company of its spine business to the Company's public stockholders. The intent of the amendment was to permit the Company to consummate the spine business spin-off transaction.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2015 the Company was in compliance with all such covenants. In connection with the modification of the 2014 amendment and restatement of the Senior Credit Facility, the Company capitalized $3.2 million of incremental financing costs, and expensed $0.3 million of previously capitalized financing costs.

On July 2, 2014, the Company borrowed $422.0 million under the Senior Credit Facility consisting of a $150.0 million term loan and $272.0 million under its revolving credit facility. The Company used the funds to repay the balance of its previous Senior Credit Facility. The outstanding borrowings have one, two, three, six months, or, if available, twelve months interest periods.
At September 30, 2015 and December 31, 2014, there was $165.0 million and $266.9 million outstanding under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 1.7% and 1.7%, respectively. At September 30, 2015, there was approximately $586.9 million available for borrowing under the Senior Credit Facility. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At September 30, 2015 there was $348.1 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.7%. Contractual repayments of the term loan began September 30, 2015 and are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2015	$1,875
2016	14,375
2017	25,625
2018	32,500
2019	273,750
$348,125
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at September 30, 2015 was approximately $153.7 million and $326.2 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the announced spin-off of the Company's subsidiary, SeaSpine Holdings Corporation, which allowed the holders to convert all or any of the 2016 Notes subject to certain conditions. The 2016 Notes were convertible through June 10, 2015 and as of the close of the conversion window, note holders provided notice to convert 2,903 notes. During the three-months ended September 30, 2015, the Company paid $2.9 million in

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash and issued 8,457 shares to settle the obligation to the note holders that converted. As a result of the spin-off and pursuant to the indenture for the Company's 2016 Notes, the initial conversion price and rate was adjusted effective July 1, 2015. The conversion price on the 2016 Notes has been adjusted to $52.83 per share and the new conversion rate is 18.9287 shares per $1,000 principal amount of 2016 Notes. In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction is approximately $57.44 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction is approximately $70.05 per share, subject to customary anti-dilution adjustments. Similarly, the strike price of the call transaction has been adjusted to $52.83 per share and the warrant transaction has been adjusted to $64.43 per share.
At September 30, 2015, the carrying amount of the liability component was $216.6 million, the remaining unamortized discount was $10.5 million, and the principal amount outstanding was $227.1 million. The fair value of the 2016 Notes at September 30, 2015 was approximately $272.1 million. At December 31, 2014, the carrying amount of the liability component was $213.1 million, the remaining unamortized discount was $16.9 million and the principal amount outstanding was $230.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$2,142	$1,822	$5,874	$5,256
Cash interest related to the contractual interest coupon	885	853	2,548	2,491
Total	$3,027	$2,675	$8,422	$7,747

7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable LIBOR interest rate borrowings. On August 10, 2015 the interest rate swap derivative instrument the Company entered into on August 10, 2010 with an effective date of December 31, 2010 expired. The interest rate swap was used to manage the Company's earnings and cash flow exposure to changes in interest rates by converting a portion of its floating-rate debt into fixed-rate debt. The Company did not enter into another interest rate swap derivative instrument.
Prior to expiration, the Company designated this derivative instrument as a cash flow hedge. The Company recorded the effective portion of any change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point the effective portion of any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company reclassified the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
The Company reclassified $0.2 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge to earnings prior to the date of expiration.
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

There were no contracts outstanding as of September 30, 2015.

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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2015	December 31, 2014
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$—	$898
Total Derivatives designated as hedges — Liabilities	$—	$898

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At September 30, 2015 and December 31, 2014, the notional amount related to the Company’s sole interest rate swap was $0.0 million and $97.5 million, respectively. As of September 30, 2015, the Company reduced the notional amount by the entire remaining $90.0 million as the swap expired.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2015 and 2014:

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2015
Interest rate swap	(161)	—	(161)	—	Interest (expense)
	$(161)	$—	$(161)	$—
Three Months Ended September 30, 2014
Interest rate swap	(1,713)	(9)	(433)	(1,289)	Interest (expense)
	$(1,713)	$(9)	$(433)	$(1,289)

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2015
Interest rate swap	(898)	(25)	(923)	—	Interest (expense)
	$(898)	$(25)	$(923)	$—

Nine Months Ended September 30, 2014
Interest rate swap	(2,439)	(179)	(1,329)	(1,289)	Interest (expense)
	$(2,439)	$(179)	$(1,329)	$(1,289)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the nine months ended September 30, 2015 and 2014.

8. STOCK-BASED COMPENSATION
As of September 30, 2015, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.0 million was recorded in the three months ended September 30, 2015. The remaining $1.4 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Stock Options

As of September 30, 2015, there were approximately $2.6 million of total unrecognized compensation costs related to unvested stock options, including the additional incremental fair value expense discussed above. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 166,751 stock options granted during the nine months ended September 30, 2015.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of September 30, 2015, there were approximately $18.9 million of total unrecognized compensation costs related to these unvested awards, including the additional incremental fair value expense discussed above. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 325,411 restricted stock awards/stock units and 139,259 performance shares during the nine months ended September 30, 2015.
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

9. TREASURY STOCK

On October 28, 2014, the Board of Directors terminated the October 2012 authorization and authorized up to $75.0 million of its outstanding common stock through December 2016. The Company has not repurchased any of its outstanding shares of common stock during the nine-month periods ended September 30, 2015 and 2014. As of September 30, 2015, there remained $75.0 million available for repurchases under this authorization.

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Reported tax rate	694.6%	18.0%	119.7%	28.4%

The Company’s effective income tax rates for the three and nine months ended September 30, 2015 were 694.6% and 119.7% respectively. The 2015 income tax expense for both periods includes $35.6 million of expense relating to a tax valuation allowance recorded in its continuing operations as a result of the spin-off of the spine business. The Company determined that upon spin-off, the deferred tax assets of the spine business would be unrealizable.

Excluding the valuation allowance, the Company's effective income tax rates for the three months ended September 30, 2015 and 2014 were 29.8% and 18.0%, respectively. The primary drivers of the overall tax rate for the three months ended September 30, 2015 were a tax expense of $0.3 million relating to the filing of foreign income tax returns and the settlement of foreign audits.
The primary driver of the overall tax rate for the three months ended September 30, 2014 was a benefit of $1.6 million for the release of uncertain tax positions and related interest due to expiration of statute of limitations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Excluding the valuation allowance, the Company's effective income tax rates for the nine months ended September 30, 2015 and 2014 were 33.1% and 28.6%, respectively. The primary driver of the overall tax rate for the nine months ended September 30, 2015 were a tax expense of $0.9 million relating to the filing of Federal and foreign income tax returns. The primary driver of the overall tax rate for the nine months ended September 30, 2014 was a benefit of $1.9 million for the release of uncertain tax positions and related interest due to expiration of statute of limitations.

The Company expects its effective income tax rate for the full year to be approximately 87%, driven largely by the tax expense of $35.6 million in its continuing operations, relating to the establishment of a valuation allowance created upon the SeaSpine spin-off. The valuation allowance is due to the deferred tax assets having been impaired by the decision to spin-off the business into a separate entity that, more likely than not, will not be able to realize the value of those deferred tax assets.

Excluding the valuation allowance adjustment, the Company expects its effective income tax rate for the full year to be approximately 32.0%, resulting largely from audit settlements, offset with benefits from the domestic manufacturing deduction and the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

11. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Basic net income (loss) per share:
Net (loss) income from continuing operations	$(31,881)	$8,990	$(8,129)	$15,890
Net income (loss) from discontinued operations	$—	817	$(10,370)	948
Net (loss) income	$(31,881)	$9,807	$(18,499)	$16,838

Weighted average common shares outstanding	35,279	32,450	33,682	32,374

Basic net (loss) income per common share from continuing operations	$(0.90)	$0.28	$(0.24)	$0.49
Basic net income (loss) per common share from discontinued operations	—	0.03	(0.31)	0.03
Basic net (loss) income per common share	$(0.90)	$0.31	$(0.55)	$0.52

Diluted net income per share:
Net (loss) income from continuing operations	$(31,881)	$8,990	$(8,129)	$15,890
Net income (loss) from discontinued operations	—	817	(10,370)	948
Net (loss) income	$(31,881)	$9,807	$(18,499)	$16,838

Weighted average common shares outstanding — Basic	35,279	32,450	33,682	32,374
Effect of dilutive securities:
2016 Convertible notes	—	—	—	—
Stock options and restricted stock	—	456	—	470
Weighted average common shares for diluted earnings per share	35,279	32,906	33,682	32,844

Diluted net (loss) income per common share from continuing operations	$(0.90)	$0.27	$(0.24)	$0.48
Diluted net income (loss) per common share from discontinued operations	—	0.02	(0.31)	0.03
Diluted net (loss) income per common share	$(0.90)	$0.29	$(0.55)	$0.51

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.0 million was recorded in the three-months ended September 30, 2015. The remaining $1.4 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
At September 30, 2015 and 2014, the Company had 1.1 million and 1.4 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes at September 30, 2015 and 2014 and the Company's 2016 Notes are convertible to common shares in certain circumstances. See Note 6 - Debt for additional information. Stock options, restricted stock, warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.

For the three months ended September 30, 2015 and 2014, 0.5 million and 0.2 million, respectively, of anti-dilutive stock options and certain other performance awards were excluded from the diluted earnings per share calculation. For the nine months ended September 30, 2015 and 2014, 0.6 million and 0.2 million, respectively, of anti-dilutive stock options and certain other performance awards were excluded from the diluted earnings per share calculation. The effects of outstanding warrants were anti-dilutive because the strike price of the warrants exceeded the Company’s average stock price for the periods presented.

For the three and nine months ended September 30, 2015, the potential excess conversion value on the 2016 Notes was included in the Company's dilutive share calculation because the average stock price for the three and nine months ended September 30, 2015 exceeded the conversion price. The potential excess conversion value of the 2016 Notes were anti-dilutive because the conversion price exceeded the Company's stock price for the three and nine months ended September 30, 2014; therefore, these amounts have been excluded from the diluted earnings per share calculation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net (loss) income	$(31,881)	$8,990	$(8,129)	$15,890
Foreign currency translation adjustment	(393)	(16,537)	(17,621)	(15,952)
Unrealized currency translation adjustment accelerated upon spin	(1,884)	—	(1,884)	—
Change in unrealized gain on derivatives, net of tax	92	241	512	655
Pension liability adjustment, net of tax	751	125	758	52
Comprehensive (loss) income	$(33,315)	$(7,181)	$(26,364)	$645

Changes in Accumulated Other Comprehensive Loss by component between December 31, 2014 and September 30, 2015 are presented in the table below, net of tax:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(512)	$(906)	$(22,070)	$(23,488)
Other comprehensive income (loss) before reclassifications	(14)	758	(19,505)	(18,761)
Amounts reclassified from accumulated other comprehensive income	526	—	—	526
Net current-period other comprehensive income (loss)	512	758	(19,505)	(18,235)
Ending balance	$—	$(148)	$(41,575)	$(41,723)

The reclassification adjustments out of Accumulated Other Comprehensive Loss during the three and nine months ended September 30, 2015 were as follows:

Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(161)	Interest (expense)
	69	Tax (expense) or benefit
	$(92)	Net of tax

Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(923)	Interest (expense)
	397	Tax (expense) or benefit
	$(526)	Net of tax

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. SEGMENT AND GEOGRAPHIC INFORMATION

In the first quarter of 2015, the Company began to disclose three global reportable segments as a result of changes in how the Company internally manages and reports the results of its businesses to its chief operating decision maker. On July 1, 2015, the Company completed the separation of its spine business, which was a reportable segment. See Note 2 - Discontinued Operations for additional information. Following the separation, the Company is disclosing two reportable segments. The two reportable segments and their activities are described below:

•
The Specialty Surgical Solutions segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and Neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the Instruments business, which sells more than 60,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, and dental, podiatry, and veterinary offices.

•
The Orthopedics and Tissue Technologies segment includes such offerings as skin and wound repair, bone and joint fixation implants in the upper and lower extremities, bone grafts and nerve and tendon repair.

The most notable change from the Company's financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K is the integration of the former International reportable segment into the segments noted above as well as certain products from the Private Label segment into Orthopedics and Tissue Technologies and Spine. The Spine Private Label products were included in the separation of the spine business.

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

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$147,085	$137,494	$433,834	$402,210
Orthopedics and Tissue Technologies	79,282	60,029	207,740	175,433
Total revenues	$226,367	$197,523	$641,574	$577,643
Segment Profit
Specialty Surgical Solutions	$61,017	$54,406	$183,674	$151,694
Orthopedics and Tissue Technologies	20,072	20,812	59,095	59,354
Segment profit	81,089	75,218	242,769	211,048
Amortization	(2,942)	(1,598)	(6,418)	(4,839)
Corporate and other	(68,153)	(56,513)	(180,772)	(167,933)
Operating income from continuing operations	$9,994	$17,107	$55,579	$38,276

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
United States	$178,290	$150,867	$493,559	$433,865
Europe	24,275	22,369	75,046	70,207
Rest of World	23,802	24,287	72,969	73,571
Total Revenues	$226,367	$197,523	$641,574	$577,643

14. RETIREMENT BENEFIT PLANS
Defined Benefit Plans

The Company maintains a defined benefit pension plan that covers employees in its manufacturing plant located in Andover, United Kingdom (the “UK Plan”). In March 2011, the Company froze the benefits due to the participants of the UK Plan in their entirety, and in 2015, the Company began the process of investigating the viability of buying-out the UK Plan. The purpose of the buy-out was to substantially reduce the administrative costs of maintaining the UK Plan, indemnify the Company from future claims and transfer all remaining obligations of the UK Plan to a highly-rated independent financial services firm in the UK where it will be maintained and managed. In September 2015, the Company completed the UK Plan buy-out and transferred all of the UK Plan assets to an independent financial services firm and also made cash contributions of approximately $1.8 million during the quarter. The impact to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2015 was to record expenses totaling approximately $5.6 million in selling, general and administrative costs.

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
TEI manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance.
The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost.

16. SUBSEQUENT EVENTS

Acquisition of the United States rights to certain Tornier N.V Product Portfolios
On October 2, 2015, the Company announced that it had completed the acquisition of the United States rights to Tornier's Salto Talaris® and Salto Talaris® XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products for a cash purchase price of approximately $6.0 million. Under the agreement, Integra has acquired the U.S. rights to the Salto Talaris® Total Ankle Prosthesis, Salto Talaris® XT Revision Total Ankle Prosthesis, Futura™ Primus Flexible Great Toe system, Futura™ Classic Flexible Great Toe system, and Futura™ Lesser Metatarsal Phalangeal system.  The agreement also includes an option to purchase, in the future, the rights to the Salto Talaris®, Salto Talaris® XT, Salto Mobile, and Futura™ silastic toe replacement products outside the United States.

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

GENERAL
Integra is a world leader in medical technology focused on limiting uncertainty for surgeons so that they can concentrate on providing the best patient care. Integra offers innovative solutions in orthopedic extremity surgery, neurosurgery, and reconstructive and general surgery.
In the first quarter of 2015, we changed how we manage the business and we began reporting our financial results under three global reportable segments. On July 1, 2015, the Company completed the separation of its spine business. See Note 2 - Discontinued Operations for additional information. Following the separation, we report our financial results under two global reportable segments - Specialty Surgical Solutions and Orthopedics and Tissue Technologies. Refer to Note 13 - Segment and Geographic Information for more information.
Our Specialty Surgical Solutions segment includes, among other things, dural grafts and dural sealants which are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, monitoring systems for neuro critical care, cranial stabilization and retraction systems, and a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician and other specialty practices. Our Orthopedics and Tissue Technologies segment includes specialty metal implants for surgery of the upper and lower extremities, regenerative technology products for wound, nerve and tendon repair and reconstruction of soft tissues.
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
Equity Offering
In August 2015, we commenced and closed on a public offering of our common stock. The total proceeds, net of underwriting fees, were approximately $219.9 million. The offering was used in part to fund the acquisition of TEI.
Acquisitions
TEI Biosciences, Inc. and TEI Medical, Inc.
In July 2015, we executed the two merger agreements (collectively, the "Agreements") under which we acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med"). Under the terms of the Agreements, we paid $312.4 million ($210.4 million for TEI Bio and $102.0 million for TEI Med) subject in each case to purchase price adjustments for certain working capital changes. The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash.
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
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

Diabetic Foot Ulcer Clinical Trial
During July 2014, we completed our multicenter clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“DFU”). The data collected formed the foundation for the Premarket Approval Supplement application that we filed with the FDA, which we announced in February 2015. In addition, the results from our Integra DFU clinical trial have been accepted by an important peer-reviewed wound journal. An FDA approval, along with published data, will form the key to securing reimbursement. Assuming FDA approval the Company anticipates commercializing the resulting DFU product in the middle of 2016.
Separation of the Spine Business
In November 2014, we announced a plan to spin-off our spine business into a stand-alone public company ("SeaSpine"). On July 1, 2015, we completed the distribution of 100% of the outstanding common shares of SeaSpine to Integra stockholders, who received one share of SeaSpine common stock for every three shares of Integra held as of the close of business on the record date, June 19, 2015. Since the announcement, we incurred separation expenses of approximately $2.2 million in 2014 and $14.8 million in the six months ended June 30, 2015. Separation costs includes all incremental expenses incurred by Integra in order to effect the separation and the cost of all new employees recruited to operate the two separate companies. The separation costs through June 30, 2015 are reported within the discontinued operations. For the three months ending September 30, 2015, we incurred $3.4 million of separation costs relating to adjustment to the Company’s stock-based compensation (Refer to Note 8 Stock-Based Compensation for additional information ) and professional fees that will be reported as part of continuing operations.
Unless indicated otherwise, the information in the management discussion and analysis of financial condition and results of operations relates to the Company’s continuing operations. Further information regarding the SeaSpine separation and discontinued operations reporting may be found in Note 2 - Discontinued Operations.

RESULTS OF OPERATIONS
Executive Summary
Net income (loss) for the three months ended September 30, 2015, was $(31.9) million, or $(0.90) per diluted share as compared to $9.0 million or $0.27 per diluted share for the three months ended September 30, 2014.
Net income (loss) for the nine months ended September 30, 2015 was $(8.1) million or $(0.24) per diluted share as compared to $15.9 million or $0.48 per diluted share for the nine months ended September 30, 2014.
The decrease in net income for the nine months ended September 30, 2015 over the same period last year resulted primarily from the $35.6 million of expense relating to a tax valuation allowance recorded as a result of the spin-off of the spine business. The Company determined that upon spin-off, the deferred tax assets of the spine business would be unrealizable as a stand-alone company. This expense was partially offset by the inclusion of the MicroFrance, Metasurg and TEI operations as well as strong growth in our dural repair and regenerative technology franchises.

Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Global ERP implementation charges	$4,468	$4,937	$11,891	$17,876
Structural optimization charges	8,547	3,490	13,965	9,203
Manufacturing facility remediation costs	—	538	—	905
Certain employee severance charges	(8)	3,619	1,291	8,229
Discontinued product lines charges	—	600	—	600
Acquisition-related charges	5,061	2,378	11,489	7,315
Impairment charges	—	—	—	600
Spine spin-off charges	3,356	—	3,356	—
Convertible debt non-cash interest	2,142	1,822	5,828	5,256
Total	$23,566	$17,384	$47,820	$49,984

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of goods sold	$4,705	$5,210	$11,076	$11,497
Research and development	—	—	—	500
Selling, general and administrative	16,719	10,352	31,294	32,731
Intangible asset amortization	—	—	—	—
Interest expense	2,142	1,822	5,828	5,256
Other income	—	—	(378)	—
Total from Continuing operations	$23,566	$17,384	$47,820	$49,984

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning ("ERP") system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during the nine months ended September 30, 2015. We placed the ERP in service across a number of U.S. sites in May of 2014, and at that time, we began depreciating the capitalized costs associated with that part of the implementation. We expect the additional capital and integration expenses associated with our ERP system to decrease as we continue to progress in our ERP implementation over the next several years.
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
There were no remediation expenses incurred in the three and nine months ended September 30, 2015 and an insignificant amount of expenses were incurred in the three and nine months ended September 30, 2014.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$147,085	$137,494	$433,834	$402,210
Orthopedics & Tissue Technologies	79,282	60,029	207,740	175,433
Total revenue	226,367	197,523	641,574	577,643
Cost of goods sold	86,069	73,896	236,541	217,922
Gross margin on total revenues	$140,298	$123,627	$405,033	$359,721
Gross margin as a percentage of total revenues	62.0%	62.6%	63.1%	62.3%
2014 Segment revenues above have been reclassified in order to conform with the current year's presentation.

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
Revenues and Gross Margin
For the three months ended September 30, 2015 total revenues increased by $28.8 million to $226.4 million from $197.5 million for the same period in 2014.
Specialty Surgical Solutions revenues were $147.1 million, an increase of 7% from the prior-year period. The increase partially resulted from the impact of the MicroFrance product sales arising out of the acquisition, which added $6.7 million in the quarter. Global sales of our dural repair products increased in the low double digits for the quarter. Revenue in our Precision Tools and Instruments business, which includes the former Instruments product portfolio as well as our cranial stabilization and stereotaxy product lines, also increased, particularly in the U.S and Europe. These increased sales were partially offset by a decline in tissue ablation and neuro critical care.
Orthopedics and Tissue Technologies revenues were $79.3 million, an increase of 32% from the prior-year period. The increase resulted from the impact of the TEI and Metasurg product sales arising out of the acquisitions, which added $15.0 million in the quarter. Non-acquired product growth was led by strong demand in our regenerative technologies franchise as a result of both additional headcount in our sales force and new products, including the Integra Wound Matrix-Thin, Integra Reinforcement Matrix and Integra Wound Matrix-Meshed. Sales growth in our upper extremity franchise also benefited from increasing demand for new products in shoulder. These increased sales were partially offset by a decline in our lower extremities and wrist arthroplasty franchises.
Gross margin increased to $140.3 million for the three-month period ended September 30, 2015 from $123.6 million for the same period last year. Gross margin as a percentage of total revenue decreased to 62.0% for the third quarter of 2015 from 62.6% for the same period last year. The slight decrease in gross margin percentage resulted primarily from our regenerative facility start-up costs partially offset by an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products, and improvements in the utilization of our manufacturing facilities.
We expect our consolidated gross margin percentage for the full year 2015 to be between 63.0% and 63.5%. We expect our gross margin will see increases from improved product mix offset by a negative top-line impact on revenues because of the stronger U.S. dollar and corresponding weaknesses in other currencies in which we transact business, particularly the euro, as well as additional costs related to the completion of our regenerative technology manufacturing facility capacity expansion.

Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2015	2014
Research and development	6.2%	5.6%
Selling, general and administrative	50.1%	47.5%
Intangible asset amortization	1.3%	0.8%
Total operating expenses	57.6%	53.9%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $23.8 million, or 22%, to $130.3 million in the three months ended September 30, 2015, compared to $106.5 million in the same period last year.

Research and development expenses in the third quarter of 2015 increased compared to the same period last year. This increase was due to additional spending on new product development and clinical studies. We expect full-year 2015 spending on research and development to be between 5.5% and 6.0% of total revenues.

Selling, general and administrative expenses in the third quarter of 2015 increased by $19.6 million to $113.4 million compared to $93.8 million in the same period last year. Selling and marketing expenses increased by $10.0 million, primarily resulting from TEI acquisition related expenses, including the addition of approximately 130 sales representatives. General and administrative costs increased $9.7 million primarily due to facility optimization activities and higher transaction related costs both to effectuate the spin-off of our Spine business, and to close the TEI and Salto acquisitions. In addition, we experienced higher incentive compensation costs for the quarter. We expect full year selling, general and administrative expenses to be approximately 46.5% of revenues.

Amortization expense as a percentage of revenues in the third quarter of 2015 increased compared to the same period last year. This was primarily related to the increase in intangibles from the TEI acquisition in July 2015.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Interest income	$5	$25
Interest expense	(6,464)	(5,912)
Other income (expense), net	1,827	(263)

Interest Income and Interest Expense
Interest expense in the three months ended September 30, 2015 increased by $0.6 million primarily due to increased borrowings on our Senior Credit facility compared to the prior year. Our reported interest expense for the three-month periods ended September 30, 2015 and 2014 includes non-cash interest related to the accounting for convertible securities of $2.1 million and $1.8 million, respectively.
Interest income was negligible for the three months ended September 30, 2015, and 2014.
Other Income (Expenses)
Other income for the third quarter of 2015 includes approximately $1.8 million from the performance of certain services to SeaSpine under the Transition Services Agreement which went into effect on the July 1, 2015 spin-off.
Income Taxes

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Income before income taxes	$5,362	$10,957
Income tax expense	37,243	1,967
Effective tax rate	694.6%	18.0%

The Company’s effective income tax rates for the three months ended September 30, 2015 and 2014 were 694.6% and 18.0%, respectively. The 2015 income tax expense includes $35.6 million of expense relating to a tax valuation allowance recorded as a result of the spin-off of the spine business. The Company determined that, upon spin-off, the deferred tax assets of the spine business would be unrealizable. The valuation allowance amounts are part of continuing operations.

Excluding the valuation allowance, the Company’s effective income tax rates for the three months ended September 30, 2015 and 2014 were 29.8% and 18.0%, respectively. The primary drivers of the overall tax rate for the three months ended September 30, 2015 was a tax expense of $0.3 million relating to the filing of foreign income tax returns and the settlement of foreign audits; while the primary driver of the overall tax rate for the three months ended September 30, 2014 was a benefit of $1.6 million for the release of uncertain tax positions and related interest due to expiration of statute of limitations.

The Company expects its effective income tax rate for the full year to be approximately 87%, driven largely by a tax expense of $35.6 million in its continuing operations, relating to the establishment of a valuation allowance created upon the SeaSpine spin-off.

Excluding the valuation allowance adjustment, the Company expects its effective income tax rate for the full year to be approximately 32.0%, resulting largely from nondeductible spine spin-off costs and audit settlements, offset with benefits from the domestic manufacturing deduction and the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

Revenues and Gross Margin
For the nine months ended September 30, 2015, total revenues increased by $63.9 million to $641.6 million from $577.6 million during the prior-year period.
Specialty Surgical Solutions revenues were $433.8 million, an increase of 8% from the prior-year period. The increase partially resulted from the impact of the MicroFrance product sales arising out of the acquisition, which added $18.8 million for the nine months ended September 30, 2015. Our dural repair franchise performed very well as demand for our products continued to rise. Revenue in our Precision Tools and Instruments business, which includes the former Instruments product portfolio as well as our cranial stabilization and stereotaxy product lines, also increased. Neuro critical care revenues remained relatively flat year over year. These increased sales were partially offset by a decline in tissue ablation.
Orthopedics and Tissue Technologies revenues were $207.7 million, an increase of 18% from the prior-year period. The increase partially resulted from the impact of the TEI and Metasurg product sales arising out of the acquisitions, which added $18.3 million for the nine months ended September 30, 2015. The increase was driven by strong demand in our regenerative technologies franchise as a result of both additional headcount in our sales force and new products, including the Integra Wound Matrix-Thin, Integra Reinforcement Matrix and Integra Wound Matrix-Meshed. Sales growth in our upper extremity franchise benefited from increasing demand for new products in shoulder and wrist arthroplasty. The increase in upper extremities revenue was partially due to an increase in distributors for the year to date period ended September 30, 2015. These increased sales were partially offset by a decline in lower extremities revenues.
Gross margin increased to $405.0 million for the nine-month period ended September 30, 2015 from $359.7 million for the same period last year. Gross margin as a percentage of total revenue increased to 63.1% for the year to date period from 62.3% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2015	2014
Research and development	5.8%	5.8%
Selling, general and administrative	47.7%	49.0%
Intangible asset amortization	1.0%	0.8%
Total operating expenses	54.5%	55.6%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $28.0 million, or 8.7%, to $349.5 million in the first nine months of 2015, compared to $321.4 million in the same period last year.
Research and development expenses in the first nine months of 2015 were up approximately $3.5 million but remained flat as a percentage of revenue compared to the same period last year. This increase was due to additional spending on new product development and clinical studies.
Selling, general and administrative expenses in the first nine months of 2015 increased by $23.0 million to $306.0 million compared to $283.1 million in the same period last year. Selling and marketing expenses increased by $18.2 million, primarily resulting from higher commissions, distributor fees related to the MicroFrance and Metasurg sales, and TEI acquisition related expenses, including the addition of approximately 130 sales representatives. General and administrative costs increased $4.8 million, primarily due to facility optimization activities and higher transaction related costs both to effectuate the spin-off of our Spine business, and to close the TEI and Salto acquisitions. In addition, we experienced higher incentive compensation costs for the nine- month period ended September 30, 2015.
Amortization expense in the first nine months of 2015 increased by $1.6 million to $6.4 million, compared to $4.8 million in the same period last year. Amortization expense in the first nine months of 2015 reflects the increase in intangibles due to the acquisition of TEI.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Interest income	$1	$141
Interest expense	(17,404)	(16,436)
Other income (expense), net	2,984	203

Interest Income and Interest Expense
Interest expense in the nine-month period ended September 30, 2015 increased by $1.0 million primarily due to increased borrowings on our Senior Credit facility compared to the prior year. Our reported interest expense for the nine-month periods ended September 30, 2015 and 2014 includes non-cash interest related to the accounting for convertible securities of $5.9 million and $5.3 million, respectively.
Interest income was negligible for the nine months ended September 30, 2015 and 2014.
Other Income (Expense)
Other income for the nine months ended September 30, 2015 includes $1.8 million from the performance of certain services to SeaSpine under the Transition Services Agreement, which went into effect on the July 1, 2015 spin-off. Other income for the nine months ended September 30, 2015 and 2014 also includes the foreign exchange impact on intercompany balances.
Income Taxes

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Income before income taxes	$41,160	$22,184
Income tax expense	49,289	6,294
Effective tax rate	119.7%	28.4%

The Company's effective income tax rates for the nine months ended September 30, 2015 and 2014 were 119.7% and 28.4%, respectively. The 2015 income tax expense includes $35.6 million of expense relating to a tax valuation allowance recorded as a result of the spin-off of the spine business. The Company determined that, upon spin-off, the deferred tax assets of the spine business would be unrealizable.

Excluding the valuation allowance, the Company’s effective income tax rates for the nine months ended September 30, 2015 and 2014 were 33.1% and 28.4%, respectively. The primary driver of the overall tax rate for the nine months ended September 30, 2015 was a tax expense of $0.9 million relating to the filing of Federal and foreign income tax returns. The primary driver of the overall tax rate for the nine months ended September 30, 2014 was a benefit of $1.9 million for the release of uncertain tax positions and related interest due to expiration of statute of limitations.

The Company expects its effective income tax rate for the full year to be approximately 87%, driven largely by expense of $35.6 million in its continuing operations, relating to the establishment of a tax valuation allowance created upon the SeaSpine spin-off.

Excluding the valuation allowance adjustment, the Company expects its effective income tax rate for the full year to be approximately 32.0%, resulting largely from audit settlements, offset with benefits from the domestic manufacturing deduction and the release of uncertain tax positions, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
United States	$178,290	$150,867	$493,559	$433,865
Europe	24,275	22,369	75,046	70,207
Rest of World	23,802	24,287	72,969	73,571
Total Revenues	$226,367	$197,523	$641,574	$577,643
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
Domestic revenues increased to $178.3 million, or 79% of total revenues, for the three months ended September 30, 2015 from $150.9 million, or 76% of total revenues, for the three months ended September 30, 2014. International revenues increased to $48.1 million from $46.7 million in the prior-year period, an increase of 3%. Changes in foreign exchange rates decreased our sales by $5.7 million compared to the three months ended September 30, 2014.
Domestic revenues increased to $493.6 million, or 77% of total revenues, for the nine months ended September 30, 2015 from $433.9 million, or 75% of total revenues, for the nine months ended September 30, 2014. International revenues increased to $148.0 million from $143.8 million in the prior-year period, an increase of 3%. Changes in foreign exchange rates decreased our sales by $17.6 million in the nine- month period 2015 compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $79.3 million and $71.7 million at September 30, 2015 and December 31, 2014, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2015, our non-U.S. subsidiaries held approximately $58.6 million of cash and cash equivalents that are available for use by our operations outside of the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$81,300	$40,944
Net cash used in investing activities	(327,132)	(262,108)
Net cash provided by financing activities	276,025	231,044
Effect of exchange rate fluctuations on cash	(3,347)	(5,667)

In 2015, we anticipate that our principal uses of cash will include approximately $30.0 million of capital expenditures primarily for the completion of our regenerative technology manufacturing capacity expansion, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products to support future growth plans.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $81.3 million and $40.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Operating cash flows for the nine months ended September 30, 2015 increased compared to the same period in 2014. Net income decreased compared to the same period of the prior year primarily due to the impact of the tax valuation allowance, which was a non-cash adjustment. Changes in working capital decreased cash flows for the nine months ended September 30, 2015 by approximately $0.6 million. Among the changes in working capital, accounts receivable used $9.2 million of cash, inventory used $8.0 million of cash, prepaid expenses and other current assets provided $7.4 million of cash and accounts payable, accrued expenses and other current liabilities provided $9.3 million of cash.
Operating cash flow for the nine months ended September 30, 2014 benefited from an increase in net income compared to the same period in 2013. Changes in working capital decreased cash flows by approximately $19.0 million. Among the changes in working capital, accounts receivable used $12.4 million of cash, inventory used $23.8 million of cash, prepaid expenses and other current assets provided $11.6 million of cash and accounts payable, accrued expenses and other current liabilities provided $4.5 million of cash.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2015, we paid $310.1 million for the acquisition of TEI, net of acquired cash in July 2015 less cash received of $1.8 million related to a purchase price working capital adjustment in the first half of 2015. We received cash of $1.4 million related to the sale of our Andover facility. We paid $20.3 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
During the nine months ended September 30, 2014, we paid $235.0 million for the acquisition of Confluent Surgical, and $27.1 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
Cash Flows Provided by Financing Activities
Our principal use of cash for financing activities in the nine months ended September 30, 2015 was a repayment of $448.8 million on the revolving portion under our Senior Credit Facility. We also repaid $2.5 million related to the 2016 Convertible Notes. Additionally, we received proceeds from stock option exercises of $7.3 million and borrowed $545.0 million under our Senior Credit Facility to fund the TEI acquisition. We also received proceeds from the issuance of common stock, net of issuance costs of approximately $219.9 million related to the Company's equity offering in August 2015. We also provided $47.0 million to SeaSpine as part of the divestiture.
Our principal sources of cash for financing activities in the nine months ended September 30, 2014 were $225.0 million of net borrowings under our senior credit facility to fund the Confluent Surgical acquisition and received proceeds related to stock option exercises of $8.3 million. In addition, in connection with the July 2014 refinancing, we incurred debt issuance costs of $3.1 million.
Working Capital
At September 30, 2015 and December 31, 2014, working capital was $365.0 million and $403.3 million, respectively.

Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 6 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities.
On August 28, 2015, we entered into a second amendment (the "Second Amendment") to the Senior Credit Facility. In connection with the Second Amendment, the Company borrowed $200.0 million of incremental term loans as permitted under the original terms of the Senior Credit Facility. Additionally, the Second Amendment (i) enables the Company to incur up to $200.0 million of incremental loans in the future and (ii) modifies the consolidated leverage ratio covenant in the Credit Agreement.
The Second Amendment creates an aggregate principal amount of up to $1.1 billion (increased from $900 million) available to the Company through the following facilities: (i) a $750 million revolving credit facility and (ii) a $350 million term loan facility (increased from $150 million).

Share Repurchase Plan

On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. As of September 30, 2015, there remained $75.0 million available for repurchases under this authorization.
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
Contractual Obligations and Commitments
As of September 30, 2015, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2015	2016-2017	2018-2019	Thereafter
	(In millions)
Convertible Securities (1)	$227.1	$—	$227.1	$—	$—
Revolving Credit Facility (2)	165.0	—	—	165.0	—
Term Loan	348.2	1.9	40.0	306.3	—
Interest (3)	26.6	3.4	15.6	7.6	—
Employment Agreements (4)	1.9	0.2	1.7	—	—
Operating Leases	51.7	2.7	17.0	7.3	24.7
Purchase Obligations	8.5	3.0	2.8	2.7	—
Other	4.3	1.1	1.7	0.9	0.6
Total	$833.3	$12.3	$305.9	$489.8	$25.3

(1)
The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 6 - Debt of our condensed consolidated financial statements for additional information.

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
The Company has excluded contingent consideration obligations related to prior acquisitions from the contractual obligations table above; these liabilities had a fair value of $22.4 million at September 30, 2015. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $1.3 million at September 30, 2015. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, have not materially changed, except as noted below.
Goodwill
See Note 5 - Goodwill and Other Intangible Assets to the current period’s condensed consolidated financial statements for a discussion of the reallocation of goodwill in connection with the Company's change in operating segments.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2015 would increase interest income by approximately $0.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 2 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap expired during August 2015. We recognized $0.2 million of additional interest expense related to this derivative during the three months ended September 30, 2015.
Based on our outstanding borrowings at September 30, 2015, a one-percentage point change in interest rates would have affected interest expense on the debt by $5.1 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEI, a recent acquisition by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI.  Currently, there are approximately fifty active cases against TEI.  Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million).  Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases.  In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance.

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

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as modified by the subsequent Quarterly Report on Form 10-Q for the period ended June 30, 2015, have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended September 30, 2015 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

2.1
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.2
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S2, Inc., TEI Medical Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 20, 2015)

4.1
Second Amendment, dated August 28, 2015, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015)

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	November 4, 2015	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	November 4, 2015	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

2.1
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.2
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S2, Inc., TEI Medical Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 20, 2015)

4.1
Second Amendment, dated August 28, 2015, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015)

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.