Form 10-K
period 2015-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2016-02-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,741.0 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 23, 2016 was 37,000,721.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 24, 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I

ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries, unless the context suggests otherwise.
Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical technology. The Company employs approximately 3,500 people around the world who are dedicated to limiting uncertainty for surgeons, so that they can concentrate on providing the best care for their patients. Integra offers innovative solutions, including leading regenerative technologies, specialty surgical solutions, and orthopedic solutions. Revenues grew to $882.7 million in 2015, an increase of 11% from $796.7 million in 2014.
Integra was founded on an engineered collagen technology platform that can be used to repair and regenerate tissue. The Company has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to repair of dura mater in the brain to repair of nerve and tendon. Over the past 25 years, Integra has grown by building upon this core regenerative technology, acquiring businesses in markets with overlapping customer bases, and developing products to further meet the needs of our target customers.
On July 1, 2015, the Company completed the separation of SeaSpine Holdings Corporation ("SeaSpine") from Integra through the pro rata distribution of 100% of the common stock of SeaSpine to Integra's stockholders of record as of the close of business on June 19, 2015. Each Integra shareholder received one share of SeaSpine common stock for every three shares of Integra common stock held as of the record date. As a result, SeaSpine became an independent, publicly traded company listed on the NASDAQ market, and Integra retains no ownership interest in SeaSpine. The distribution was structured to be tax-free to Integra and its shareholders for U.S. federal income tax purposes.
VISION
We aspire to be a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for healthcare professionals. Our customers will recognize us as a leader in specialty surgical applications, regenerative technologies and extremities orthopedics worldwide.
STRATEGY
Our strategy is built around three pillars - execute, optimize, and accelerate growth. These three pillars support our strategic initiatives to deliver on our commitments through improved planning and communication, optimize our infrastructure, and grow our revenues by introducing new products to the market through internal development, geographic expansion, and strategic acquisitions.
This is an essential strategic approach for two reasons. First, the costs inherent in operating a medical technology company have increased at an accelerating rate in recent years and continue to rise. Scale is therefore correlated with rates of profitability in our industry. Our strategic response is to focus efforts and investments on accelerating growth in the clinical areas where we compete today. Second, we compete in a complex and highly regulated industry, and we have grown through more than 45 acquisitions in our history. We have made significant accomplishments in the past several years to reduce our operational footprint, simplify our organizational structure and build platforms for common systems. To effectively execute on our plans to grow our core business and integrate acquisitions, we must continue to improve our infrastructure and processes. These improvements will create a solid platform with operational stability from which to grow our business.
To that end, our executive leadership team has set forth several near-term objectives aligned to this strategy:
Portfolio Optimization. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Under the leadership of our Chief Scientific Officer, our product development efforts focus on regenerative technologies and other projects with the potential for significant returns on investment. We have a stated goal of generating at least one quarter of our organic growth in any one year from products launched in the last two to three years. These recent efforts have contributed to an active schedule of impactful product launches for 2016 through 2018. In addition to new product development, we are funding studies to gather clinical evidence to support successful launches and improved reimbursement for existing products. We also continue to identify low-growth, low-margin products and product franchises for discontinuation and will continue to look at other ways of optimizing our portfolio.
International Expansion. We generate less than one quarter of our revenues from markets outside the United States, whereas most large medical technology companies produce significantly more of their revenues internationally. Therefore, we see an opportunity to accelerate revenue growth by increasing our international presence. In order to achieve this, we are expanding our commercial infrastructure in key markets, and securing ownership or other control of our product registrations and distribution system. Additionally, we have a plan for registering and launching our existing products in countries where we already have a selling presence, but are missing key leading brands. We expect the commercial focus on key markets and products that carry both high margins and relevant price points to increase our proportion of international business.
Commercial Channel Optimization. Through the recent acquisition of TEI Biosciences, Inc. and TEI Medical Inc. (collectively "TEI") in July 2015 and the planned launch of OmnigraftTM for diabetic foot ulcers in mid-2016, we have established a new presence in the outpatient segment of the fast-growing advanced wound care market. We are building up this commercial channel and support infrastructure to facilitate the Omnigraft product launch. Our new 3x3 strategy will take advantage of our unique position to call upon providers through three sales channels (inpatient, outpatient, and multi-center enterprise-wide contracting) and offer three product families for advanced wound healing (engineered collagen, acellular collagen and human amniotic wound dressings). More broadly, to compete successfully against much larger, diversified medical technology competitors, we are building upon our leadership brands across our product franchises and engaging hospital system customers through enterprise-wide contracts.
Infrastructure Optimization. Over the past four years, we have reduced the number of manufacturing and distribution facilities that we operate by nine and have largely completed plans to consolidate operational activities into existing sites with greater utilization and efficiency. We have expanded our collagen manufacturing capabilities. In addition, we have a centrally led strategic sourcing and procurement effort, which has lowered our direct costs for certain purchased goods. These changes continue to control costs and enable higher marginal profit and cash flow. We have also completed the majority of a common enterprise resource planning ("ERP") system implementation. Approximately 85% of our revenue operates on a single system. We plan to complete these implementation activities in 2016. With these changes and the simplification of our operational structure during 2015 to two global business segments, we have the systems and structure in place to support a much larger business, which will enable us to better leverage our expenditures on general and administrative items over the next several years.
Strategic Corporate Development. Over the years, we have successfully acquired and in-licensed businesses, products and technologies to grow our business. Our corporate development program is a core competency, and an important part of our strategy is to continue to pursue strategic transactions and licensing agreements to increase relevant scale in the clinical areas in which we compete. Heading into 2016, identifying additional opportunities and integrating the TEI and Salto Talaris® acquisitions will be key objectives for the company. Acquisitions, in particular, may expand international distribution, add a technology platform, increase the scale of one of our current portfolios, or provide access into an adjacent growth area that leverages the sales channel. We focus our efforts on the clinical areas of would care, extremities orthopedics, and specialty surgical applications. Our corporate development capabilities are increasingly important to remain competitive in today's environment.
Finally, we are investing in training programs to develop our leadership deeper in the organization and will be investing in targeted additions to our sales organization to improve market coverage. These initiatives, investments, and talent development efforts will strengthen the foundation necessary to support a faster growing, multi-billion dollar global medical technology company. Our strategy to execute, optimize and accelerate growth will enable us to continue to be a company that helps limit uncertainty for customers and touches millions of patients each year, while driving returns for shareholders.
BUSINESS SEGMENTS
In the first quarter of 2015, we began to disclose three global reportable segments as a result of changes in how we internally manage and report the results of our businesses. Following the spin-off of SeaSpine, we currently manufacture and sell our products in the following two global reportable business segments: Specialty Surgical Solutions, and Orthopedics and Tissue Technologies. We included financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15, Segment and Geographic Information to our consolidated financial statements.
Specialty Surgical Solutions

Our Specialty Surgical Solutions business offers specialty surgical instrumentation for a broad range of specialties, including a market-leading product portfolio used in the neurosurgery operating suite and critical care unit.

We sell products and solutions for dural repair, precision tools and instruments, tissue ablation, and neuro critical care. For neurosurgeons, we have products for each step of a procedure and the care of the patient after surgery, from both equipment and implants used in the neurosurgery operating room to monitoring in the neurosurgery intensive care unit. We are also among the largest surgical instrument suppliers in the United States to hospitals, acute care surgical centers, and clinician offices. Our portfolio includes over 60,000 instrument patterns and surgical products, surgical headlight systems and table-mounted retractors that address a broad set of surgical specialties.

In the United States, Specialty Surgical Solutions products are sold through a combination of directly employed sales representatives, sales agents and distributors, depending on the customer call point. We have a specialized sales organization composed of directly employed sales representatives who primarily call on neurosurgeons and the neuro critical care unit. In addition, we have a sales organization consisting of a combination of directly employed sales representatives and sales agents who primarily call on the central sterile processing unit of hospitals and acute care surgical centers. Finally, we reach the diverse alternate site call point, which includes physician, dental and veterinary offices, through distributors. Internationally, we sell certain products and product lines from the Specialty Surgical Solutions portfolio through a combination of direct efforts, primarily in certain European countries, Australia, New Zealand, and Canada, and through distributors in other countries.

Orthopedics and Tissue Technologies

Our Orthopedics and Tissue Technologies business offers a unique combination of differentiated soft tissue repair and tissue regeneration products, and small bone fixation and joint replacement solutions.

We sell regenerative technology products that can be used to provide treatment for acute and chronic wounds, surgical tissue repair including hernia repair, peripheral nerve repair and protection, and tendon repair. For extremity bone and joint reconstruction procedures, we sell hardware products, such as bone and joint fixation and joint replacement devices, implants and instruments, which provide for the orthopedic reconstruction of bone in the hand, wrist, elbow and shoulder (Upper Extremity), and the foot, ankle and leg below the knee (Lower Extremity).

In the United States, we have a specialized sales organization composed of directly employed sales representatives, as well as specialty distributors, organized based upon their call point. A team of extremities sales representatives call on surgeons who treat acute wounds in hospitals, extremity orthopedic disorders, including osteoarthritis, rheumatoid arthritis, wrist, ankle and shoulder arthroplasty, and other conditions requiring foot or hand reconstruction. In addition, we sell our shoulder products through a specialty distributor network of sales agents who call on shoulder surgeons. A team of wound care clinic sales representatives call on physicians who treat chronic wounds in the outpatient wound care clinic setting. A team of surgical sales representatives call on surgeons who treat patients requiring surgical tissue repair and reconstruction. Finally, we have a small group of clinical sales specialists who focus on our regenerative products and support these three sales organizations, extremities, wound care and surgical, to address their clinicians' needs as they relate to this class of products. Outside the United States, we have a small direct sales presence, primarily in certain European countries, Australia, New Zealand, and Canada, and utilize distributors in other international markets to sell certain products and product lines from the Orthopedics and Tissue Technologies portfolio.

This segment also includes private-label sales of a broad set of our regenerative technologies. Our customers are other medical technology companies that sell to end markets primarily in orthopedics, surgical and wound care.
PRODUCTS - OVERVIEW
We offer thousands of products for the medical specialties we target. Our objective is to develop, acquire or otherwise provide products that will limit uncertainty for hospitals and surgeons. These products include our regenerative technology implants, metal implants, instruments and equipment for small bone orthopedic surgery and specialty surgical applications. We distinguish ourselves by emphasizing the importance of regenerative technology, which we define as surgical implants derived from our proprietary collagen matrix technology and other biologic platforms that enable or facilitate the body's healing process and are resorbed.
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. We apply our core competency in regenerative technology to products for neurosurgical, orthopedic and wound applications, and we have extensive programs in the core platform technologies of orthopedic hardware and electromechanical technologies. In addition to our activities aimed at acquiring or in-licensing new products, we are optimizing our current portfolio through product franchise review and rationalization. We are focusing our development efforts on innovative products with an emphasis on product efficacy and clinical evidence.
Regenerative Technologies. Because implants derived from our regenerative technology platform represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these projects. Our regenerative technology development program applies our expertise in bioengineering a range of biomaterials including natural collagen and human tissues as well as synthetics such as polymers. The unique product designs are used for neurosurgical and orthopedic surgery applications, as well as dermal regeneration, tendon and nerve repair, and chronic and acute wounds. In 2015, Integra reported the results of a multi-center, randomized, controlled clinical trial under the United States Food and Drug Administration ("FDA") Investigational Device Exemption ("IDE") comparing the safety and effectiveness of INTEGRA® Dermal Regeneration Template to the standard of care for the treatment of diabetic foot ulcers. The data from this trial formed the foundation for the Premarket Approval ("PMA") Supplement application that we filed with the FDA. The FDA approved the PMA on January 7, 2016, and the Company anticipates commercializing the resulting Diabetic Foot Ulcer ("DFU") product, Omnigraft, in mid-2016. We are also investing in next generation nerve products, additional clinical studies for indications to support existing products including for an indication in ankle arthroplasty, and longer-term research programs to evaluate combination products.
Orthopedic Hardware. We develop fixation devices and other implants and instruments for upper and lower extremities to both provide next generation solutions and expand our product portfolio. This portfolio focuses on joint replacement products. Integra already has a strong shoulder portfolio, which includes a total shoulder system and a reverse shoulder. We are in the final stages of development for a glenoid replacement product and are developing a pyrocarbon hemi-shoulder product to add to that portfolio. We have a strong differentiated asset that resides in our exclusively licensed pyrocarbon products, and we continue to invest to bring new products to market with this technology, which has shown significantly less wear on bone then traditional metals. Our Cadence total ankle replacement product is also in the final stages of development before a controlled market release, and will complement the recently acquired Salto Talaris® ankle. The Cadence ankle is designed to simplify the ankle replacement procedure and maximize reproducibility through its instrumentation and technique.
Electromechanical Technologies and Instrumentation. Because our electromechanical products and instruments represent products that limit uncertainty for our surgeon customers, we continue to invest in approvals for new indications and next generation improvements to our market-leading products. We are developing the next generation tissue ablation system enhancements, which are in late stages of development. We are focusing on ease of set-up, ensuring that the CUSA® enhancements have a user-friendly interface and hand pieces that are ergonomic, a key request of surgeons. We also work with a number of primarily German instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense. Finally, our lighting franchise is among the most dynamic, and we continue to invest in ongoing development in LED technology.
COMPETITION
Our primary competitors in specialty surgical solutions are the Aesculap division of B. Braun Medical, Inc., Johnson & Johnson, Medtronic, Inc., Stryker Corporation, Becton, Dickinson and Company, and C.R. Bard, Inc. In addition, we compete with many smaller specialized companies and larger companies that do not otherwise focus on specialty surgical solutions. We rely on the depth and breadth of our sales and marketing organization, our innovative technology, and our procurement operation to maintain our competitive position in much of our precision tools and instruments portfolio.
Our competition in orthopedics and tissue technologies includes the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, Wright Medical Group, N.V., Smith & Nephew plc, MiMedx Group, Inc., Acelity L.P. Inc., and Zimmer Biomet Holdings, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.
Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that utilize autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete on the basis of our products' features, strength of our sales force or distributors, sophistication of our technology and cost effectiveness of our solution.

GOVERNMENT REGULATION
We are a manufacturer and marketer of medical devices, and therefore are subject to extensive regulation by the FDA, the Center for Medicare Services of the U.S. Department of Health and Human Services, other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices, and other matters.

United States Food and Drug Administration

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
We have an outstanding FDA warning letter related to TEI Biosciences Inc., a recent acquisition by Integra on July 17, 2015. TEI Biosciences Inc. received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI Biosciences Inc. immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI Biosciences Inc. to cease all violations regarding promotion of the product for an indication that it was not cleared or approved. TEI Biosciences Inc. responded with a corrective action plan to the FDA and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims on products and require additional corrective actions. We do not expect to incur material operating expenses to complete the corrective action plan.
The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) or an approved PMA application (or supplemental PMA application). Obtaining these approvals and clearances can take up to several years and may involve preclinical studies and clinical trials. The FDA also may require a post-approval clinical study as a condition of approval. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an IDE from the FDA. The FDA may also require a filing for approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or approval, as the case may be, or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to obtain approval/registration in the country to which we are exporting and maintain certain records relating to exports and make these available to the FDA for inspection, if required.
Human Cells, Tissues and Cellular and Tissue-Based Products
Prior to the spin-off of SeaSpine, Integra manufactured medical devices derived from human tissue (demineralized bone tissue).
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

Medical Device Regulations

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
Medical device regulations also are in effect in many of the countries in which we do business outside the United States. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). CE Mark Certification requires a comprehensive quality system program, technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices or interpreting and enforcing existing regulations more strictly. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with the ISO 13485 Quality System standard.
Certain countries, as well as the EU, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes bovine spongiform encephalopathy (“BSE”), otherwise known as mad cow disease. These regulations affect our dermal regeneration products, duraplasty products, hernia repair products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulations, a ban of our products, or a movement away from bovine-derived products because of an outbreak of BSE could have a material adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors - Certain of our products contain materials derived from animal sources and may become subject to additional regulation.”
Other regulations
Anti-Bribery Laws. In the United States, we are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. Similar anti-bribery laws exist in many of the countries in which we sell our products outside of the United States, as well as the United States Foreign Corrupt Practices Act (which addresses the activities of U.S. companies in foreign markets). Our products also are subject to regulation regarding reimbursement, and U.S. healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These global laws require that we exercise care in designing our sales and marketing practices, including involving interactions with healthcare professionals, and customer discount arrangements. See “Item 1A. Risk Factors - Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.”

Import-export. Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, and import-export. Among other things, these laws restrict, and in some cases can prevent, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in our business dealings with entities in and from foreign countries.
Hazardous materials. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to country-specific, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe that our environmental, health and safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations. However, risk of accidental releases or injury from these materials is possible. These risks are managed to minimize or eliminate associated business impacts. In the event of this type of accident, we could be held liable for damages that may result, and any liability could exceed our resources. We could be subject to a regulatory shutdown of a facility that could prevent the distribution and sale of products manufactured there for a significant period of time, and we could suffer a casualty loss that could require a shutdown of the facility in order to repair it, any of which could have a material, adverse effect on our business. Although we continuously strive to maintain full compliance with respect to all applicable global environmental, health and safety laws and regulations, we could incur substantial costs to fully comply with future laws and regulations, and our operations, business or assets may be negatively affected. Furthermore, global environmental, health and safety compliance is an ongoing process. Integra has compliance procedures in place for Employee Health & Safety programs, driven by a centrally led organizational structure that ensures proper implementation, which is essential to our overall business objectives.
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
Third-Party Reimbursement. Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the United States, the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers' healthcare services has the potential to significantly affect our operations and revenue.
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
AccuDrain®, Advansys®, Ascension®, BioFix®, BioMotion®, Bold®, Budde®, Buzz™, Camino®, Capture™, CRW®, CUSA®, DigiFuse®, DuraGen®, DuraSeal®, First Choice®, FuturaTM, Hallu®, HeliCote®, HeliPlug®, HeliTape®, HeliMend®, Helistat®, Helitene®, Integra®, IPP-ON®, Jarit®, Licox®, LimiTorr™, Luxtec®, MemoFix®, MicroFrance®, Miltex®, Movement®, NeuraGen®, NeuraWrap™, NuGrip®, Omni-Tract®, OSV II®, Qwix®, Padgett®, Panta®, PriMatrix®, PyroSphere®, Redmond™, Ruggles®, SafeGuard®, Salto Talaris®, Subtalar MBA®, SurgiMend®, TenoGlide®, Ti6®, Tibiaxys®, TissueMend®, Titan™ , Trel-X™, Trel-XC®, Trel-XPressTM, TruArch®, Uni-CP®, Uni-Clip®, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.

EMPLOYEES
At December 31, 2015, we had approximately 3,500 employees engaged in production and production support for warehouse, engineering and facilities, quality assurance, quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees is subject to a collective bargaining agreement.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Geographic Product Revenues and Operations” and in our financial statements Note 15, Segment and Geographic Information, to our consolidated financial statements.
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
Certain of our products, including our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that Integra manufactures is derived either from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a reported case of bovine spongiform encephalopathy, or from the United States or from fetal dermis. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk category for BSE transmission, and is therefore considered to have a negligible risk of containing the agent that causes BSE.

SEASONALITY
Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles in the U.S. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. The main exceptions to this pattern occur because of material intervening acquisitions.

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

•	initiatives launched by our competitors;

•	our ability to protect our intellectual property, including trade secrets;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our ability to remediate all matters identified in FDA observations and warning letters that we received or may receive; and

•	other risk factors described in the section entitled "Risk Factors" in this report.

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

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals as well as changes in country-specific regulatory requirements;

•
changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro, British pound, Swiss franc, Canadian dollar, Japanese yen, Australian dollar, and Chinese yuan;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	potential backorders and lost sales resulting from stoppages in production relating to product recalls or field corrective actions;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	expenditures for major initiatives;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;

•	the ability to maintain existing distribution rights to and from certain third parties;

•	the ability to maintain business if or when we opt to convert such business from distributors to a direct sales model;

•	the ability of our new commercial sales representatives to obtain sales targets in a reasonable time frame;

•	peer-reviewed publications discussing the clinical effectiveness of the products we sell;

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

•	changes in regulations or guidelines that impact the marketing practices for products that we sell;

•
the increased regulatory scrutiny of certain of our products, including products which we manufacture for others, could result in their being removed from the market or involve field corrective actions that could affect the marketability of our products; and

•
the impact of goodwill and intangible asset impairment charges if future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions.

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
Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement coverage under Medicare, Medicaid and private healthcare insurance, obtain patent protection and to produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid and private healthcare insurance could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and have been developing products to compete with our duraplasty products, dural sealant, extremity reconstruction implants, regenerative skin, neuro critical care monitors and ultrasonic tissue ablation devices, among others.
Our primary competitors in specialty surgical solutions are the Aesculap division of B. Braun Medical, Inc., Johnson & Johnson, Medtronic, Inc., Stryker Corporation, Becton, Dickinson and Company, and C.R. Bard, Inc. Our competitors in orthopedics and tissue technologies include the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, Wright Medical Group, N.V., Smith & Nephew plc, MiMedx Group, Inc., Acelity L.P. Inc., and Zimmer Biomet Holdings, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation, soft tissue and/or wound care products. Additionally, we compete with many smaller specialized companies and larger companies that do not otherwise focus on specialty surgical solutions. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.
We may not achieve some or all of the anticipated benefits of the separation of our Spine business.

On July 1, 2015, we completed the separation (the “Separation”) of our orthobiologics and spinal fusion hardware business, now known as SeaSpine Holdings Corporation (“SeaSpine”), from the Company. Even though the Separation has been completed, we may not realize any or all of the anticipated strategic, financial, operational, marketing or other benefits from the Separation, including our ability to benefit from the increased focus through our new two divisional structure or to achieve anticipated growth rates, margins and scale and to execute on our strategy generally. Following the Separation, we are a smaller, less diversified company. This narrower business focus could leave us more vulnerable to changing market conditions, which could adversely affect our business, financial condition and results of operations. The diminished diversification of revenue, costs, and cash flows could also cause our results of operations, cash flows, working capital and financing requirements to be subject to increased volatility. In addition, we may be unable to achieve some or all of the strategic and financial benefits that we expected would result from the Separation, or such benefits may be delayed, which could adversely affect our business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the Separation not occurred.
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
We received an opinion of Latham & Watkins LLP, tax counsel to us (the “Tax Opinion”), substantially to the effect that (i) the contribution of the stock of SeaSpine Orthopedics Corporation to SeaSpine, together with the internal distribution of the stock of SeaSpine to Integra (collectively, the “internal distribution”), will constitute a reorganization under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) the contribution of cash from us to SeaSpine (the “cash contribution”), together with the distribution of the stock of SeaSpine to our shareholders (the “distribution”), will constitute a reorganization under Sections 355 and 368(a)(1)(D) of the Code. Based on this tax treatment, the distribution will be tax-free to Integra and its stockholders for U.S. federal income tax purposes (except for any cash received in lieu of fractional shares). The Tax Opinion relied on certain facts, assumptions, representations and undertakings from us and SeaSpine regarding the past and future conduct of the companies’ respective businesses and other matters. The Tax Opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts. Notwithstanding the opinion, the IRS could determine on audit that the internal distribution, the cash contribution and the distribution should be treated as taxable transactions if it determines that any of the facts, assumptions, representations or undertakings we or SeaSpine have made is not correct or has been violated, or that the internal distribution, the cash contribution and the distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain to our stockholders for U.S. federal income tax purposes, and our stockholders could incur significant U.S. federal income tax liabilities. In addition, we would recognize gain in an amount equal to the excess of the fair market value of shares of SeaSpine common stock distributed to our stockholders on the distribution date over our tax basis in such shares of SeaSpine common stock. Moreover, we could incur significant U.S. federal income tax liabilities if it is ultimately determined that the internal distribution does not qualify as a transaction that is tax-free for U.S. federal income tax purposes.
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

We may be subject to continuing contingent liabilities of SeaSpine following the spin-off.
After the Separation, there are several significant areas where the liabilities of SeaSpine may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of our consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for that taxable period. If SeaSpine is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2013 and December 31, 2015, we have acquired 8 businesses at a total cost of approximately $682.3 million.
We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we have $512.4 million of goodwill and $1.0 million of indefinite-lived intangible assets as of December 31, 2015. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2015, we had $602.7 million of finite-lived intangible assets.
At December 31, 2015 our trade names have a carrying value of $74.5 million and decisions relating to our trade names may occur over time. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.
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
Our operations may be substantially affected by potential fundamental changes in the global political, economic and regulatory landscape of the healthcare industry. Government and private sector initiatives to limit the growth of healthcare costs are continuing in the U.S., and in many other countries where we do business, causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. These initiatives include price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements.
In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Affordable Care Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax, commencing on January 1, 2013, on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Because the substantial majority of our revenues is generated in the United States, the Affordable Care Act affected our financial results since it came into effect after December 31, 2012. In December 2015, President Obama signed into law The Consolidated Appropriations Act, which included a two-year moratorium on the 2.3% medical device excise tax , with the effect such that medical device revenues earned in 2016 and 2017 will be exempt from such tax. Unless there is further legislative action during that two-year period, the 2.3% medical device excise tax automatically will be reinstated for sales of medical devices on or after January 1, 2018. While this two-year moratorium on the 2.3% medical device excise tax may provide a short-term benefit to the Company in terms of providing additional monies available to spend on various projects in 2016 and 2017, we are unable to predict what the long-term impact will have on our financial statements and financial performance.
In addition, the Affordable Care Act also requires detailed disclosure of gifts and other remuneration made to healthcare professionals, which could have a negative impact on our relationships with customers and ability to seek input on product design or involvement in research.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•
as mentioned above, the Affordable Care Act, which is intended to expand access to health insurance coverage over time, has resulted in and will continue to result in major changes in the United States healthcare system that have had and could continue to have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, implemented in 2013, which has adversely affected our earnings through the end of 2015 (Note: even though President Obama signed into law The Consolidated Appropriations Act in December 2015, which included a two-year moratorium on the 2.3% excise tax for medical device revenues earned in 2016 and 2017, the 2.3% excise tax automatically will be reinstated for sales of medical devices on or after January 1, 2018 unless there is further legislative action);

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

Any and all of the above factors could adversely affect our levels of revenue and our profitability.
We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may adversely affect our financial condition and business operations.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We are also subject to regulations that may apply to certain of our products that are Drug/Device Combination products or are considered to be subject to pharmaceutical regulations outside the U.S. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could:

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
We are also subject to the Medical Device Directive for our medical devices that are CE Marked and sold in the EU. We are also subject to Good Manufacturing Practice regulations for Pharmaceuticals in the EU for certain of our products. These regulations also mandate that manufacturers of medical devices (or those that are considered pharmaceuticals) adhere to certain quality assurance requirements pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. There may be additional regulations if such products are considered pharmaceuticals outside the U.S.
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
We have an outstanding FDA warning letter related to TEI, a recent acquisition by Integra on July 17, 2015. TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that was not cleared or approved. TEI responded with a corrective action plan to the FDA and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims regarding TEI’s or our products and require additional corrective actions.
While we have taken measures to enhance our Quality System, we cannot assure you that future inspections by the FDA and the standards they apply will not result in warning letters for any facility in the future. We are also subject to inspections of our Quality System by regulatory agencies outside the U.S. which could result in the issuance of nonconformances or significant requirements to our Quality System.
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
The FDA issued a final rule on September 24, 2013 to establish a system to adequately identify devices through distribution and use. This rule requires the label of medical devices to include a unique device identifier ("UDI"), except where the rule provides for an exception or alternative placement. The labeler must submit product information concerning devices to FDA's Global Unique Device Identification Database ("GUDID"), unless subject to an exception or alternative. The system established by this rule requires the label and device package of each medical device to include a UDI and requires that each UDI be provided in a plain-text version and in a form that uses automatic identification and data capture technology. If the device is intended to be used more than once and intended to be reprocessed before each use, then there is a requirement for the UDI to be directly marked on the device itself. This regulation will require significant resources and expense to comply with the regulation. We have complied with the initial requirements of this regulation for our Class III products by meeting the September 2014 deadline and for our Class II implantable products by meeting the September 2015 deadline for labeling and entering the data in FDA's GUDID Database.
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
Certain of our products, including our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2015 approximately 40% of our revenues were attributable to products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. In 2013, the World Organization for Animal Health ("OIE") recommended that the United States risk classification for BSE be upgraded from controlled risk to negligible risk.
We take care to provide that our products are safe and free of agents that can cause disease. In particular, we have qualified a source of collagen from a country outside the United States that is considered BSE-free. The World Health Organization classifies different types of bovine tissue for relative risk of BSE transmission. Deep flexor tendon and bovine fetal skin, which are used in our products, are in the lowest-risk categories for BSE transmission and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, could become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of prions. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.
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
Current economic conditions, especially in Europe as well as in Brazil, Russia, China and Mexico, may adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers may reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales, particularly the sales of capital equipment such as our ultrasonic surgical aspirators, neuromonitors and stereotactic products, or result in a reduction in elective and non-reimbursed procedures. Governmental austerity policies in Europe and other markets have reduced and could continue to reduce the amount of money available to purchase medical products, including our products.
Disruptions in the financial markets may adversely affect the availability and cost of credit to us.
On July 2, 2014, the Company entered into its third amended and restated credit agreement, as amended on December 19, 2014 and August 28, 2015. As of February 23, 2016, we had approximately $496.3 million of outstanding borrowings under this financing arrangement. The Company’s 2016 Notes (hereinafter defined) mature in December 2016. The Company may attempt to refinance or extend, either or both of these obligations depending on prevailing market conditions. Our ability to refinance or extend these obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.

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
In connection with our Confluent Surgical acquisition in January 2014, we entered into a multi-year supply agreement with an affiliate of the seller to continue to manufacture the acquired surgical sealant and adhesion barrier product lines and recently entered into a contract with a third party to assume the manufacture of these product lines after the relationship with the affiliate of the seller concludes in several years.
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
To compete effectively, we depend, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover aspects of some of our product lines. Our patents, however, may not provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, the approval or rejection of patent applications may take several years and our current and future patent applications may not result in the issuance of patents in the United States or foreign countries.
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
Further, we manufacture certain products in Europe and our European headquarters is located in France, which has experienced labor strikes and acts of terrorism. Thus far, strikes and acts of terrorism have not had a material impact on our business; however, if either were to occur, there is no assurance that they would not disrupt our business, and any such disruption could have a material adverse effect on our business.
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
We consolidated several facilities in 2014 and 2015, and may further consolidate our operations in the future in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, the anticipated benefits and savings from these efforts because of unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.
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
Since we have operations based outside the United States and we generate revenues and incur operating expenses in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Australian dollars and Chinese yuan, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. Our most significant currency exchange risk relates to transactions conducted in euros, Canadian dollars, Australian dollars, and Chinese yuan.
We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. For a description of our use of derivative financial instruments, see Note 6, Derivative Instruments in our consolidated financial statements.
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

Correspondingly, federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors. AdvaMed (for the U.S. and China), EucoMed (Europe), MEDEC (Canada), and MTAA (Australia), some of the principal trade associations for the medical device industry, promulgate model codes of ethics that set forth standards by which its members should (and non-member companies may) abide in the promotion of their products; AdvaMed is undergoing initiatives in Latin America and Asia Pacific to develop regional codes of ethics there as well, including the launch of a new Code of Ethics in China. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we regularly train our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, federal legislation, state legislation and foreign legislation requires detailed disclosure of gifts and other remuneration made to healthcare professionals. In addition, prosecutorial scrutiny over the past several years and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.
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
Our manufacturing, product development, research, and development operations and processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities at which hazardous materials have been used in the past. Finally, we have acquired various companies that historically have used certain hazardous materials and that have owned and/or leased facilities at which hazardous materials have been used. For all of these reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, transportation, handling, treatment, remediation, and disposal of hazardous materials and certain waste products (“Environmental Laws”). Although we believe that our procedures for handling, transporting, and disposing of hazardous materials comply with the Environmental Laws, the Environmental Laws may be amended in ways that increase our cost of compliance, perhaps materially.

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
We may experience difficulties implementing our common global enterprise resource planning system.
We are engaged in a multi-year implementation of a new global enterprise resource planning system to improve our operational efficiency. Currently we have approximately 85% of our revenue on one system. The ERP system is designed to accurately maintain our financial reporting data and provide information to our management team important to the operation of the business. Our ERP system has required, and will require, the investment of significant human and financial resources. The implementation of this ERP involves numerous risks, including disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the system’s functionality, and disruption of our financial reporting process. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs, or other difficulties. Any significant disruption or deficiency in the design or implementation of the ERP could adversely affect our ability to estimate supply chain needs, plan production requirements, process orders, ship product, send invoices and track payments, fulfill contractual obligations, accurately forecast sales, or otherwise operate our business, all of which could negatively impact sales and profits. While a significant portion of the Company is running on our new ERP system as of December 31, 2015, we will continue to face similar risks in implementing our ERP system within the remaining sites as we continue to maintain multiple legacy ERP systems.

We are dependent on information technology and if we fail to properly maintain the integrity of our data, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our infrastructure and to support business decisions. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating our systems. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2015 fiscal year.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in New Jersey, Ohio, Pennsylvania, Massachusetts, France, Germany, Ireland, Mexico, and Puerto Rico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We own our facilities in Biot, France, and Rietheim-Weilheim, Germany and certain facilities in Ohio and Pennsylvania, and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia and Germany.
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
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2015		2014
	High	Low	High	Low
Fourth Quarter (1)	$68.60	$56.44	$49.17	$42.29
Third Quarter (1)	$66.27	$58.35	$45.84	$41.75
Second Quarter (1)	$63.13	$53.15	$43.17	$39.77
First Quarter (1)	$56.65	$48.27	$44.76	$40.25
(1) Due to the July 1, 2015 distribution of SeaSpine, the high and low close prices shown above for each quarter prior to the distribution have been adjusted for comparability purposes.
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
The number of stockholders of record as of February 23, 2016 was approximately 888, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2015, 2014 or 2013.
Sale of Registered Securities
In August 2015, we sold 3.795 million shares of our common stock (including 495,000 shares from the exercise of the underwriters’ option for additional shares) in a registered public offering to a select group of underwriters through a Registration Statement on Form S-3 (File No. 333-192079) that was declared effective by the Securities and Exchange Commission on November 4, 2013.

The shares of common stock were sold at a price of $61.00 per share (before underwriting discounts and commissions). The aggregate offering proceeds were $231.5 million. Following the sale of the common stock, the public offering terminated.
We incurred total offering costs of approximately $11.8 million, which includes the amounts paid for underwriters' discounts and commissions of 5.0%, and other offering costs. The net proceeds of the offering were $219.7 million after deducting these expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
We used the entire net proceeds from this offering to pay down a portion of our outstanding Senior Credit Facility balance during 2015.
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
There have been no shares of common stock repurchased by the Company under any of these authorizations in the year ended December 31, 2015 or 2014.
See Note 7, Treasury Stock, in our consolidated financial statements for further details.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. All results and data in the tables below reflect continuing operations, unless otherwise noted. As a result, the data presented below will not necessarily agree to previously issued financial statements. See Note 3, Discontinued Operations in the Consolidated Financial Statements in Item 15 of this Form 10-K for additional information on discontinued operations and Note 4, Acquisitions for additional information regarding the impact of 2015, 2014 and 2013 acquisitions.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$882,734	$796,717	$696,832	$691,895	$661,148
Costs and expenses (1)	803,147	728,860	661,459	614,110	601,770

Operating income	79,587	67,857	35,373	77,785	59,378
Interest income (expense), net (2) (3)	(23,504)	(21,799)	(14,792)	(13,236)	(27,174)
Other income (expense), net	4,588	(492)	(1,795)	(318)	1,337
Income from continuing operations before income taxes	60,671	45,566	18,786	64,231	33,541
Provision for income taxes	53,820	9,271	(3,241)	16,024	1,644
Net income from continuing operations	$6,851	$36,295	$22,027	$48,207	$31,897
Loss from discontinued operations (net of tax benefit)	$(10,370)	$(2,291)	$(43,094)	$(7,003)	$(3,908)
Net (loss) income	$(3,519)	$34,004	$(21,067)	$41,204	$27,989

Diluted net income per common share from continuing operations	$0.19	$1.10	$0.76	$1.69	$1.08
Diluted net income per common share from discontinued operations	$(0.29)	$(0.07)	$(1.50)	$(0.25)	$(0.13)
Diluted net income per common share	$(0.10)	$1.03	$(0.74)	$1.44	$0.95
Weighted average common shares outstanding for diluted net income per share	35,677	32,960	28,802	28,516	29,495

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Financial Position:
Cash, cash equivalents (5)	$48,132	$71,734	$120,692	$99,768	$98,455
Total assets (5)	1,774,704	1,413,900	1,009,796	1,064,172	1,092,415
Short-term borrowings under the term loan of the senior credit facility (5)	14,375	3,750	—	—	—
Long-term borrowings under the revolving portion of the senior credit facility (2), (5)	481,875	413,125	186,875	321,875	179,688
Long-term debt (3), (5)	218,720	213,121	205,182	197,672	352,576
Retained earnings	145,879	314,960	280,956	302,023	260,819
Stockholders’ equity (4)	751,443	704,322	666,090	517,775	492,638

(1)
In 2011, we recorded a total of $13.3 million in stock-based compensation charges related to our former chief executive officer employment agreement extension, accelerated vesting of his outstanding shares upon the appointment of the new chief executive officer, and his minimum annual stock-based compensation award which was fully vested on the date of grant.

(2)
For each of the periods presented, we report the borrowings outstanding under the revolving portion of our Senior Credit Facility as long-term debt as well as the 2016 Notes based on our current intent and ability to repay the borrowings outside of the following twelve-month periods. We also report the term loan as long-term debt with the exception of current principal payments due within 12 months, which are classified as short-term. At December 31, 2015, we have a total of $496.3 million outstanding under our Senior Credit Facility and $603.7 million available for future borrowings.

(3)	In 2007, we issued $165.0 million of 2.375% senior convertible notes due 2012 (the “2012 Notes”). The 2012 Notes were repaid in June 2012 in accordance with their terms.

In 2011, we issued $230.0 million of 1.625% convertible senior notes due in 2016 (the “2016 Notes”). We expect to satisfy any conversion of the 2016 Notes with cash up to their principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of common stock.

(4)
In 2015, we sold 3.795 million shares of our common stock at a price of $61.00 per share. The aggregate offering proceeds were $231.5 million. The net proceeds of the offering were $219.7 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses.

In 2013, we sold 4.025 million shares of our common stock at a price of $40.00 per share. The aggregate offering proceeds were $161.0 million. The net proceeds of the offering were $152.5 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses.

(5)	Presented for continuing operations only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
GENERAL
Integra is a world leader in medical technology focused on limiting uncertainty for surgeons so they can concentrate on providing the best care for their patients. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial procedures, small bone and joint recontruction, the repair and reconstruction of soft tissue, and instruments for surgery.
On July 1, 2015, we completed the separation of SeaSpine from Integra through the pro rata distribution of 100% of the common stock of SeaSpine to Integra's stockholders of record as of the close of business on June 19, 2015. The distribution was structured to be tax-free to Integra and its shareholders for U.S. federal income tax purposes. Unless indicated otherwise, the information in the management discussion and analysis of financial condition and results of operations relates to the Company’s continuing operations. Further information regarding the SeaSpine separation and discontinued operations reporting may be found in Note 3, Discontinued Operations.
In the first quarter of 2015, we announced the realignment of our businesses into a new segment structure, consisting of three global reportable segments as a result of changes in how we internally manage and report the results of our businesses. Following the spin-off of SeaSpine, we manufacture and sell our products in two reportable business segments: Specialty Surgical Solutions, and Orthopedics and Tissue Technologies. Our Specialty Surgical Solutions products offer specialty surgical instrumentation for a broad range of specialties. This product category includes products and solutions for dural repair, precision tools and instruments, tissue ablation, and neuro critical care including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies products offer a unique combination of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, alongside small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This product category also includes private-label sales of a broad set of our regenerative medicine technologies.
We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, and Mexico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
In the United States, we have several sales channels. Specialty Surgical Solutions products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. Orthopedics and Tissue Technologies products are sold through directly employed sales representatives and specialty distributors focused on their respective surgical specialties. We sell in the international markets through a combination of direct sales organizations and distributors.

We also market certain products through strategic partners in the United States.
Our objective is to become a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high-quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers so they can concentrate on providing the best care for their patients and by becoming a company recognized as a leader by our customers in specialty surgical applications, regenerative technologies and extremities orthopedics worldwide. Our strategy is built around three pillars - execute, optimize, and accelerate growth. These three pillars support our strategic initiatives to deliver on our commitments through improved planning and communication, optimize our infrastructure, and grow by introducing new products to the market through internal development, geographic expansion, and strategic acquisitions.
We aim to achieve growth in our revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (including organic growth and through acquisitions), (2) gross margins on total revenues, (3) operating margins (which we aim to continually expand as we leverage our existing infrastructure), (4) earnings before interest, taxes, depreciation, and amortization, and (5) earnings per diluted share of common stock.
We believe that we are particularly effective in the following aspects of our business:

•	Regenerative Technology Platform. We have developed numerous product lines through our proprietary collagen and polyethylene glycol technologies that are sold through every one of our sales channels.

•
Diversification and Platform Synergies. The selling platforms of Specialty Surgical Solutions, and Orthopedics and Tissue Technologies each contribute a different strength to our core business. Specialty Surgical Solutions provides us with a strong presence in the hospital, with market-leading products and comprehensive solutions for surgical specialties, such as neurosurgery, as well as a strong capacity to generate cash flows. Orthopedics and Tissue Technologies enables us to grow our top line by continuing to introduce new, differentiated products in fast-growing markets, such as joint replacement and advanced wound care, as well as to increase gross margins. We have unique synergies between these platforms, such as our regenerative technology, instrument sourcing capabilities, and enterprise contract management.

•
Specialized Sales Footprint. Our medical technology investment and manufacturing strategy provides us with a specialized set of customer call-points and synergies. We have market-leading products across our portfolio providing both scale and depth in solutions for a broad set of clinical needs across many departments in the healthcare system. We also have clinical expertise across all of our channels in the United States, and an opportunity to expand and leverage this expertise in markets worldwide. Many of our customers are facing pressure placed upon them by healthcare reform and the Affordable Care Act. In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our Enterprise Selling initiative to bring unique clinical solutions to even the most difficult healthcare issues in our key accounts across multiple clinical sites and multi-hospital integrated delivery networks.

•
Ability to Change and Adapt. Our corporate culture is what enables us to adapt and evolve. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

Clinical and Product Development Activities
During July 2014, we completed our multi-center clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of DFU. The data collected formed the foundation for the PMA Supplement application that we filed with the FDA. The FDA approved the PMA on January 7, 2016, and the Company anticipates commercializing the resulting DFU product, OmnigraftTM, in mid-2016. We are also investing in next generation nerve products, additional clinical studies for indications to support existing products including breast reconstruction, and longer term research programs to evaluate combination products.
ACQUISITIONS
Our strategy includes the acquisition of complementary product lines and companies in order to increase the breadth and reach of our product portfolios. As a result of our recent acquisitions of businesses, assets and product lines, our financial results for the year ended December 31, 2015 may not be directly comparable to those of the corresponding prior-year periods. See Note 4, Acquisitions and Pro Forma Results to our consolidated financial statements for a further discussion.
From January 2013 through December 2015, we acquired the following businesses, assets and product lines:

In December 2015, we acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for $14.2 million in cash. Tekmed was a distributor of our products in Italy and has a specialty focus on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables us to support Specialty Surgical Solutions growth in Italy along with other key Integra franchises.
In October 2015, we acquired the United States rights to Tornier's Salto Talaris® and Salto Talaris® XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products for $6.0 million in cash. The acquired toe and ankle products ("Salto and Futura") enhances our lower extremities product offering and accelerates our entry into the U.S. total ankle replacement market.
In July 2015, we executed the two merger agreements (collectively, the "Agreements") under which we acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med") for an aggregate purchase price of approximately $312.4 million ($210.4 million for TEI Bio and $102.0 million for TEI Med). The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash. TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
In December 2014, we acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consisted of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales of acquired products. Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market. During the fourth quarter of 2015, we adjusted the fair value of the contingent consideration to zero as we no longer believe the achievement of the sales targets is probable.
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
In January 2013, we acquired all outstanding preferred and common stock of Tarsus Medical, Inc. ("Tarsus") for $4.7 million consisting of $3.1 million in cash (including working capital adjustments of $0.2 million) and contingent consideration with an estimated acquisition date fair value of approximately $1.6 million. The potential maximum undiscounted contingent consideration consists of a first milestone payment of up to $1.5 million and a second payment of up to $11.5 million. These payments are based on reaching certain sales of acquired products. During the second quarter of 2014, we adjusted the fair value of the contingent consideration to zero as we no longer believed the achievement of the sales targets was probable and the contingent consideration period ended December 31, 2015, with no payment being made. Tarsus Medical, Inc. is a podiatry device company addressing clinical needs associated with diseases and injuries of the foot and ankle.
FACILITY OPTIMIZATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, implement a common ERP system, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. Over the past four years, we have reduced the number of manufacturing and distribution facilities that we operate by nine and have largely completed plans to consolidate operational activities into existing sites with greater utilization and efficiency as a result. We expect the benefits of these efforts will contribute to our financial results in 2016 and beyond.
While we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain.
RESULTS OF OPERATIONS

Executive Summary

Our net income from continuing operations in 2015 was $6.9 million, or $0.19 per diluted share, as compared to $36.3 million, or $1.10 per diluted share in 2014 and $22.0 million, or $0.76 per diluted share in 2013.
Revenues from 2013 to 2015 increased $186.0 million, generating $138.9 million of additional gross margin over that time period resulting primarily from the businesses we acquired. Costs and expenses increased sequentially as new employees, especially in selling general and administrative functions, joined the Company, and from the higher operating expenses associated with the businesses we acquired.
Changes in income before taxes result from the operating items described above and changes in interest expense, which increased in 2014 and 2015 because our borrowings under our Senior Facility increased. Additionally, we saw an increase in Other income primarily as a result of the transition services agreement entered into with SeaSpine in conjunction with the spin-off.
Income tax expense increased in 2015 due to $37.2 million of expense recorded relating to a non-cash tax valuation allowance as a result of the spin-off of the spine business.
Special Charges
Income before taxes includes the following special charges:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Manufacturing facility remediation costs	$—	$1,416	$8,230
Global ERP implementation charges	16,375	23,063	24,264
Structural optimization charges	16,752	13,716	5,361
Certain expenses associated with product recalls	—	—	3,431
Certain employee termination charges	2,642	9,094	1,175
Discontinued product lines charges	—	692	—
Acquisition-related charges	15,703	9,182	2,317
Spine spin-off charges	3,801	—	—
Impairment charges	—	790	340
Convertible debt non-cash interest (1)	7,871	7,140	6,463
Total	$63,144	$65,093	$51,581

(1)
The amounts have been reduced by $0.6 million, $0.8 million, and $1.0 million in 2015, 2014, and 2013, respectively, representing the non-cash interest that was capitalized as a component of the historical cost of assets constructed for the Company's own use. See Note 2, Summary of Significant Accounting Policies of our consolidated financial statements for more information.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of goods sold	$17,421	$17,094	$17,357
Research and development	580	500	968
Selling, general and administrative	38,761	40,359	26,793
Interest expense	7,871	7,140	6,463
Other income	(1,489)	—	—
Total	$63,144	$65,093	$51,581

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during 2015. We placed the ERP in service across a number of U.S. sites in May of 2014, and at that time, we began depreciating the capitalized costs associated with that part of the implementation. We expect the additional capital and integration expenses associated with our ERP system to decrease as we continue to progress in our ERP implementation over the next year.
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
We have an outstanding FDA warning letter related to TEI, a recent acquisition by Integra on July 17, 2015. TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that it was not cleared or approved. TEI responded with a corrective action plan to the FDA and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims on products and require additional corrective actions. We do not expect to incur material operating expenses to complete the corrective action plan.
There were no remediation expenses incurred in the year-ended December 31, 2015 and $1.4 million of remediation expenses consisting of consulting expenses and other work activities required to complete our remediation activities were incurred in the year-ended December 31, 2014.
Revenues and Gross Margin

Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2015	2014	2013
Segment Net Sales	(In thousands)
Specialty Surgical Solutions	$586,918	$554,872	$463,296
Orthopedics and Tissue Technologies	295,816	241,845	233,536
Total revenues	882,734	796,717	696,832
Cost of goods sold	326,542	302,946	279,548
Gross margin on total revenues	$556,192	$493,771	$417,284
Gross margin as a percentage of total revenues	63.0%	62.0%	59.9%
Revenues
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014.
For the year ended December 31, 2015, total revenues increased by $86.0 million or 11%, to $882.7 million from $796.7 million during the prior year. Domestic revenues increased $84.5 million, or 14%, to $680.8 million and were 77% of total revenues for the year ended December 31, 2015. International revenues were flat at $201.9 million compared to 2014. Foreign exchange fluctuations had a negative impact of $22.2 million on revenues for the year.
Specialty Surgical Solutions revenues were $586.9 million, an increase of 6% from the prior year. The increase resulted in part from the impact of the MicroFrance acquisition which added $24.8 million in the period. Increases in our dural repair and precision tools and instruments franchises contributed to the majority of the rest of the growth partially offset by declines in both neuro critical care and tissue ablation, both of which benefited from strong sales of capital equipment in the prior year.
Orthopedics and Tissue Technologies revenues were $295.8 million, an increase of 22% from the prior year. The increase largely resulted from the impact of the acquisitions of TEI, Metasurg, and Salto and Futura which added $38.5 million in the period. We also saw increases in our regenerative products, upper extremities and private label portfolios driven by strong demand for our skin and shoulder lines.
With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013.
For the year ended December 31, 2014, total revenues increased by $99.9 million or 14% to $796.7 million from $696.8 million during 2013. Domestic revenues increased 14.4% to $596.3 million and were 75% of total revenues for the year ended December 31, 2014. International revenues increased 12% to $200.4 million as compared to 2013. Foreign exchange fluctuations had a negligible impact on revenues for the year.
Our total revenues for the year ended December 31, 2013 were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products.
Specialty Surgical Solutions revenues were $554.9 million, an increase of 20% from 2013. The increase largely resulted from the impact of the DuraSeal product sales arising out of the Confluent Surgical acquisition which added $54.1 million in the period. We also saw increases from our dural repair franchise, which recovered from the 2013 recall, and neuro critical care and tissue ablation, both of which benefited from strong sales of capital equipment during the period. Sales in precision tools and instruments declined primarily from lower sales in our acute-care and alternate-site businesses and product discontinuations. Increases in our lighting product line and the partial-year contribution from our MicroFrance acquisition partially offset this decline.
Orthopedics and Tissue Technologies revenues were $241.8 million, an increase of 4% from 2013. This increase resulted primarily from dermal and wound care products, including our new "Thin" version of Integra Wound Matrix, and from our shoulder product line, which increased as a result of the launch of a new reverse shoulder in the latter half of 2013 and increases in the number of distributors selling our shoulder line. The remainder of our lower and upper extremity franchise increased slightly during the period partially as a consequence of sales force turnover in the second quarter of 2014 as well as the transition to our new total foot system. Sales of our private label products were up only slightly from the prior-year period because we lost some business as a result of recall issues in 2013.

With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.
Gross Margin
Gross margin as a percentage of revenues was 63.0% in 2015, 62.0% in 2014, and 59.9% in 2013. Cost of product revenues in 2015, 2014, and 2013 included $10.0 million, $1.1 million, and $1.4 million, respectively, in fair value inventory purchase accounting adjustments recorded in connection with acquisitions, and $22.3 million, $15.9 million, and $4.1 million, respectively, of amortization for technology-based intangible assets inclusive of impairments.
The increase in gross margin percentage from 2014 to 2015 resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products.
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
We expect our consolidated gross margin percentage for the full year 2016 to be approximately 64%. We expect the increase in gross margin as the result of a full year contribution from TEI and continued favorable product mix, which will more than offset the costs associated with operating our new collagen manufacturing center.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2015	2014	2013
Research and development	5.8%	5.5%	6.1%
Selling, general and administrative	47.1%	47.1%	47.7%
Intangible asset amortization	1.1%	0.9%	1.0%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, intangible asset amortization expense, and goodwill impairment charge, increased $50.7 million or 12% to $476.6 million in 2015, compared to $425.9 million in the same period last year.

RESEARCH AND DEVELOPMENT. Research and development expenses amounted to $50.9 million in 2015, compared to $43.6 million in 2014 and $42.6 million in 2013. The increase in research and development costs from 2014 to 2015 primarily resulted from additional spending on new product development and clinical studies as well as the acquisition of TEI. The increase in research and development from 2013 to 2014 primarily resulted from an increase in headcount and product development.
We are continuing to invest in clinical work and product development, and expect an increase in our research and development expenses in 2016 to between 5.5% and 6.0% of total revenues.
SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the year ended December 31, 2015 increased by $40.2 million or 10.7% to $415.8 million compared to $375.5 million in the same period last year. Selling and marketing expenses increased by $32.7 million, primarily resulting from the impact of the TEI acquisition, higher headcount in our sales force compared to last year, and commission costs, which were higher as a result of increases in revenue. General and administrative costs increased $7.5 million, primarily due to facility optimization activities and higher transaction related costs both to effectuate the spin-off of our Spine business, and to close the TEI and Salto acquisitions. In addition, we experienced higher incentive compensation costs due to improved business performance.
Selling, general and administrative expenses for the year ended December 31, 2014 increased by $43.4 million or 13.1% to $375.5 million compared to $332.2 million in 2013. Selling and marketing expenses increased by $15.0 million, primarily resulting from higher headcount in our sales force compared to last year, the impact of the DuraSeal acquisition, and commission costs which were higher as a result of increases in revenue. General and administrative costs increased $28.4 million primarily because of additional depreciation as we implemented our ERP in certain locations during May of 2014, consulting costs to support various strategic projects, higher severance costs, and acquisition-related costs from our three acquisitions in 2014. These general and administrative increases were partially offset by $1.2 million to reflect a decrease in the fair value of the contingent consideration liability because management concluded that the achievement of the sales threshold for a contingent consideration payment from a prior acquisition was no longer probable.

For 2016, we expect our reported selling, general, and administrative expenses to be between 44.5% and 45% of revenue in 2016 as we make additional investments in our commercial channels offsetting the benefit of the Medical Device Excise Tax suspension.
INTANGIBLE ASSET AMORTIZATION. Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2015 was $10.0 million compared to $6.8 million in 2014. The increase primarily resulted from a full year of amortization on the intangible assets added as part of our MicroFrance and Metasurg acquisitions in 2014 as well as partial year amortization of the intangible assets added as part of TEI, Salto, and Tekmed acquisitions in 2015.
In 2014, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) decreased by $0.3 million to $6.8 million compared to $7.1 million in 2013. The decrease primarily resulted from certain intangible assets that became fully amortized in the first half of 2013.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development ("IPR&D")) to be approximately $42.2 million in 2016, $41.5 million in 2017, $40.7 million in 2018, $40.6 million in 2019 and $40.5 million in 2020.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Interest income	$13	$168	$4,933
Interest expense	(23,517)	(21,967)	(19,725)
Other income (expense)	4,588	(492)	(1,795)
Total non-operating income and expense	$(18,916)	$(22,291)	$(16,587)

Interest Income and Interest Expense
Interest income decreased for the years ended December 31, 2015 and 2014 because the Company no longer holds any short-term investments in time deposit accounts outside the United States as it did for a portion of 2013. Interest income on our invested cash in 2015 was minimal and $0.2 million and $4.9 million in 2014 and 2013, respectively.
Interest expense was $23.5 million, $22.0 million and $19.7 million in 2015, 2014 and 2013, respectively. Interest expense increased in 2015 compared to 2014 primarily because we increased borrowings on our Senior Credit facility compared to the prior year. Also, in July 2014, we expensed $0.3 million of previously capitalized deferred financing costs in connection with the refinancing of our Senior Credit Facility. Furthermore, the amount of our 2016 Notes discount amortization increased by $0.6 million as expected when using the effective interest method for its amortization in the twelve-month period December 31, 2015.
Our reported interest expense for the years ended December 31, 2015, 2014 and 2013 includes non-cash interest related to the accounting for convertible securities of $7.9 million, $7.1 million and $6.5 million, respectively. The expense was associated primarily with the principal amount of the outstanding 2016 Notes, and interest and fees related to our $1.1 billion senior secured credit facility. In 2015, 2014, and 2013, we capitalized a total of $0.6 million, $0.8 million and $1.0 million of non-cash interest, respectively, and included it in the historical cost of assets constructed for the Company's own use.
Our reported interest expense for the years ended December 31, 2015, 2014 and 2013 included $2.3 million, $2.6 million and $2.3 million, respectively, of non-cash amortization of debt issuance costs.
Other Income (Expense)
Other income of $4.6 million in 2015 was primarily attributable to the transition services agreement entered into with SeaSpine in conjunction with the spin-off and the $1.1 million gain recorded in connection with the Tornier acquisition as well as foreign exchange losses on intercompany balances. Other expenses of $0.5 million in 2014 were attributable to foreign exchange losses on intercompany balances.
In 2013, other expenses of $1.8 million were primarily related to a write-off of $1.5 million for a capital expenditure project not placed into service and by foreign exchange losses on intercompany balances.
Income Taxes

Our effective income tax rate was 88.7%, 20.3% and (17.3)% of income before income taxes in 2015, 2014 and 2013, respectively. See Note 11, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate.
In 2015 our worldwide effective tax rate was primarily attributable to the Company's recognizing income tax expense of $37.2 million relating to a tax valuation allowance recorded in its continuing operations as a result of the spin-off of the spine business. The Company determined that upon spin-off, the deferred tax assets of the spine business would be unrealizable. Our full-year worldwide income increased over prior year, which combined with a shift in the jurisdictional mix of earnings in the current year, resulted in a change in our worldwide effective tax rate.
In 2014 our full-year worldwide income increased over prior year, primarily resulting from higher profits from our 2014 acquisitions of Covidien and MicroFrance. The shift in the jurisdictional mix of earnings in the current year caused a significant change in our worldwide effective tax rate. Additionally, the Company recorded a tax benefit in the fourth quarter of 2013 of $1.0 million related to the correction of a deferred tax item relating primarily to 2011, which helped lower the 2013 effective tax rate.
Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and other, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate the range of our worldwide effective income tax rate for 2016 to be approximately 26% to 27%.
We have recorded a valuation allowance of $4.9 million against the remaining $82.5 million of gross deferred tax assets recorded at December 31, 2015. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. That said, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made. Our deferred tax asset valuation allowance decreased $1.9 million in 2015, $0.5 million in 2014, and $4.9 million in 2013.
At December 31, 2015 we had net operating loss carryforwards of $34.4 million for federal income tax purposes, $21.7 million for foreign income tax purposes and $14.2 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $2.9 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $18.8 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2032.

As of December 31, 2015, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $261.3 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $37.9 million at December 31, 2015.  Events that could trigger a need to repatriate foreign cash to the U.S. and generate a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$680,824	$596,303	$521,244
Europe	103,057	99,207	85,448
Rest of World	98,853	101,207	90,140
Total Revenues	$882,734	$796,717	$696,832
In 2015, sales to our U.S. customers increased 14.2% from the prior year. We saw increases in our reconstructive, precision tools and instruments, and dural repair businesses which benefited from organic growth as well as the TEI and MicroFrance acquisitions. These gains were offset by decreases in tissue ablation and neuro critical care. European sales increased approximately 3.9% in 2015 compared to the prior year resulting primarily from increases in sales in our neurosurgery portfolio, led by dural repair and tissue ablation, as well as revenue related to our MicroFrance acquisition. Increases in revenue were offset by foreign exchange losses due to the declining value of the euro against the U.S. dollar. Sales to customers in the Rest of the World region decreased approximately 2.3% for the year ended December 31, 2015 primarily driven by weaker neurosurgery sales, led by dural repair and tissue ablation.
In 2014, sales to our U.S. customers increased 14.4% from the prior year. We saw increases in our reconstructive and neuro critical care businesses as well from the DuraSeal acquisition. These gains were offset by decreases in instruments and lower extremities. European sales increased approximately 16.1% in 2014 compared to the prior year resulting primarily from increases in sales in our neurosurgery portfolio led by DuraSeal and tissue ablation, as well as revenue related to our MicroFrance acquisitions. Sales to customers in the Rest of the World region increased approximately 12.3% for the year ended December 31, 2014 primarily driven by strong neurosurgery sales, led by DuraSeal and tissue ablation.
With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Australian dollars, and Chinese yuan. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses. The Company generated revenues denominated in foreign currencies of $144.5 million, $151.6 million and $125.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $48.1 million and $71.7 million at December 31, 2015 and 2014, respectively.
We determined that our existing cash, future cash to be generated from operations, and our remaining $600.0 million of borrowing capacity under our senior secured revolving credit facility at December 31, 2015, if needed, will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months.
In 2016, we anticipate that our principal uses of cash will include between $35.0 million and $40.0 million on capital expenditures primarily for support and maintenance in our existing plants for facility automation, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.
At December 31, 2015, our non-U.S. subsidiaries held approximately $36.6 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Year Ended December 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$106,692	$58,843
Net cash used in investing activities	(364,950)	(359,736)
Net cash provided by financing activities	258,513	242,784
Effect of exchange rate fluctuations on cash	(4,848)	(7,550)
Net decrease in cash and cash equivalents	$(4,593)	$(65,659)

In the third quarter of 2015, we sold 3.795 million shares of our common stock in a registered public offering to a select group of underwriters. The net proceeds of the offering were $219.7 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses. Through December 31, 2015, we used all of the net proceeds from this offering to pay down a portion of our outstanding Senior Credit Facility balance.
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
Cash Flows Provided by Operating Activities
We generated operating cash flows of $106.7 million, $58.8 million and $53.0 million for years ended December 31, 2015, 2014 and 2013, respectively.
Operating cash flows in 2015 increased compared to the same period in 2014. Net income decreased compared to 2014 primarily because of the impact of the tax valuation allowance recorded in conjunction with the SeaSpine spin-off, which was a non-cash adjustment. Net income for the year adjusted for items included in net income which did not result in a change to our cash balance amounted to cash inflows of $123.6 million, compared to $99.7 million in 2014. Changes in working capital in 2015 decreased cash flows by approximately $18.5 million. Among the changes in working capital, accounts receivable used $16.2 million of cash, inventory used $3.8 million of cash, prepaid expenses and other current assets used $0.2 million of cash, and accounts payable, accrued expenses and other current liabilities provided $1.6 million of cash.
Operating cash flows for 2014 benefited from an increase in net income of $14.3 million compared to 2013. Net income for the year adjusted for items included in net income which did not result in a change to our cash balance amounted to cash inflows of $99.7 million compared to $72.3 million in 2013. Changes in working capital decreased cash flows by approximately $25.5 million. Among the changes in working capital, accounts receivable used $17.1 million of cash, inventory used $24.1 million of cash, prepaid expenses and other current assets provided $16.5 million of cash, and accounts payable, accrued expenses and other current liabilities used $1.9 million of cash.
Net income for the year ended December 31, 2013, plus items included in those earnings that did not result in a change to our cash balance, amounted to $72.3 million. In 2013, the impact of net working capital items on operating cash flows was a decrease of $22.3 million. Accounts receivable provided $1.0 million of cash, prepaid expenses and other current assets provided $2.0 million of cash, and accounts payable, accrued expenses, and other current liabilities provided $1.3 million of cash. Inventory used $27.4 million of cash.
Cash Flows Used in Investing Activities
During the year ended December 31, 2015, we paid $33.4 million in cash for capital expenditures, most of which was directed to the expansion of our collagen manufacturing center and ERP implementation. We also paid an aggregate of $328.9 million for the acquisition of TEI, Salto and Futura product lines, and Tekmed. We transferred $4.1 million to a restricted cash account to support our European cash pool activities.
During the year ended December 31, 2014, we paid $38.3 million in cash for capital expenditures, most of which was directed to the expansion of our collagen manufacturing center and our ERP system implementation. We also paid $320.9 million in cash for the acquisition of Confluent Surgical, MicroFrance, and Metasurg.
During the year ended December 31, 2013, we paid $42.3 million in cash for capital expenditures, most of which was directed to the expansion and remediation of our collagen manufacturing center and implementation of our ERP system. We also paid $3.0 million in cash for the acquisition of Tarsus Medical, Inc.
Cash Flows Provided by Financing Activities
Our principal sources of cash from financing activities in the year ended December 31, 2015 were from $219.7 million of net proceeds from the issuance of 3.795 million shares of common stock in the third quarter, $545.0 million of borrowings under our Senior Credit Facility, and $7.3 million in proceeds from stock option exercises and the tax impact of stock-based compensation, offset by $465.6 million in repayments under our Senior Credit Facility.
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
Working Capital
At December 31, 2015 and December 31, 2014, working capital was $299.4 million and $403.3 million, respectively.
Upcoming Debt Maturities

The Company’s 1.625% senior convertible notes mature in 2016. The Company may attempt to refinance, extend, or use available borrowing capacity under the Senior Credit Facility to settle this obligation within the next 12 months depending on prevailing market conditions. Our ability to refinance or extend this obligation will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us. The Company considers the balance to be long term in nature based on its current intent and ability to refinance the borrowing within the next twelve-month period.

Amended and Restated Senior Credit Agreement
On August 28, 2015, the Company entered into a second amendment (the "Second Amendment") to that certain Third Amended and Restated Credit Agreement, dated as of July 2, 2014 among the Company, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents.
The Second Amendment creates an aggregate principal amount of up to $1.1 billion available to the Company through the following facilities:

i.	a $750.0 million revolving credit facility which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans, and

ii.	a $350.0 million term loan facility.
In connection with the Second Amendment, the Company borrowed $200.0 million of incremental term loans as permitted under the original terms of the Senior Credit Facility to repay a portion of the Company's outstanding revolving loans. Additionally, the Second Amendment (i) enables the Company to incur up to $200.0 million of incremental loans in the future and (ii) modifies the consolidated leverage ratio covenant in the Credit Agreement. The July 2014 amended and restated Senior Credit Facility extended the maturity date of the prior facility from June 8, 2016 to July 2, 2019.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2015 the Company was in compliance with all such covenants. The Company capitalized $1.4 million and $3.2 million of incremental financing costs in 2015 and 2014, respectively, in connection with the modifications of the Senior Credit Facility and expensed $0.3 million in 2014 of previously capitalized financing costs. No previously capitalized financing costs were expensed in 2015 related to the modification.
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, acquisitions, debt repayments and other general corporate purposes. At December 31, 2015 and 2014, there was $150.0 million and $266.9 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 1.9% and 1.7%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside the next twelve-month period. At December 31, 2015 and 2014 there was $346.2 million and $150.0 million, respectively, outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.8% and 1.7%, respectively. Contractual repayments of the term loan began in September 2015. We classify as short-term those repayments that are due within twelve months.
At December 31, 2015, there was approximately $600.0 million available for borrowing under the Senior Credit Facility.
Convertible Debt and Related Hedging Activities
We pay interest each June 15 and December 15 on our $230.0 million senior convertible notes due December 2016 (“2016 Notes”) at an annual interest rate of 1.625%.
The 2016 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). We expect to satisfy any conversion of the 2016 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the respective indenture and, with respect to any excess conversion value, with shares of our common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 150% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the applicable indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur, which includes the planned spin-off of the spine business. The issue price of the 2016 Notes was equal to their face amounts, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the announced spin-off of the Company's subsidiary, SeaSpine Holdings Corporation, which allowed the holders to convert all or any of the 2016 Notes subject to certain conditions. The 2016 Notes were convertible through June 10, 2015 and as of the close of the conversion window, note holders provided notice to convert 2,903 notes. During the twelve months ended December 31, 2015, the Company paid $2.9 million in cash and issued 8,457 shares to settle the obligation to the note holders that converted. As a result of the spin-off and pursuant to the indenture for the Company's 2016 Notes, the initial conversion price and rate was adjusted effective July 1, 2015. The conversion price on the 2016 Notes has been adjusted to $52.83 per share and the new conversion rate is 18.9287 shares per $1,000 principal amount of 2016 Notes.
In connection with the issuance of the 2016 Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2016 Notes (the “hedge participants”). The cost of the call transactions to us was approximately $42.9 million for the 2016 Notes. We received approximately $28.5 million of proceeds from the warrant transactions for 2016 Notes. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions is approximately $57.44, subject to anti-dilution adjustments substantially similar to those in the 2016 Notes. The initial strike price of the warrant transactions is approximately $70.05 for the 2016 Notes, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similarly to the 2016 Notes as a result of the spin-off to $52.83 per share and $64.43 per share, respectively.
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
Share Repurchase Plan
On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program through December 31, 2015 and $75.0 million remains available under the authorization.

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
Contractual Obligations and Commitments
As of December 31, 2015, we were obligated to pay the following amounts under the following agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Convertible Securities(1)	$227.1	$227.1	$—	$—	$—
Senior Credit Facility(2) - Revolver	150.0	—	—	150.0	—
Senior Credit Facility - Term Loan	346.3	14.4	58.1	273.8	—
Interest(3)	22.5	9.6	10.6	2.3	—
Employment Agreements(4)	1.6	0.8	0.8	—	—
Operating Leases	50.8	10.0	12.1	6.2	22.5
Purchase Obligations	7.4	3.3	2.8	1.3	—
Other	1.9	1.5	0.2	0.1	0.1
Total	$807.6	$266.7	$84.6	$433.7	$22.6

(1)
The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 5, Debt of our consolidated financial statements for additional information.

(2)
The Company may borrow and make payments against the credit facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside the next twelve-month period.

(3)
Interest is calculated on the convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $1.1 million. We also have excluded contingent consideration resulting from certain acquisitions, which total $21.8 million. These liabilities for uncertain tax benefits and contingent consideration have been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits or contingent consideration may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the year ended December 31, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
Acquisitions
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.
Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
Valuation of Goodwill
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
In the first quarter of 2015, we revised our reportable segments in connection with the realignment of our portfolio. Specifically, we integrated the five existing business divisions into three global divisions, no longer focusing on international as a separate reportable segment but managing each business globally. The change in reportable segments resulted in our requirement to reallocate existing goodwill to the new reportable segments based on the relative fair value of the four underlying reporting units: Specialty

Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, Spine, and Orthopedics and Tissue Technologies. Refer to Note 15 - Segment and Geographic Information for more information on the change in reportable segments. With the reportable segments now being managed at a global level, goodwill previously assigned to the EMEA, LAPAC, and Private Label reporting units was reallocated to the new reporting units. We estimated the fair value of the four reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value our reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

•
The reporting unit's financial projections, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and our strategic objectives and future growth plans.

•
The projected terminal value for the reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal value reflects our assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as our specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Given the excess of the Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, and Orthopedics and Tissue Technologies estimated fair values over their carrying values after the reallocation of goodwill, no impairment was recognized. The goodwill assigned to the Spine reporting unit was impaired during the first quarter of 2015 and the impairment has been presented in the Company's discontinued operations.
In addition to the goodwill impairment testing performed in conjunction with the change in reportable segments, we performed our annual goodwill impairment test as of July 31, 2015. In reviewing goodwill for impairment, we have the option - for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to step one of the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.
On July 1, 2015, we completed the separation of our spine business, which also represented a reporting unit. See Note 3 - Discontinued Operations for additional information. Following the separation, we have three remaining underlying reporting units. We elected to perform a two-step quantitative analysis for our three reporting units as of July 31, 2015. To derive the fair value of the reporting units, we utilized a discounted cash flow model and inputs and assumptions that were similar to our discounted cash flow model performed in the reallocation of goodwill. We determined, after performing the Step-1 fair value analysis, that the reporting units' fair value was in excess of their carrying value; therefore, it was not necessary to proceed to Step-2 of the goodwill impairment test for Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, and Orthopedics and Tissue Technologies.
Valuation of Identifiable Intangible Assets and In-Process Research and Development Charges
When the Company acquires a business, the assets acquired, including IPR&D, and liabilities assumed are recorded at their respective fair values as of the acquisition date. The Company's policy defines IPR&D as the fair value of those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of intangible assets, including IPR&D, acquired as part of a business combination requires the Company to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to other intangible assets, including IPR&D, is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.
IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis or accelerated basis, as appropriate, over its estimated useful life. If the R&D project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.
Due to the uncertainty associated with R&D projects, there is risk that actual results will differ materially from the original cash flow projections and that the R&D project will result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.
Other intangible assets include patents, trademarks, purchased technology, and supplier and customer relationships. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
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
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize a discounted cash flow model to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2015, we did not have any outstanding derivative instruments requiring fair value measurements.
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
Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company's global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. See Note 11, Income Taxes, in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax expense (benefit) and the effect foreign taxes have on our overall effective tax rate.
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
We believe that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances; however, it is possible that additional exposures exist and that exposures will be settled at amounts different from the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves.
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
Recently Issued and Adopted Accounting Standards
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The new guidance is effective for Integra prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after January 1, 2015. The spin-off of the spine business by the Company on July 1, 2015 met the definition of a discontinued operation under the new guidance and, as a result, the Company reflected the provisions of the new guidance in its third quarter 2015 results.
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption will be permitted as of January 1, 2017. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.
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
In July 2015, the FASB issued Update No. 2015-11, Simplifying the Measurement of Inventory. The amendment requires an entity to measure inventory that is within the scope of this amendment at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years for public business entities. Early adoption is permitted. The implementation of the amended guidance is not expected to have a material impact on the consolidated financial position or results of operations.
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
In November 2015, the FASB issued Update No. 2015-17, Income Taxes (Topic 740). Under current accounting guidance an entity is required to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The amendment requires that an entity present all deferred tax assets and liabilities as non-current in a classified statement of financial position. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. The Company adopted this guidance effective December 31, 2015 on a prospective basis. As a result, the Company has not retrospectively adjusted the balance sheet classification and presentation for the deferred tax assets and liabilities for years prior to 2015.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, Japanese yen, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. At December 31, 2015 and 2014, the Company had no foreign currency forward contracts outstanding.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2015 would increase interest income by approximately $0.5 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 2 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate swap derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap expired in August 2015. We recognized $0.9 million of additional interest expense related to this derivative during the year-ended December 31, 2015.
Based on our outstanding borrowings at December 31, 2015, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $5.0 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. We excluded TEI from our assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. The total assets and total revenues of TEI, a wholly-owned subsidiary, represents 1.8% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 24, 2016, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

2.3
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015)

2.4
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.5
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
First Amendment, dated as of December 19, 2014, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 29, 2014)

4.3(l)
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

10.3(a)
Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*

10.3(b)	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

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

10.10(d)	Third Amended and Restated 2003 Equity Incentive Plan effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)*

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

10.37	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.38	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.39	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.40	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.41	Form of Stock Option Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.42	Form of Stock Option Agreement for Glenn Coleman (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.43
Agreement and General Release by and between Robert Paltridge and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.44(a)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014)*

10.44(b)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2015)*

10.45(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.45(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.45(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.45(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.45(e)	Compensation of Non-Employee Directors of the Company effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2014)*

10.45(f)	Compensation of Non-Employee Directors of the Company effective May 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2015)*

10.46(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.46(b)
New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.38(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.46(c)	Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.46(d)
Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.46(e)
New Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.38(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.46(f)	Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.46(g)
Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)*

10.46(h)
New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.38(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.46(i)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.46(j)
Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.46(k)	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.46(l)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.46(m)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(n)
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.47	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.48	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.49
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.50
Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.51
Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.52
Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.53
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

10.66
Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.67
Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.68
Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.69
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.70
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.71(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.71(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.71(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

10.72	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)*

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

99.1
Letter, dated December 21, 2011, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

99.2
Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

99.3
Letter, dated November 1, 2012, from the United States Food and Drug Administration to Integra NeuroSciences Ltd. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012)

99.4
Letter, dated February 13, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2013)

99.5
Letter, dated September 24, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013)

99.6
Food and Drug Administration Form FDA-483, dated November 26, 2013, relating to the inspection of the Añasco Facility (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

99.7
Letter, dated January 14, 2015, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 20, 2015)

99.8
Letter, dated May 29, 2015, from the United States Food and Drug Administration to TEI Biosciences Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

99.9
Letter, dated June 30, 2015, from the United States Food and Drug Administration to Integra LifeSciences (Ireland) Limited  (Incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J. Arduini	President and Chief Executive Officer,	February 26, 2016
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ Glenn G. Coleman	Corporate Vice President and	February 26, 2016
Glenn G. Coleman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 26, 2016
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 26, 2016
Keith Bradley, Ph.D.

/s/ Richard E. Caruso, Ph.D.	Director	February 26, 2016
Richard E. Caruso, Ph.D.

/s/ Barbara B. Hill	Director	February 26, 2016
Barbara B. Hill

/s/ Lloyd W. Howell, Jr.	Director	February 26, 2016
Lloyd W. Howell, Jr.

/s/ Donald E. Morel, Jr., Ph.D.	Director	February 26, 2016
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 26, 2016
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 26, 2016
Christian S. Schade

/s/ James M. Sullivan	Director	February 26, 2016
James M. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Company’s 2015 Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded TEI from their assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination on July 17, 2015. We have also excluded TEI from our audit of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination. The total assets and total revenues of TEI, a wholly-owned subsidiary, was 1.8% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2016

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Total revenue, net	$882,734	$796,717	$696,832
Costs and Expenses:
Cost of goods sold	326,542	302,946	279,548
Research and development	50,895	43,559	42,622
Selling, general and administrative	415,757	375,545	332,190
Intangible asset amortization	9,953	6,810	7,099
Total costs and expenses	803,147	728,860	661,459
Operating income	79,587	67,857	35,373
Interest income	13	168	4,933
Interest expense	(23,517)	(21,967)	(19,725)
Other income (expense), net	4,588	(492)	(1,795)
Income from continuing operations before income taxes	60,671	45,566	18,786
Provision (benefit) for income taxes	53,820	9,271	(3,241)
Net income from continuing operations	$6,851	$36,295	$22,027
Loss from discontinued operations (net of tax benefit)	$(10,370)	$(2,291)	$(43,094)
Net (loss) income	$(3,519)	$34,004	$(21,067)

Net (loss) income per share - basic:
Income from continuing operations	$0.20	$1.12	$0.78
Loss from discontinued operations	$(0.30)	$(0.07)	$(1.52)
Net (loss) income per share - basic	$(0.10)	$1.05	$(0.74)

Net (loss) income per share - diluted:
Income from continuing operations	$0.19	$1.10	$0.76
Loss from discontinued operations	$(0.29)	$(0.07)	$(1.50)
Net (loss) income per share - diluted	$(0.10)	$1.03	$(0.74)

Weighted average common shares outstanding (See Note 12):
Basic	34,495	32,432	28,416
Diluted	35,677	32,960	28,802

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net (loss) income	$(3,519)	$34,004	$(21,067)
Other comprehensive income (loss), before tax:
Change in foreign currency translation adjustments	(25,841)	(26,674)	5,874

Unrealized loss on derivatives
Unrealized derivative losses arising during period	(25)	(206)	(110)
Less: Reclassification adjustments for losses included in net income (loss)	(923)	(1,747)	(1,830)
Unrealized gain on derivatives	898	1,541	1,720

Defined benefit pension plan - net gain (loss) arising during period	904	1,672	(1,398)

Total other comprehensive income (loss), before tax	(24,039)	(23,461)	6,196
Income tax (expense) benefit related to items in other comprehensive income (loss)	(375)	(954)	(472)
Total other comprehensive income (loss), net of tax	(24,414)	(24,415)	5,724

Comprehensive income (loss), net of tax	$(27,933)	$9,589	$(15,343)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$48,132	$71,734
Restricted cash and cash equivalents	4,073	—
Trade accounts receivable, net of allowances of $5,572 and $5,659	132,241	110,414
Inventories, net	211,429	189,133
Deferred tax assets	—	30,564
Prepaid expenses and other current assets	42,620	27,691
Current assets of discontinued operations	—	99,785
Total current assets	438,495	529,321
Property, plant and equipment, net	205,181	193,626
Intangible assets, net	603,740	412,568
Goodwill	512,389	363,479
Deferred tax assets	6,932	4,471
Other assets	7,967	10,220
Non-current assets of discontinued operations	—	73,734
Total assets	$1,774,704	$1,587,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$14,375	$3,750
Accounts payable, trade	34,772	28,867
Deferred revenue	5,666	5,176
Accrued compensation	45,154	34,643
Accrued expenses and other current liabilities	39,160	39,809
Current liabilities of discontinued operations	—	13,780
Total current liabilities	139,127	126,025
Long-term borrowings under senior credit facility	481,875	413,125
Long-term convertible securities	218,720	213,121
Deferred tax liabilities	154,891	100,417
Other liabilities	28,648	27,778
Long-term liabilities of discontinued operations	—	2,631
Total liabilities	1,023,261	883,097
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 45,857 and 41,644 issued at December 31, 2015 and 2014, respectively	459	416
Additional paid-in capital	1,020,128	779,555
Treasury stock, at cost; 8,915 and 8,907 shares at December 31, 2015 and 2014, respectively	(367,121)	(367,121)
Accumulated other comprehensive loss	(47,902)	(23,488)
Retained earnings	145,879	314,960
Total stockholders’ equity	751,443	704,322
Total liabilities and stockholders’ equity	$1,774,704	$1,587,419

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(3,519)	$34,004	$(21,067)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	10,370	2,291	43,094
Depreciation and amortization	58,863	46,434	31,013
Non-cash impairment charges	380	790	340
Deferred income tax provision (benefit)	(351)	(6,849)	(1,341)
Non-cash valuation allowance	37,210	—	—
Share-based compensation	15,450	14,554	9,842
Amortization of debt issuance costs	2,264	2,571	2,298
Non-cash interest expense	7,911	7,104	6,463
Payment of accreted interest	(384)	—	—
Loss on disposal of property and equipment	481	909	1,965
Excess tax benefits from stock-based compensation arrangements	(3,792)	(1,384)	(270)
Change in fair value of contingent consideration	(177)	(764)	—
Gain on bargain purchase	(1,111)	—	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(16,231)	(17,145)	1,010
Inventories	(3,759)	(24,138)	(27,364)
Prepaid expenses and other current assets	(233)	16,526	1,996
Other non-current assets	610	(10,914)	1,872
Accounts payable, accrued expenses and other current liabilities	1,629	(1,907)	1,334
Deferred revenue	136	1,118	697
Other non-current liabilities	945	(4,357)	1,159
Net cash provided by operating activities of continuing operations	106,692	58,843	53,041
Net cash (used in) provided by operating activities of discontinued operations	(12,209)	20,620	227
Net cash provided by operating activities	94,483	79,463	53,268
INVESTING ACTIVITIES:
Change in restricted cash	(4,087)	—	—
Cash used in business acquisitions, net of cash acquired	(328,888)	(320,921)	(2,980)
Purchases of property and equipment	(33,413)	(38,340)	(42,301)
Sales of property and equipment	1,438	—	535
Other changes in intangible assets	—	(475)	—
Net cash used in investing activities of continuing operations	(364,950)	(359,736)	(44,746)
Net cash used in investing activities of discontinued operations	(7,060)	(3,581)	(5,550)
Net cash used in investing activities	(372,010)	(363,317)	(50,296)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	545,000	425,000	30,000
Repayments under senior credit facility	(465,625)	(195,000)	(165,000)
Proceeds from the issuance of common stock, net of issuance costs	219,669	—	152,458
Distribution to SeaSpine	(47,013)	—	—
Payment of liability component of convertible notes	(2,519)	—	—
Payment of capital lease obligation	(709)	(605)	—
Debt issuance costs	(1,426)	(3,210)	(1,053)
Proceeds from exercised stock options	7,345	15,215	2,344
Excess tax benefits from stock-based compensation arrangements	3,791	1,384	270
Net cash provided by financing activities	258,513	242,784	19,019
Effect of exchange rate changes on cash and cash equivalents	(4,848)	(7,550)	1,685
Net (decrease) increase in cash and cash equivalents	(23,862)	(48,620)	23,676
Cash and cash equivalents at beginning of period	71,994	120,614	96,938
Cash and cash equivalents at end of period	$48,132	$71,994	$120,614

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2012	36,852	$369	(8,907)	$(367,121)	$587,301	$(4,797)	$302,023	$517,775
Net loss	—	—	—	—	—	—	(21,067)	(21,067)
Other comprehensive income (loss), net of tax	—	—	—	—	—	5,724	—	5,724
Issuance of common stock	4,025	40	—	—	152,418	—	—	152,458
Issuance of common stock through employee benefit plans	6	—	—	—	234	—	—	234
Share-based compensation	159	1	—	—	10,965	—	—	10,966

Balance, December 31, 2013	41,042	$410	(8,907)	$(367,121)	$750,918	$927	$280,956	$666,090
Net income	—	—	—	—	—	—	34,004	34,004
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,415)	—	(24,415)
Issuance of common stock through employee benefit plans	6	—	—	—	286	—	—	286
Share-based compensation	596	6	—	—	28,351	—	—	28,357

Balance, December 31, 2014	41,644	$416	(8,907)	$(367,121)	$779,555	$(23,488)	$314,960	$704,322
Net loss	—	—	—	—	—	—	(3,519)	(3,519)
Separation of SeaSpine	—	—	—	—	—	(1,667)	(165,562)	(167,229)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(22,747)	—	(22,747)
Treasury Share purchases	—	—	(8)	—	—	—	—	—
Issuance of common stock	4,003	40	—	—	219,640	—	—	219,680
Issuance of common stock through employee benefit plans	4	—	—	—	231	—	—	231
Share-based compensation	206	3	—	—	20,702	—	—	20,705
Balance, December 31, 2015	45,857	$459	(8,915)	$(367,121)	$1,020,128	$(47,902)	$145,879	$751,443

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
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated in consolidation. See Note 4, Acquisitions and Pro Forma Results, for details of new subsidiaries included in the consolidation.
On July 1, 2015, the Company completed the distribution of 100% of the outstanding common shares of SeaSpine Holdings Corporation ("SeaSpine") to Integra shareholders who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company has classified the results of operations, cash flows, and related assets and liabilities of SeaSpine as discontinued operations for all periods presented in the Company's Form 10-K. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relates to the Company's continuing operations. Refer to Note 3, Discontinued Operations, for additional information regarding the distribution.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and cash equivalents represents cash that is not available for use in our operations. The Company had restricted cash and cash equivalents of $4.1 million as of December 31, 2015. There was no restricted cash as of December 31, 2014.
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
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Finished goods	$125,869	$120,477
Work in process	47,962	38,938
Raw materials	37,598	29,718
Total inventories, net	$211,429	$189,133
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2015 or 2014.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2015	2014	Useful Lives
	(In thousands)
Land	$2,189	$3,308
Buildings and building improvements	17,611	16,271	5-40 years
Leasehold improvements	75,575	41,154	1-20 years
Machinery and production equipment	103,083	86,010	3-20 years
Surgical instrument kits	15,916	10,758	4-5 years
Information systems and hardware	93,742	90,672	1-7 years
Furniture, fixtures, and office equipment	15,010	14,861	1-15 years
Construction-in-progress	50,571	78,055
Total	373,697	341,089
Less: Accumulated depreciation	(168,516)	(147,463)
Property, plant and equipment, net	$205,181	$193,626
Depreciation expense associated with property, plant and equipment was $27.0 million, $23.7 million, and $19.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company leases certain computer equipment under capital lease agreements. The gross carrying value of such leases amounted to $2.0 million at December 31, 2015 and 2014. The accumulated depreciation of such leases amounted to $1.3 million and $0.7 million at December 31, 2015 and 2014, respectively, and the cost is included as a component of furniture, fixtures, office equipment and information systems and hardware.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2015 and 2014, respectively, the Company capitalized $1.7 million and $2.6 million and of interest expense into property, plant and equipment.
ACQUISITIONS
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.
Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
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
In the first quarter of 2015 the Company revised its reportable segments in connection with the realignment of its portfolio. Specifically, the Company integrated the five existing business divisions into three global divisions, no longer focusing on international as a separate reportable segment but managing each business globally. The change in reportable segments resulted in the Company's requirement to reallocate existing goodwill to the new reportable segments based on the relative fair value of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company's four underlying reporting units: Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, Spine, and Orthopedics and Tissue Technologies. Refer to Note 13 - Segment and Geographic Information for more information on the change in reportable segments. With the reportable segments now being managed at a global level, goodwill previously assigned to the EMEA, LAPAC, and Private Label reporting units was reallocated to the new reporting units. The Company estimated the fair value of the four reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

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

Given the excess of the Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, and Orthopedics and Tissue Technologies estimated fair values over their carrying values after the reallocation of goodwill, no impairment was recognized. The goodwill assigned to the Spine reporting unit was impaired during the first quarter of 2015 and the impairment charge has been presented in the Company's discontinued operations.
In addition to the goodwill impairment testing performed in conjunction with the change in reportable segments, the Company performed its annual goodwill impairment test as of July 31, 2015. In reviewing goodwill for impairment, the Company has the option - for any or all of its reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to step one of the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.
On July 1, 2015, the Company completed the separation of its spine business, which also represented a reporting unit. See Note 3 - Discontinued Operations for additional information. Following the separation, the Company has three remaining underlying reporting units. The Company elected to perform a two-step quantitative analysis for its three reporting units as of July 31, 2015. To derive the fair value of the reporting units, the Company utilized a discounted cash flow model and inputs and assumptions that were similar to its discounted cash flow model performed in the reallocation of goodwill. The Company determined, after performing the Step-1 fair value analysis, that the reporting units' fair value was in excess of their carrying value; therefore, it was not necessary to proceed to Step-2 of the goodwill impairment test for Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, and Orthopedics and Tissue Technologies.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying amount of goodwill in 2015 and 2014 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2014	$281,829	$81,650	$363,479
MicroFrance working capital and purchase price adjustments	(1,069)	—	(1,069)
Metasurg working capital and purchase price adjustment	—	263	263
TEI acquisition	—	147,878	147,878
Tekmed acquisition	9,665	—	9,665
Foreign currency translation	(5,449)	(2,378)	(7,827)
Balance, December 31, 2015	$284,976	$227,413	$512,389
When the Company acquires a business, the assets acquired, including IPR&D, and liabilities assumed are recorded at their respective fair values as of the acquisition date. The Company's policy defines IPR&D as the fair value of those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of intangible assets, including IPR&D, acquired as part of a business combination requires the Company to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to other intangible assets, including IPR&D, is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.
IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis or accelerated basis, as appropriate, over its estimated useful life. If the R&D project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.
Due to the uncertainty associated with R&D projects, there is risk that actual results will differ materially from the original cash flow projections and that the R&D project will result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.
Other intangible assets include patents, trademarks, purchased technology, and supplier and customer relationships. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company's identifiable intangible assets were as follows:

	Weighted Average Life	December 31, 2015
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	17 years	$480,684	$(67,978)	$412,706
Customer relationships	12 years	153,246	(68,811)	84,435
Trademarks/brand names (2)	30 years	90,837	(16,374)	74,463
Supplier relationships	27 years	34,721	(12,236)	22,485
All other (1)	5 years	10,958	(1,307)	9,651
		$770,446	$(166,706)	$603,740

	Weighted Average Life	December 31, 2014
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	18 years	$314,664	$(46,339)	$268,325
Customer relationships	13 years	105,201	(63,689)	41,512
Trademarks/brand names (2)	34 years	44,220	(15,455)	28,765
Trademarks/brand names (2)	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(10,809)	23,912
All other (1)	4 years	2,910	(1,340)	1,570
		$550,200	$(137,632)	$412,568

(1)	At December 31, 2015 and 2014, all other included IPR&D of $1.0 million and $1.4 million, respectively, which was indefinite-lived.

(2)
In August 2015, the Company reevaluated the Miltex, CUSA, Luxtec, and Omni-Tract trade names and determined that they are no longer indefinite-lived intangible assets. The Company assigned remaining useful lives ranging from 20 to 30 years, consistent with other trademarks/brand names, and began amortization.

The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the second quarter, or more frequently as impairment indicators arise, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent annual assessment during the second quarter of 2015, which resulted in no impairments.
During 2015, the Company recorded impairment charges of $0.4 million in research and development expense related to IPR&D projects that have been discontinued in its Orthopedics and Tissue Technologies segment.
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
During 2013, the Company recorded impairment charges of $0.4 million in research and development expense related to IPR&D projects that have been discontinued in its Orthopedics and Tissue Technologies segment.
Amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) for the years ended December 31, 2015, 2014 and 2013 was $32.2 million, $22.7 million and $11.2 million, respectively. Annual amortization expense is expected to approximate $42.2 million in 2016, $41.5 million in 2017, $40.7 million in 2018, $40.6 million in 2019 and $40.5 million in 2020. Amortization of product technology based intangible assets totaled $22.3 million, $15.9 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is presented by the Company within cost of goods sold.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.9 million, $0.6 million and $0.6 million to the Integra Foundation during the years ended December 31, 2015, 2014 and 2013, respectively. These contributions were recorded in selling, general, and administrative expense.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company continues to indefinitely reinvest substantially all of its foreign earnings. Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. As of December 31, 2015, taxes have not been provided on approximately $261.3 million of accumulated foreign unremitted earnings on certain non-US subsidiaries that are expected to remain invested indefinitely. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $37.9 million.  One time or unusual items that may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary, changes in tax laws.
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
SHIPPING AND HANDLING FEES AND COSTS
Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $13.7 million, $13.2 million and $12.8

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million were recorded in selling, general and administrative expense during the years ended December 31, 2015, 2014 and 2013, respectively.
PRODUCT WARRANTIES
Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated. Accrued warranty expense of $0.8 million and $0.3 million is recorded in the consolidated balance sheet at December 31, 2015 and 2014, respectively.
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
PENSION BENEFITS
A defined benefit pension plan covers former employees in Germany. Various factors are considered in determining the pension liability, including the number of employees expected to be paid their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligations, the timing of benefit payments and other actuarial assumptions. If the actual results and events for the pension plans differ from current assumptions, the benefit obligation may be over or under valued.
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
In September 2015, the Company completed the buy-out of its defined benefit pension plan in the U.K. which covered certain employees and retirees. All plan assets of the defined benefit pension plan were transferred to an independent financial services firm and the Company made cash contributions of approximately $1.8 million for the year-ended December 31, 2015. The Company recorded expenses totaling approximately $5.6 million in selling, general and administrative costs in conjunction with the buy-out of the plan. The buy-out of the U.K. pension plan eliminated future obligations of the Company under this plan.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension contributions to the remaining German plan are expected to be consistent over the next few years since the plan is frozen. Contributions made to both the UK and Germany plan during the years ended December 31, 2015, 2014 and 2013 were $2.2 million, $0.9 million and $0.8 million, respectively.
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
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2015, 2014 and 2013.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 . The new guidance is effective for Integra prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after January 1, 2015. The spin-off of the spine business by the Company on July 1, 2015 met the definition of a discontinued operation under the new guidance and, as a result, the Company reflected the provisions of the new guidance in its third quarter 2015 results.
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption will be permitted as of January 1, 2017. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The implementation of the amended guidance is not expected to have a material impact on the consolidated results of operations and will result in a reclassification of the debt issuance costs from other long-term assets to long-term debt when adopted.
In July 2015, the FASB issued Update No. 2015-11, Simplifying the Measurement of Inventory. The amendment requires an entity to measure inventory that is within the scope of this amendment at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years for public business entities. Early adoption is permitted. The implementation of the amended guidance is not expected to have a material impact on the consolidated financial position or results of operations.
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
In November 2015, the FASB issued Update No. 2015-17, Income Taxes (Topic 740). Under current accounting guidance an entity is required to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The amendment requires that an entity present all deferred tax assets and liabilities as non-current in a classified statement of financial position. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. The Company adopted this guidance effective December 31, 2015 on a prospective basis. As a result, the Company has not retrospectively adjusted the balance sheet classification and presentation for the deferred tax assets and liabilities for years prior to 2015.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.
SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the payment of accreted interest associated with the settlement of the 2016 Convertible Notes, cash paid for interest during the years ended December 31, 2015, 2014 and 2013 was $12.7 million (net of $1.7 million that was capitalized into construction in progress), $10.9 million (net of $2.6 million that was capitalized into construction in progress) and $9.5 million (net of $3.2 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes for the years ended December 31, 2015, 2014 and 2013 was $21.3 million, $6.8 million and $3.7 million, respectively.
Property and equipment purchases included in liabilities at December 31, 2015, 2014 and 2013 were $4.7 million, $3.3 million and $8.1 million, respectively.
3. DISCONTINUED OPERATIONS

On October 29, 2014, Integra's Board of Directors approved the announcement of a plan to separate SeaSpine from Integra as a new, publicly traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Integra's board of directors based this determination, in part, on its belief that the tax-free distribution of SeaSpine shares to Integra stockholders is the most efficient manner to separate our business from Integra's other medical technology businesses. On November 3, 2014, the Company announced its intention to separate its spine business, which was previously a separate reportable segment. On July 1, 2015, the Company completed the distribution of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

100% of the outstanding common stock of SeaSpine to Integra stockholders, who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company and SeaSpine share three board members, including the chair of Integra’s board of directors who is lead director for SeaSpine. The separation agreement ensures that SeaSpine had approximately $47.0 million of total cash immediately following the distribution. No gain or loss was recognized on the part of the Company or shareholders as a result of the distribution resulting from the separation of the spine business.

The historical results of operations, cash flows, and statement of financial position of SeaSpine have been presented as discontinued operations in the consolidated financial statements and prior periods have been revised. Discontinued operations include results of SeaSpine's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by Integra to SeaSpine. These allocated costs will remain part of continuing operations. Discontinued operations also include other costs incurred by Integra to separate SeaSpine from the fourth quarter of 2014 through the second quarter of 2015. These costs include transaction charges, advisory and consulting fees, and information system expenses. For the third quarter 2015 and going forward, SeaSpine is a stand-alone public company that will separately report its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of SeaSpine included within discontinued operations for the Company may not be indicative of actual financial results of SeaSpine as a stand-alone company.

The following table summarizes results from discontinued operations of SeaSpine included in the consolidated statement of operations:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Total revenue	$65,775	$137,808	$147,314
Costs and expenses	80,618	140,124	192,843
Operating income (loss)	(14,843)	(2,316)	(45,529)
Other income (expense), net	(766)	(271)	(4,559)
Income (loss) from discontinued operations before tax	(15,609)	(2,587)	(50,088)
Provision (benefit) for income taxes	(5,239)	(296)	(6,994)
Net income (loss) from discontinued operations	$(10,370)	$(2,291)	$(43,094)

No income or expense has been recorded for the SeaSpine business after the separation from Integra on July 1, 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents Integra's spine business assets and liabilities removed from the consolidated balance sheet as of July 1, 2015:

July 1, 2015
(in thousands)
Assets:
Cash	$47,178
Accounts receivable	20,856
Inventory	49,425
Other current assets	13,411
Current assets of discontinued operations	130,870
Property, plant, and equipment, net	21,093
Intangible assets, net	43,122
Other assets	4,465
Non-current assets of discontinued operations	68,680
Total assets of discontinued operations	$199,550
Liabilities:
Accounts payable	$7,072
Accrued compensation	5,964
Accrued expenses and other current liabilities	3,361
Current liabilities of discontinued operations	16,397
Deferred tax liabilities	13,331
Other liabilities	2,593
Long-term liabilities of discontinued operations	15,924
Total liabilities of discontinued operations	$32,321

The removal of SeaSpine's net assets and unrealized accelerated currency translation adjustment is presented as a reduction in Integra's retained earnings and accumulated other comprehensive loss.

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

The Company entered into several Supply Agreements in which SeaSpine engaged Integra to be the product supplier of Integra's former Integra MozaikTM product line ("Mozaik") for a three year period following the separation after which there will be no defined terms and this will be considered a normal purchase/sale arrangement. This product line has been licensed to SeaSpine in conjunction with the spin-off. Prior to the spin-off, the sale of Mozaik products from an Integra facility to a SeaSpine facility eliminated in Integra's historical consolidated financial results of operations. The revenue and cost of goods sold related to prior sales of Mozaik to SeaSpine have been restated and are presented in Integra's continuing operations results of operations. The Company has recorded $6.2 million, $6.2 million, and $7.9 million in revenue related to the sale of Mozaik products for the year-

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended December 31, 2015, 2014 and 2013, respectively and $3.8 million, $3.2 million and $5.6 million in cost of goods sold for the year-ended December 31, 2015, 2014 and 2013, respectively, in its continuing operations.

Under the terms of the Transition Services Agreement, the Company agreed to provide administrative, site services, information technology systems and various other corporate and support services to SeaSpine over various periods after the separation on a cost or cost-plus basis. The most significant components of the service income is the provision of IT and legal services which the Company anticipates will be largely completed by the end of the first quarter of 2016. In the year-ended December 31, 2015, other income (expense), net includes $2.7 million of income in respect of the provision of services to SeaSpine.

4. ACQUISITIONS AND PRO FORMA RESULTS
Tekmed
On December 15, 2015, the Company acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for an aggregate purchase price of $14.2 million. Tekmed was a distributor of the Company's products in Italy and has a specialty focus on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables the Company to support Specialty Surgical Solutions growth in Italy along with other key Integra franchises.
The Company recorded revenue for Tekmed of approximately $0.3 million in the consolidated statements of operations for the year-ended December 31, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of December 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$1,143
PP&E	669
Other current assets	11
Intangible assets:		Wtd. Avg. Life:
Supplier Contracts	4,981	2 - 13 Years
Goodwill	9,665
Total assets acquired	16,469
Accrued expenses and other liabilities acquired	753
Deferred tax liability	1,564
Net assets acquired	$14,152
Tornier's United States Toe & Ankle Business
On October 2, 2015, the Company acquired the United States rights to Tornier's Salto Talaris® and Salto Talaris® XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products (the "Salto and Futura") for $6.0 million in cash. The estimated fair value of the net assets acquired exceeded the purchase price for the Salto and Futura product lines and resulted in the Company recording a gain of $1.1 million for the year-ended December 31, 2015 in Other Income. The acquired toe and ankle products enhances the Company's lower extremities product offering and accelerates its entry into the U.S. total ankle replacement market.
The Company recorded revenue for Salto and Futura of approximately $3.6 million in the consolidated statements of operations for the year-ended December 31, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of December 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$2,688
Property, plant, and equipment	1,453
Intangible assets:		Life:
Ankle product family	3,210	11 years
Toe product family	460	10 years
Total assets acquired	7,811
Deferred tax liability	700
Net assets acquired	$7,111
TEI
On July 17, 2015, the Company executed the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med", collectively "TEI") for an aggregate purchase price of approximately $312.4 million ($210.4 million for TEI Bio and $102.0 million for TEI Med) subject in each case to purchase price adjustments for certain working capital changes. The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash. The acquired assets includes a contingent receivable with a fair value of $0.4 million and will be paid to the Company if the sale of products used in breast surgery in the United States drops below $6.0 million in either 2016 or 2017. The fair value of this asset is based on future sales projections of the products under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2015. At the date of the acquisition, the cash flow projection was discounted using an internal rate of return of 11.0%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
The Company recorded revenue for TEI of approximately $27.0 million in the consolidated statements of operations for the year-ended December 31, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The Company adjusted the preliminary purchase price allocation during the quarter ended December 31, 2015 to reduce deferred tax liabilities by $1.1 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its deferred tax rate. The following summarizes the preliminary allocation of the purchase price as of December 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$1,241
Accounts receivable, net	9,011
Inventory	23,223
Property, plant, and equipment	2,027
Income tax receivable	5,135
Other current assets	2,670
Intangible assets:		Wtd. Avg. Life:
Developed technology	167,400	14 - 16 Years
Contractual relationships	51,345	11 - 14 Years
Leasehold interest	69
Goodwill	147,878
Total assets acquired	409,999
Accrued expenses and other liabilities	9,732
Deferred tax liabilities	87,908
Other non-current liabilities	—
Net assets acquired	$312,359
Metasurg
On December 5, 2014, the Company acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consists of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales of acquired products. The fair value of this liability is based on future sales projections of the Metasurg product under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2014. At the date of the acquisition, the cash flow projection was discounted using an internal rate of return of 19.9%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. During the fourth quarter of 2015, the Company adjusted the fair value of the contingent consideration to zero as we no longer believe the achievement of the sales targets is probable. The adjustment was $0.7 million and was recorded in selling, general and administrative expenses.
Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market. The acquired foot and ankle products will enhance the Company's lower extremities market position.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2015 to reflect the $0.4 million working capital and purchase price adjustment. The following summarizes the final allocation of the purchase price as of December 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

manual ear, nose, and throat ("ENT") instruments and designs, manufactures, and sells reusable handheld instruments to ENT and laparoscopy surgical specialists around the world. The acquired ENT instruments fill a portfolio gap for the Company with clear growth opportunities through market adjacencies and provides for increased scale and reach in the international market.
The Company adjusted the preliminary purchase price allocation during the quarter ended March 31, 2015 to reflect the $1.5 million working capital and purchase price adjustments. The following summarizes the final allocation of the purchase price as of December 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

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
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The following summarizes the final allocation of the purchase price as of December 31, 2015 based on the fair value of the assets acquired and liabilities assumed:

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
Tarsus Medical Inc.
On January 24, 2013, the Company acquired all outstanding preferred and common stock of Tarsus Medical, Inc. ("Tarsus") for a total of $4.7 million consisting of $3.1 million in cash (including working capital adjustments of $0.2 million) and contingent consideration with an estimated acquisition date fair value of approximately $1.6 million. The potential maximum undiscounted contingent consideration consists of a first milestone payment of up to $1.5 million and a second payment of up to $11.5 million. These payments are based on reaching certain sales thresholds of acquired products. During the second quarter of 2014, the Company adjusted the fair value of the contingent consideration to zero as it no longer believed the achievement of the sales targets was probable and the contingent consideration period ended December 31, 2015, with no payment being made. Tarsus is a podiatry device company addressing clinical needs associated with diseases and injuries of the foot and ankle.

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
Contingent Consideration
The fair value of contingent consideration during the year-ended December 31, 2015 was increased to reflect current period acquisitions, and the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2015	$22,008
Write-off of Metasurg contingent consideration	(650)	Selling, general, and administrative
Loss from decrease in fair value of contingent consideration liability	473	Selling, general and administrative
Fair value at December 31, 2015	$21,831
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2015 and December 31, 2014 as if the acquisitions completed by the Company during 2015 and 2014 had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.
The impact of the Tarsus acquisition is not material to the consolidated operating results of the Company; therefore, the pro-forma impact of the acquisition has not been presented.

	Year Ended December 31,
	2015	2014	2013
	(In thousands except per share amounts)
Total revenue from continuing operations	$940,005	$921,998	803,073
Net income from continuing operations	$10,694	$40,721	35,796
Net income from continuing operations per share:
Basic	$0.31	$1.26	$1.10
5. DEBT
Amended and Restated Senior Credit Agreement
On August 28, 2015, the Company entered into a second amendment (the "Second Amendment") to the certain Third Amended and Restated Credit Agreement, dated as of July 2, 2014 among the Company, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents.
The Second Amendment creates an aggregate principal amount of up to $1.1 billion available to the Company through the following facilities:

i.	a $750.0 million revolving credit facility which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans, and

ii.	a $350.0 million term loan facility.
In connection with the Second Amendment, the Company borrowed $200.0 million of incremental term loans as permitted under the original terms of the Senior Credit Facility to repay a portion of the Company's outstanding revolving loans. Additionally, the Second Amendment (i) enables the Company to incur up to $200.0 million of incremental loans in the future and (ii) modifies the consolidated leverage ratio covenant in the Credit Agreement. The July 2014 amended and restated Senior Credit Facility extended the maturity date of the prior facility from June 8, 2016 to July 2, 2019.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2015 the Company was in compliance with all such covenants. The Company capitalized $1.4 million and $3.2 million of incremental financing costs in 2015 and 2014, respectively in connection with the modifications of the Senior Credit Facility and expensed $0.3 million in

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2014 of previously capitalized financing costs. No previously capitalized financing costs were expensed in 2015 related to the modification.
At December 31, 2015 and 2014, there was $150.0 million and $266.9 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 1.9% and 1.7%, respectively. At December 31, 2015 and 2014 there was $346.2 million and $150.0 million, respectively, outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.8% and 1.7%, respectively. At December 31, 2015, there was approximately $600.0 million available for borrowing under the Senior Credit Facility.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at December 31, 2015 was approximately $139.8 million and $324.9 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
Contractual repayments of the term loan are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2016	$14,375
2017	25,625
2018	32,500
2019	273,750
2020	—
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
At December 31, 2015, the carrying amount of the liability component was $218.7 million, the remaining unamortized discount was $8.4 million, and the principal amount outstanding was $227.1 million. At December 31, 2014, the carrying amount of the liability component was $213.1 million, the remaining unamortized discount was $16.9 million and the principal amount outstanding was $230.0 million.
The fair value of the 2016 Notes at December 31, 2015 was approximately $297.4 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur, which included the spin-off of the spine business. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the announced spin-off of the Company's subsidiary, SeaSpine Holdings Corporation, which allowed the holders to convert all or any of the 2016 Notes subject to certain conditions. The 2016 Notes were convertible through June 10, 2015 and as of the close of the conversion window, note holders provided notice to convert 2,903 notes. During the twelve months ended December

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

31, 2015, the Company paid $2.9 million in cash and issued 8,457 shares to to settle the obligation to the note holders that converted. As a result of the spin-off and pursuant to the indenture for the Company's 2016 Notes, the initial conversion price and rate was adjusted effective July 1, 2015. The conversion price on the 2016 Notes has been adjusted to $52.83 per share and the new conversion rate is 18.9287 shares per $1,000 principal amount of 2016 Notes. The Company considers the balance to be long term in nature based on its current intent and ability to refinance the borrowing within the next twelve-month period.
In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction is approximately $57.44 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction is approximately $70.05 per share, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similarly to the 2016 Notes as a result of the spin-off to $52.83 per share and $64.43 per share, respectively.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$7,917	$7,104	$6,463
Cash interest related to the contractual interest coupon (2)	3,430	3,342	3,218
Total	$11,347	$10,446	$9,681

(1)
The amortization of the discount on the liability component of the 2016 Notes is presented net of capitalized interest of $0.6 million, $0.9 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)
The cash interest related to the contractual interest coupon on the 2016 Notes is presented net of capitalized interest of $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

6. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable LIBOR interest rate borrowings. On August 10, 2015 the interest rate swap derivative instrument the Company entered into on August 20, 2010 with an effective date of December 31, 2010 expired. The interest rate swap was used to manage the Company's earnings and cash flow exposure to changes in interest rates by converting a portion of its floating-rate debt into fixed-rate debt. The Company did not enter into another interest rate swap derivative instruments.
Prior to expiration, the Company designated this derivative instrument as a cash flow hedge. The Company recorded the effective portion of any change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point the effective portion of any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassifed the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
The Company reclassified $0.9 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge to earnings prior to the date of expiration.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of December 31, 2015 and December 31, 2014:

	Fair Value as of
	December 31, 2015	December 31, 2014
Location on Balance Sheet (1):	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$—	$898
Total Derivatives designated as hedges — Liabilities	$—	$898

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)	At December 31, 2015 and December 31, 2014, the notional amount related to the Company’s sole interest rate swap was $0.0 million and $97.5 million, respectively.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the years ended December 31, 2015 and 2014:

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings-(Effective Portion)	Balance in AOCI End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2015
Interest rate swap	$(898)	$(25)	$(923)	$—	Interest (expense)
	$(898)	$(25)	$(923)	$—
Year Ended December 31, 2014
Interest rate swap	(2,439)	(206)	(1,747)	(898)	Interest (expense)
	$(2,439)	$(206)	$(1,747)	$(898)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the years ended December 31, 2015 and 2014.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. TREASURY STOCK
On October 28, 2014, the Board of Directors terminated the October 2012 authorization and authorized up to $75.0 million of its outstanding common stock through December 2016. As of December 31, 2015 there remained $75.0 million available for repurchases under this authorization.
There were no cash treasury stock repurchases during the years ended December 31, 2015 or December 31, 2014.
8. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Selling, general and administrative	$14,461	$13,940	$9,484
Research and development	714	463	277
Cost of goods sold	275	151	81
Total stock-based compensation expense	15,450	14,554	9,842
Total estimated tax benefit related to stock-based compensation expense	5,792	5,350	3,806
Net effect on net income	$9,658	$9,204	$6,036
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2015, 1.0 million shares remain available for purchase under the ESPP. During the years ended December 31, 2015, 2014 and 2013, the Company issued 6,020 shares, 3,889 shares and 4,855 shares under the ESPP for $0.4 million, $0.2 million and $0.2 million, respectively.
EQUITY AWARD PLANS
As of December 31, 2015, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”).
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
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted for all employees holding outstanding awards to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.3 million was recorded during the year-ended December 31, 2015. The remaining $1.1 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Stock Options

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2015	2014	2013
Dividend yield	0%	0%	0%
Expected volatility	29%	29%	31%
Risk free interest rate	1.96%	2.41%	1.52%
Expected life of option from grant date	8 years	8 years	8 years
The following table summarizes the Company’s stock option activity.

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at December 31, 2014	1,238	$39.89
Modification upon spin-off (1)	58	—
Granted	98	62.37
Exercised	(200)	35.57
Forfeited or Expired	(1)	53.73
Outstanding at December 31, 2015	1,193	$37.09	3.26	$36,614
Vested or expected to vest at December 31, 2015	1,193	$37.09	3.26	$36,614
Exercisable at December 31, 2015	1,037	$35.02	2.69	$33,980
The intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 were negligible. The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $17.17, $18.15 and $13.86, respectively. Cash received from option exercises was $7.3 million, $15.2 million and $2.3 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, there was approximately $2.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Performance Stock and Contract Stock Awards
	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, December 31, 2014	308	$37.29	283	$32.74
Modification upon spin-off	42	—	2	—
Surrendered upon spin-off	(3)	—	—	—
Granted	169	62.32	3	59.52
Cancellations	(56)	47.79	(1)	45.46
Released	(166)	42.48	(121)	36.51
Unvested, December 31, 2015	294	$48.20	166	$33.30

The Company recognized $10.2 million, $13.1 million and $8.6 million in expense related to such awards during the years ended December 31, 2015, 2014 and 2013, respectively. The total fair market value of shares vested in 2015, 2014 and 2013 was $19.9 million, $9.4 million and $6.5 million, respectively.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2015, there was approximately $13.9 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2015, there are approximately 0.3 million additional vested Restricted Units held by various employees for which the related shares have not yet been issued.
At December 31, 2015, there were approximately 1.4 million shares available for grant under the Plans.
9. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company maintains a defined benefit pension plan that covers employees in its manufacturing plant located in Tuttlingen, Germany (the “Germany Plan”). The Company closed the Tuttlingen, Germany plant in December 2005. The Company did not terminate the Germany Plan, and the Company remains obligated for the accrued pension benefits related to this plan.
In September 2015, the Company completed the buy-out of its defined benefit pension plan in the U.K. which covered certain employees and retirees. All plan assets of the defined benefit pension plan were transferred to an independent financial services firm and the Company made cash contributions of approximately $1.8 million for the year-ended December 31, 2015. The Company recorded expenses totaling approximately $5.6 million in selling, general and administrative costs in conjunction with the buy-out of the plan. The buy-out of the U.K. pension plan eliminated future obligations of the Company under this plan.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $3.7 million, $3.0 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2015 were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Related Parties	Third Parties	Total
	(In thousands)
2016	$272	$9,683	$9,955
2017	276	7,097	7,373
2018	296	4,427	4,723
2019	296	3,704	4,000
2020	296	1,896	2,192
Thereafter	3,497	18,963	22,460
Total minimum lease payments	$4,933	$45,770	$50,703

Total rental expense for the years ended December 31, 2015, 2014 and 2013 and was $10.1 million, $10.2 million and $10.4 million, respectively, and included $0.3 million, in related party rental expense in each of the three years.
Future minimum lease payments under capital leases at December 31, 2015 were as follows:

Payments under capital leases (In thousands)
2016	$672
Total minimum lease payments	672
Amount representing interest	18
Present value of minimum lease payments	$654

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
11. INCOME TAXES
Income before income taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
United States operations	$37,450	$21,349	$6,512
Foreign operations	23,221	24,217	12,274
Total	$60,671	$45,566	$18,786

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	1.3%	5.6%	0.2%
Foreign operations	(12.5)%	(16.7)%	(27.2)%
Spine valuation allowance	61.1%	—%	—%
Charitable contributions	(1.0)%	(2.7)%	(0.9)%
Domestic production activities deduction	(2.4)%	(2.7)%	—%
Intercompany profit in inventory	3.1%	(0.4)%	(1.4)%
Nondeductible facilitative costs	3.1%	1.1%	—%
Changes in valuation allowances	0.3%	2.1%	1.5%
Uncertain tax positions	0.2%	(3.4)%	(13.8)%
Research and development credit	(1.9)%	(1.8)%	(5.7)%
Return to provision	1.7%	1.4%	(9.8)%
Other	0.7%	2.8%	4.8%
Effective tax rate	88.7%	20.3%	(17.3)%

The effective tax rate increased by 68.4% in 2015 compared with 2014 primarily due to recording a valuation allowance against net deferred tax assets for the SeaSpine spin-off. The Company recorded an income tax benefit of $0.4 million in the current year for the release of tax contingency reserves as compared to $2.1 million in the prior year. This current year benefit was offset by the establishment of $0.5 million of new tax contingency positions during the year.

During 2015, the Company's foreign operations generated a $2.3 million increase in income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses. The 2015 foreign effective tax rate is 10.6%, an increase of approximately 5.7% over the rate in 2014. The Company's foreign tax rate is primarily based upon statutory rates and is not related to a tax holiday or negotiated tax rate.

During 2014, the Company's foreign operations generated a $1.2 million decrease in income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses and the re-establishment of an income tax benefit in France for half of the year related to intercompany interest. The 2014 foreign effective tax rate is 4.9%, a decrease of approximately 39.6% over the rate in 2013. The Company's foreign tax rate is primarily based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.

During 2013, the Company's foreign operations generated a $1.0 million increase in income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses and the change of an income tax benefit in France as a result of a French tax law change that occurred on December 30, 2013. The 2013 foreign effective tax rate is 44.5%, an increase of approximately 33.4% over the rate in 2012. The Company's foreign tax rate is primarily based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.

As of December 31, 2015, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $261.3 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $37.9 million at December 31, 2015.  Events that could trigger a need to repatriate foreign cash to the U.S. and generate a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$46,665	$10,330	$(2,931)
State	2,301	2,124	399
Foreign	5,205	3,666	632
Total current	$54,171	$16,120	$(1,900)
Deferred:
Federal	1,282	(5,524)	(2,409)
State	(394)	695	(1,136)
Foreign	(1,239)	(2,020)	2,204
Total deferred	$(351)	$(6,849)	$(1,341)
Provision (benefit) for income taxes	$53,820	$9,271	$(3,241)
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2015	2014
	(In thousands)
Current assets:
Doubtful accounts	$—	$1,727
Inventory related items	—	30,017
Tax credits	—	3,156
Accrued vacation	—	3,310
Accrued bonus	—	5,596
Other	—	2,694
Total current deferred tax assets	—	46,500
Less valuation allowance	—	(528)
Current deferred tax assets after valuation allowance	$—	$45,972
Current liabilities:
Other	—	(483)
Total current deferred tax liabilities	$—	$(483)
Net current deferred tax assets	$—	$45,489

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2015	2014
	(In thousands)
Non-current assets:
Doubtful accounts	$1,943	$—
Inventory related items	24,417	—
Tax credits	3,137	—
Accrued vacation	2,713	—
Accrued bonus	7,555	—
Stock compensation	16,222	14,840
Deferred revenue	767	3
Net operating loss carryforwards	17,548	17,899
Federal & state tax credits	6,227	12,278
Other	1,952	(402)
Total non-current deferred tax assets	82,481	44,618
Less valuation allowance	(4,887)	(6,244)
Non-current deferred tax assets after valuation allowance	$77,594	$38,374
Non-current liabilities:
Intangible & fixed assets	(225,328)	(148,714)
Other	(225)	(665)
Total non-current deferred tax liabilities	$(225,553)	$(149,379)
Net non-current deferred tax assets (liabilities)	$(147,959)	$(111,005)
Total net deferred tax assets (liabilities)	$(147,959)	$(65,516)

The Company has prospectively adopted Accounting Standards Update 2015-17 to classify all deferred tax assets and liabilities as non-current on the balance sheet. The Company has not retrospectively adjusted the balance sheet classification and presentation herein for the deferred tax assets and liabilities for years prior to 2015.
At December 31, 2015, the Company had net operating loss carryforwards of $34.4 million for federal income tax purposes, $21.7 million for foreign income tax purposes and $14.2 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $2.9 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $18.8 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2032.
Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2015. Some exercises have resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating tax loss carryforwards the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2013 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for 2013.
A valuation allowance of $4.9 million, $6.8 million and $7.3 million is recorded against the Company’s gross deferred tax assets of $82.5 million, $91.1 million, and $91.9 million recorded at December 31, 2015, 2014 and 2013, respectively.
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
The Company’s valuation allowance decreased by $1.9 million, and $0.5 million in 2015 and 2014, respectively. The 2015 overall decrease in the valuation allowance was primarily due to expiring net operating losses in the Netherlands which is offset by a reduction in the related deferred tax asset.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance, beginning of year	$959	$3,040	$5,874
Gross increases:
Current year tax positions	—	—	259
Prior years' tax positions	541	527	546
Gross decreases:
Prior years' tax positions	—	(286)	(476)
Settlements	—	(828)	—
Statute of limitations lapses	(404)	(1,494)	(3,163)
Other	(11)	—	—
Balance, end of year	$1,085	$959	$3,040

Approximately $1.1 million of the balance at December 31, 2015 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of uncertain tax positions at December 31, 2015 is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could be reduced during the twelve months following December 31, 2015, as a result of expiring statutes of limitations.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal benefit for the year ended December 31, 2015 and a $0.2 million benefit, and a $0.8 million benefit for interest and penalties in the income statement during the years ended December 31, 2014 and 2013, respectively. The Company had minimal interest and penalties accrued at December 31, 2015 and$0.1 million, and $0.4 million of interest and penalties accrued at December 31, 2014 and 2013, respectively.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the IRS through fiscal year 2011. All significant state and local matters have been concluded through fiscal 2011. All significant foreign matters have been settled through fiscal 2011.
12. NET (LOSS) INCOME PER SHARE

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic and diluted net income (loss) per share was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Basic net (loss) income per share:
Net income from continuing operations	$6,851	$36,295	$22,027
Net loss from discontinued operations	(10,370)	(2,291)	(43,094)
Net (loss) income	$(3,519)	$34,004	$(21,067)

Weighted average common shares outstanding	34,495	32,432	28,416

Basic net income per common share from continuing operations	$0.20	$1.12	$0.78
Basic net loss per common share from discontinued operations	(0.30)	(0.07)	(1.52)
Basic net (loss) income per common share	$(0.10)	$1.05	$(0.74)

Diluted net income (loss) per share:
Net income from continuing operations	$6,851	$36,295	$22,027
Net loss from discontinued operations	(10,370)	(2,291)	(43,094)
Net (loss) income	$(3,519)	$34,004	$(21,067)

Weighted average common shares outstanding — Basic	34,495	32,432	28,416
Effect of dilutive securities:
2016 Convertible notes	461	—	—
Stock options and restricted stock	721	528	386
Weighted average common shares for diluted earnings per share	35,677	32,960	28,802

Diluted net income per common share from continuing operations	$0.19	$1.10	$0.76
Diluted net loss per common share from discontinued operations	(0.29)	(0.07)	(1.50)
Diluted net (loss) income per common share	$(0.10)	$1.03	$(0.74)

In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.3 million was recorded during the year-ended December 31, 2015. The remaining $1.1 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Common stock of approximately 0.1 million, 0.2 million and 0.7 million shares at December 31, 2015, 2014 and 2013, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive. The Company also has warrants outstanding related to its 2016 Notes at December 31, 2015, 2014, and 2013 and the Company's 2016 Notes are convertible to common shares in certain circumstances (see Note 5). These warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year-ended December 31, 2015, the potential excess conversion value on the 2016 Notes was included in the Company's dilutive share calculation because the average stock price for the year-ended December 31, 2015 exceeded the conversion price. For the year-ended December 31, 2014, the potential excess conversion value of the 2016 Notes were anti-dilutive because the conversion price exceeded the Company's stock price; therefore, these amounts have been excluded from the diluted earnings per share calculation.
Performance Shares and Restricted Units that entitle the holders to approximately 0.2 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component between December 31, 2015 and 2014 are presented in the table below, net of tax:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2014	$(512)	$(906)	$(22,070)	$(23,488)
Other comprehensive income before reclassifications	(14)	915	(25,841)	(24,940)
Amounts reclassified from accumulated other comprehensive income	526	—	—	526
Current period other comprehensive income (loss)	512	915	(25,841)	(24,414)
Balance at December 31, 2015	$—	$9	$(47,911)	$(47,902)

The reclassification adjustments out of accumulated other comprehensive (loss) income during the years ended December 31, 2015 and 2014 is as follows:

Year Ended December 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(923)	Interest expense
	397	Tax benefit
	$(526)	Net of tax

Year Ended December 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(1,747)	Interest expense
	751	Tax benefit
	$(996)	Net of tax

14. COMMITMENTS AND CONTINGENCIES

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
15. SEGMENT AND GEOGRAPHIC INFORMATION
In the first quarter of 2015, the Company began to disclose three global reportable segments as a result of changes in how the Company internally manages and reports the results of its businesses to its chief operating decision maker. On July 1, 2015, the Company completed the separation of its spine business, which was a reportable segment. See Note 3 - Discontinued Operations for additional information. Following the separation, the Company is disclosing two reportable segments. The two reportable segments and their activities are described below:

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

The most notable change from the Company's financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K is the integration of the former International reportable segment into the segments noted above as well as certain products from the Private Label segment into Orthopedics and Tissue Technologies. The Spine Private Label products were included in the separation of the spine business.

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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$586,918	$554,872	$463,296
Orthopedics and Tissue Technologies	295,816	241,845	233,536
Total revenues	$882,734	$796,717	$696,832
Segment Profit
Specialty Surgical Solutions	$242,479	$210,146	$145,108
Orthopedics and Tissue Technologies	87,844	85,257	72,264
Segment profit	330,323	295,403	217,372
Amortization	(9,953)	(6,810)	(7,099)
Corporate and other	(240,783)	(220,736)	(174,900)
Operating income (loss)	$79,587	$67,857	$35,373
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
Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2015	$680,824	$103,057	$98,853	$882,734
2014	596,303	99,207	101,207	796,717
2013	521,244	85,448	90,140	696,832
Total long-lived assets:
2015	$192,900	$19,169	$1,078	$213,147
2014	197,897	21,218	1,239	220,354

* Includes long-lived assets in Puerto Rico.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. SELECTED QUARTERLY INFORMATION - UNAUDITED

(In thousands, except per share data)
			Continuing Operations			Net income
Quarter	Total revenue, net	Gross margin	Net income	Per Share - Basic (1)	Per Share - Diluted (1)	Net income	Per Share - Basic (1)	Per Share - Diluted (1)
2015
First	$202,534	$127,313	$11,732	$0.36	$0.35	$8,384	$0.26	$0.25
Second	212,673	137,422	12,020	0.36	0.35	4,998	0.15	0.15
Third	226,367	140,298	(31,881)	(0.90)	(0.90)	(31,881)	(0.90)	(0.90)
Fourth	241,160	151,159	14,980	0.41	0.39	14,980	0.41	0.39
	$882,734	$556,192	$6,851			$(3,519)

2014
First	$183,077	$112,556	$2,618	$0.08	$0.08	$2,206	$0.07	$0.07
Second	197,043	123,538	4,282	0.13	0.13	4,825	0.15	0.15
Third	197,523	123,627	8,990	0.28	0.27	9,807	0.30	0.30
Fourth	219,074	134,050	20,405	0.63	0.62	17,166	0.53	0.52
	$796,717	$493,771	$36,295			$34,004
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2015:
Allowance for doubtful accounts and sales returns and allowances	$5,659	$1,262	$—	$(1,349)	$5,572
Deferred tax asset valuation allowance	6,772	80	—	(1,965)	4,887
Year ended December 31, 2014:
Allowance for doubtful accounts and sales returns and allowances	$5,126	2,211	—	(1,678)	$5,659
Deferred tax asset valuation allowance	7,283	3	—	(514)	6,772
Year ended December 31, 2013:
Allowance for doubtful accounts and sales returns and allowances	$4,837	$1,292	—	$(1,003)	$5,126
Deferred tax asset valuation allowance	12,213	(5,326)	—	396	7,283

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

2.3
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015)

2.4
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.5
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
First Amendment, dated as of December 19, 2014, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 29, 2014)

4.3(l)
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

10.3(a)
Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*

10.3(b)	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

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

10.10(d)	Third Amended and Restated 2003 Equity Incentive Plan effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)*

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

10.37	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.38	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.39	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.40	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.41	Form of Stock Option Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.42	Form of Stock Option Agreement for Glenn Coleman (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.43
Agreement and General Release by and between Robert Paltridge and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.44(a)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014)*

10.44(b)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2015)*

10.45(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.45(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.45(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.45(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.45(e)	Compensation of Non-Employee Directors of the Company effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2014)*

10.45(f)	Compensation of Non-Employee Directors of the Company effective May 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2015)*

10.46(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.46(b)
New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.38(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.46(c)	Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.46(d)
Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.46(e)
New Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.38(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.46(f)	Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.46(g)
Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)*

10.46(h)
New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.38(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.46(i)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.46(j)
Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.46(k)	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.46(l)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.46(m)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(n)
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.47	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.48	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.49
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.50
Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.51
Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.52
Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.53
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

10.66
Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.67
Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.68
Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.69
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.70
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.71(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.71(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.71(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

10.72	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)*

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

99.1
Letter, dated December 21, 2011, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

99.2
Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

99.3
Letter, dated November 1, 2012, from the United States Food and Drug Administration to Integra NeuroSciences Ltd. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012)

99.4
Letter, dated February 13, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2013)

99.5
Letter, dated September 24, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013)

99.6
Food and Drug Administration Form FDA-483, dated November 26, 2013, relating to the inspection of the Añasco Facility (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

99.7
Letter, dated January 14, 2015, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 20, 2015)

99.8
Letter, dated May 29, 2015, from the United States Food and Drug Administration to TEI Biosciences Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

99.9
Letter, dated June 30, 2015, from the United States Food and Drug Administration to Integra LifeSciences (Ireland) Limited  (Incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.