Form 10-Q
period 2016-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2016-04-27
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2016 was 37,218,896.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 (Unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	34

SIGNATURES	35

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Total revenue, net	$236,770	$202,534
Costs and expenses:
Cost of goods sold	84,773	75,221
Research and development	14,451	11,079
Selling, general and administrative	111,956	93,265
Intangible asset amortization	3,471	1,729
Total costs and expenses	214,651	181,294
Operating income	22,119	21,240
Interest income	6	5
Interest expense	(6,373)	(5,472)
Other income (expense), net	(738)	2,017
Income from continuing operations before income taxes	15,014	17,790
Income tax expense	3,366	6,058
Income from continuing operations	11,648	11,732
Loss from discontinued operations (net of tax benefit)	—	(3,348)
Net income	$11,648	$8,384

Net income per share - basic:
Income from continuing operations	$0.32	$0.36
Loss from discontinued operations	—	(0.10)
Net income per share - basic	$0.32	$0.26

Net income per share - diluted:
Income from continuing operations	$0.31	$0.35
Loss from discontinued operations	—	(0.10)
Net income per share - diluted	$0.31	$0.25

Weighted average common shares outstanding (See Note 11):
Basic	36,967	32,736
Diluted	38,141	33,342
Comprehensive income (loss) (See Note 12)	$22,885	$(15,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$77,086	$48,132
Restricted cash and cash equivalents	—	4,073
Trade accounts receivable, net of allowances of $6,015 and $5,572	151,607	132,241
Inventories, net	221,978	211,429
Prepaid expenses and other current assets	43,894	42,620
Total current assets	494,565	438,495
Property, plant and equipment, net	210,330	205,181
Intangible assets, net	594,856	603,740
Goodwill	516,103	512,389
Deferred tax assets	7,128	6,932
Other assets	7,280	7,487
Total assets	$1,830,262	$1,774,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under senior credit facility	$17,813	$14,375
Accounts payable, trade	53,993	34,772
Deferred revenue	7,222	5,666
Accrued compensation	32,763	45,154
Accrued expenses and other current liabilities	44,839	39,160
Total current liabilities	156,630	139,127
Long-term borrowings under senior credit facility	491,563	481,875
Long-term convertible securities	220,626	218,240
Deferred tax liabilities	156,449	154,891
Other liabilities	28,607	28,648
Total liabilities	1,053,875	1,022,781
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 45,992 and 45,857 issued at March 31, 2016 and December 31, 2015, respectively	460	459
Additional paid-in capital	1,022,150	1,020,128
Treasury stock, at cost; 8,915 shares at March 31, 2016 and December 31, 2015	(367,121)	(367,121)
Accumulated other comprehensive loss	(36,665)	(47,902)
Retained earnings	157,563	145,879
Total stockholders’ equity	776,387	751,443
Total liabilities and stockholders’ equity	$1,830,262	$1,774,224

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net income	$11,648	$8,384
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	3,348
Depreciation and amortization	18,253	11,800
Deferred income tax	942	1,341
Amortization of debt issuance costs	616	530
Non-cash interest expense	2,064	1,859
Loss (gain) on disposal of property and equipment	61	(19)
Change in fair value of contingent consideration	131	125
Share-based compensation	3,246	2,288
Excess tax benefits from stock-based compensation arrangements	(1,808)	(1,121)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(18,440)	554
Inventories	(8,104)	(4,864)
Prepaid expenses and other current assets	2,016	4,829
Other non-current assets	(601)	(568)
Accounts payable, accrued expenses and other current liabilities	8,006	(4,347)
Deferred revenue	1,527	(769)
Other non-current liabilities	(386)	1,521
Net cash provided by operating activities of continuing operations	19,171	24,891
Net cash provided by operating activities of discontinued operations	—	6,728
Net cash provided by operating activities	19,171	31,619
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,895)	(5,330)
Sale of property and equipment	—	1,438
Cash received from business acquisition purchase price adjustment	—	1,831
Change in restricted cash	4,165	—
Net cash used in investing activities of continuing operations	(6,730)	(2,061)
Net cash used in investing activities of discontinued operations	—	(3,571)
Net cash used in investing activities	(6,730)	(5,632)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	15,000	—
Repayments under senior credit facility	(1,875)	(15,000)
Principal payments under capital lease obligations	(160)	(178)
Proceeds from exercised stock options	1,038	231
Excess tax benefits from stock-based compensation arrangements	1,808	1,121
Net cash provided by (used in) financing activities	15,811	(13,826)
Effect of exchange rate changes on cash and cash equivalents	702	(4,284)
Net increase in cash and cash equivalents	28,954	7,877
Cash and cash equivalents at beginning of period	48,132	71,994
Cash and cash equivalents at end of period	$77,086	$79,871

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
In the opinion of management, the March 31, 2016 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.
On July 1, 2015, the Company completed the distribution of 100% of the outstanding common shares of SeaSpine Holdings Corporation ("SeaSpine") to Integra shareholders who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company has classified the results of operations and cash flows of SeaSpine as discontinued operations for the three-month period ended March 31, 2015 presented in the Company's Form 10-Q. Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to the Company's continuing operations. Refer to Note 2 - Discontinued Operations, for additional information regarding the distribution.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.
Recently Issued Accounting Standards
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption as of January 1, 2017 is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company adopted this guidance effective January 1, 2016 on a prospective basis. The implementation of the amended guidance did not have a material impact on the Company's consolidated financial position or results of operations.
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
In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue certain debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update is effective for all annual periods and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. The implementation of the amended guidance did not have a material impact on the consolidated results of operations and resulted in a reclassification of a portion of the debt issuance costs from other long-term assets to long-term debt.
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
In August 2015, the FASB issued Update No. 2015-15, Interest - Imputation of Interest. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity's deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update is effective for all annual periods and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. The implementation of the amended guidance did not have a material impact on the consolidated financial position or results of operations.
In September 2015, the FASB issued Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update also requires an entity to present separately in the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update is effective for all annual periods and interim reporting periods beginning after December 15, 2015. The new standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early application is permitted for financial statements that have not been issued. The implementation of the amended guidance did not have a material impact on the consolidated results of operations or disclosures in the financial statements.
In November 2015, the FASB issued Update No. 2015-17, Income Taxes (Topic 740). Under current accounting guidance an entity is required to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The amendment requires that an entity present all deferred tax assets and liabilities as non-current in a classified statement of financial position. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016, however the Company adopted this guidance effective December 31, 2015 on a prospective basis.
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). Under current accounting guidance an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies to the extent of previous windfalls in equity when the tax benefit is realized. Excess settlements are currently reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax settlements are to be presented as cash inflows from operating activities. The Company has the option to use either a prospective or retrospective transition method. The amendment removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

2. DISCONTINUED OPERATIONS

On October 29, 2014, Integra's Board of Directors approved the announcement of a plan to separate the Company's spine and orthobiologics businesses, now known as SeaSpine Holdings Corporation, from Integra as a new, publicly traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Integra's board of directors based this determination, in part, on its belief that the tax-free distribution of SeaSpine's shares to Integra stockholders is the most efficient manner to separate the business from Integra's other medical technology businesses. On November 3, 2014, the Company announced its intention to separate its spine business, which was previously a separate reportable segment. On July 1, 2015, the Company completed the distribution of 100% of the outstanding common stock of SeaSpine to Integra's stockholders, who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company and SeaSpine share three board members, including the chair of Integra’s board of directors, who is lead director for SeaSpine. The separation agreement provided SeaSpine with approximately $47.0 million of total cash immediately following the distribution. No gain or loss was recognized on the part of the Company or shareholders as a result of the distribution resulting from the separation of the spine business.

The historical results of operations, cash flows, and statement of financial position of SeaSpine have been presented as discontinued operations in the condensed consolidated financial statements and prior periods have been restated. Discontinued operations include results of SeaSpine's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by Integra to SeaSpine. These allocated costs remain part of continuing operations. Discontinued operations also include other costs incurred by Integra to separate SeaSpine from the fourth quarter of 2014 through the second quarter of 2015. These costs include transaction charges, advisory and consulting fees, and information system expenses. Since the third quarter of 2015, SeaSpine is a stand-alone public company that separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of SeaSpine included within discontinued operations for the Company may not be indicative of actual financial results of SeaSpine as a stand-alone company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes results from discontinued operations of SeaSpine included in the condensed consolidated statement of operations:

Three Months Ended March 31,
2015
(in thousands)
Total revenue	$32,314
Costs and expenses	36,766
Operating loss	(4,452)
Other income (expense), net	(721)
Loss from discontinued operations before tax	(5,173)
Benefit for income taxes	(1,825)
Net loss from discontinued operations	$(3,348)

The removal of SeaSpine's net assets and unrealized accelerated currency translation adjustment was presented as a reduction in Integra's retained earnings.

In order to effect the separation and govern Integra's relationship with SeaSpine after the separation, the Company entered into a Separation and Distribution Agreement and other agreements, including a Tax Matters Agreement, an Employee Matters Agreement, several supply agreements, and a Transition Services Agreement. The Separation and Distribution Agreement governs the separation of the spine business, the transfer of assets and other matters related to the Company's relationship with SeaSpine.

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

The Company entered into several Supply Agreements in which SeaSpine engaged Integra to be the product supplier of Integra's former Integra MozaikTM product line ("Mozaik") for a three-year period following the separation, after which there will be no defined terms and this will be considered a normal purchase/sale arrangement. This product line has been licensed to SeaSpine in conjunction with the spin-off. Prior to the spin-off, sales of Mozaik products from an Integra facility to a SeaSpine facility were eliminated in Integra's historical consolidated financial results of operations. The revenue and cost of goods sold related to prior sales of Mozaik to SeaSpine have been restated and are presented in Integra's continuing operations as results of operations. The Company has recorded $0.1 million and $1.2 million in revenue related to the sale of Mozaik products for the three months ended March 31, 2016 and 2015, respectively and $0.1 million and $1.2 million in cost of goods sold for the three months ended March 31, 2016 and 2015, respectively, in its continuing operations.

Under the terms of the Transition Services Agreement, the Company agreed to provide administrative, site services, information technology systems and various other corporate and support services to SeaSpine over various periods after the separation on a cost or cost-plus basis. The most significant components of the service income is the provision of information systems and legal services, which were substantially completed during the first quarter of 2016. In the three months ended March 31, 2016 other income (expense), net includes $0.3 million of income in respect of the provision of services to SeaSpine.

3. BUSINESS ACQUISITIONS
Tekmed
On December 15, 2015, the Company acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for an aggregate purchase price of $14.2 million. Tekmed was a distributor of the Company's and other third-party products in Italy and focuses on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables the Company to sell directly into the market to support our Specialty Surgical Solutions division's growth in Italy along with other key Integra franchises.
The Company recorded revenue for Tekmed of approximately $1.2 million in the consolidated statements of operations for the three-month period ended March 31, 2016. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of March 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$1,143
Other current assets	11
Property, plant, and equipment	669
Intangible assets:		Wtd. Avg. Life:
Supplier contracts	4,981	2 -13 Years
Goodwill	9,665
Total assets acquired	16,469
Accrued expenses and other liabilities	753
Deferred tax liabilities	1,564
Net assets acquired	$14,152
Tornier's United States Toe & Ankle Business
On October 2, 2015, the Company acquired the United States rights to Tornier's Salto Talaris® and Salto Talaris® XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products (the "Salto and Futura") for $6.0 million in cash. The estimated fair value of the net assets acquired exceeded the purchase price for the Salto and Futura product lines and resulted in the Company's recording a gain of $1.1 million for the year ended December 31, 2015 in Other Income. The acquired toe and ankle products enhance the Company's lower extremities product offering and accelerate its entry into the U.S. total ankle replacement market.
The Company recorded revenue for Salto and Futura of approximately $3.9 million in the consolidated statements of operations for the three-month period ended March 31, 2016. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of March 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$2,688
Property, plant, and equipment	1,453
Intangible assets:		Wtd. Avg. Life:
Ankle product family	3,210	11 years
Toe product family	460	10 years
Total assets acquired	7,811
Deferred tax liabilities	700
Net assets acquired	$7,111
TEI
On July 17, 2015, the Company executed the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med", collectively "TEI") for an aggregate purchase price of approximately $312.4 million ($210.4 million for TEI Bio and $102.0

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company recorded revenue for TEI of approximately $13.5 million in the condensed consolidated statements of operations for the three-month period ended March 31, 2016. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of March 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$1,241
Accounts receivable, net	9,011
Inventory	23,223
Income tax receivable	5,135
Other current assets	2,670
Property, plant, and equipment	2,027
Intangible assets:		Wtd. Avg. Life:
Developed technology	167,400	14 -16 Years
Contractual relationships	51,345	11 -14 Years
Leasehold interest	69
Goodwill	147,878
Total assets acquired	409,999
Accrued expenses and other liabilities	9,732
Deferred tax liabilities	87,908
Net assets acquired	$312,359
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2015 as if the acquisitions completed by the Company during 2015 had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1 of the year prior to the acquisition that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Three Months Ended March 31,
2015
(In thousands, except per share amounts)
Total revenue	$225,471
Net income	$13,308
Net income per share:
Basic	$0.41

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Finished goods	$130,514	$125,869
Work in process	51,163	47,962
Raw materials	40,301	37,598
	$221,978	$211,429

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2015	$284,976	$227,413	$512,389
Foreign currency translation	2,066	1,648	3,714
Balance, March 31, 2016	$287,042	$229,061	$516,103

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$480,982	$(75,174)	$405,808
Customer relationships	12 years	154,707	(71,637)	83,070
Trademarks/brand names	30 years	91,586	(17,352)	74,234
Supplier relationships	27 years	34,721	(12,593)	22,128
All other (1)	5 years	11,197	(1,581)	9,616
		$773,193	$(178,337)	$594,856

	December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$480,684	$(67,978)	$412,706
Customer relationships	12 years	153,246	(68,811)	84,435
Trademarks/brand names	30 years	90,837	(16,374)	74,463
Supplier relationships	27 years	34,721	(12,236)	22,485
All other (1)	5 years	10,958	(1,307)	9,651
		$770,446	$(166,706)	$603,740

(1)	At March 31, 2016 and December 31, 2015, all other included in-process research and development ("IPR&D") of $1.0 million in both periods, which was indefinite-lived.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to approximate $41.5 million in 2016, $40.9 million in 2017, $40.4 million in 2018, $40.4 million in 2019 and $40.2 million in 2020. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

6. DEBT
Amended and Restated Senior Credit Agreement

On August 28, 2015, the Company entered into a second amendment (the “Second Amendment”) to the certain Third Amended and Restated Credit Agreement, dated as of July 2, 2014 among the Company, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2016 the Company was in compliance with all such covenants. The Company capitalized $1.4 million of incremental financing costs in 2015 in connection with the modifications of the Senior Credit Facility.
At March 31, 2016 and December 31, 2015, there was $165.0 million and $150.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.0% and 1.9%, respectively. At March 31, 2016 and December 31, 2015, there was $344.4 million and $346.2 million outstanding, respectively, under the term loan component of the Senior Credit Facility at a weighted average interest rate of 2.0% and 1.8%, respectively. At March 31, 2016, there was approximately $585.0 million available for borrowing under the Senior Credit Facility.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at March 31, 2016 was approximately $157.3 million and $330.1 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
Contractual repayments of the term loan began September 30, 2015 and are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2016	$12,500
2017	25,625
2018	32,500
2019	273,750
$344,375
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
At March 31, 2016, the carrying amount of the liability component was $220.6 million, the remaining unamortized discount was $6.2 million, the remaining unamortized debt issuance cost was $0.2 million and the principal amount outstanding was $227.1 million. At December 31, 2015, the carrying amount of the liability component was $218.2 million, the remaining unamortized

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

discount was $8.4 million, the remaining unamortized debt issuance cost was $0.5 million and the principal amount outstanding was $227.1 million.
The fair value of the 2016 Notes at March 31, 2016 was approximately $295.9 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 18.9287 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $52.83 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur, which included the spin-off of the spine business. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the announced spin-off of the Company's subsidiary, SeaSpine Holdings Corporation, which allowed the holders to convert all or any of the 2016 Notes subject to certain conditions. The 2016 Notes were convertible through June 10, 2015 and as of the close of the conversion window, note holders provided notice to convert 2,903 notes. During 2015, the Company paid $2.9 million in cash and issued 8,457 shares to settle the obligation to the note holders that converted. The Company considers the balance to be long-term in nature based on its current intent and ability to refinance the borrowing prior to its maturity.
In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction is approximately $52.83 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction is approximately $64.43 per share, subject to customary anti-dilution adjustments.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended March 31,
	2016	2015
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$2,064	$1,859
Cash interest related to the contractual interest coupon (2)	887	845
Total	$2,951	$2,704
(1)The amortization of the discount on the liability component of the 2016 Notes is presented net of capitalized interest of $0.1 million and $0.2 million for the three month periods ended March 31, 2016 and 2015, respectively.
(2)The cash interest related to the contractual interest coupon on the 2016 Notes is presented net of capitalized interest of $0.0 million and $0.1 million for the three month periods ended March 31, 2016 and 2015, respectively.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There were no instruments outstanding as of March 31, 2016.
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
The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three months ended March 31, 2015:

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three months ended March 31, 2015
Interest rate swap	(898)	(18)	(389)	(527)	Interest (expense)
	$(898)	$(18)	$(389)	$(527)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three months ended March 31, 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. STOCK-BASED COMPENSATION
As of March 31, 2016, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.3 million has been previously recorded and $0.2 million was recorded in the three months ended March 31, 2016. The remaining $0.9 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Stock Options

As of March 31, 2016, there were approximately $4.2 million of total unrecognized compensation costs related to unvested stock options, including the additional incremental fair value expense discussed above. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 111,662 stock options granted during the three months ended March 31, 2016.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2016, there were approximately $23.7 million of total unrecognized compensation costs related to these unvested awards, including the additional incremental fair value expense discussed above. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 124,123 restricted stock awards/stock units and 78,177 performance shares during the three months ended March 31, 2016.
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

9. TREASURY STOCK

On October 28, 2014, the Board of Directors authorized a repurchase plan of up to $75.0 million of its outstanding common stock through December 2016. As of March 31, 2016, there remained $75.0 million available for repurchases under this authorization.

There were no cash treasury stock repurchases during the three-month periods ended March 31, 2016 and 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2016	2015

Reported tax rate	22.4%	34.1%

The Company’s effective income tax rates for the three months ended March 31, 2016 and 2015 were 22.4% and 34.1%, respectively. Included in the March 31, 2016 income tax rate is a benefit for $0.3 million for the release of uncertain tax positions. The primary driver of the higher tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2016 was nondeductible costs related to acquisitions and other corporate initiatives.

The Company expects its effective income tax rate for the full year to be approximately 24%, resulting largely from the jurisdictional mix of pre-tax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Basic net income per share:
Net income from continuing operations	$11,648	$11,732
Net loss from discontinued operations	—	(3,348)
Net income	$11,648	$8,384

Weighted average common shares outstanding	36,967	32,736

Basic net income per common share from continuing operations	$0.32	$0.36
Basic net loss per common share from discontinued operations	—	(0.10)
Basic net income per common share	$0.32	$0.26

Diluted net income per share:
Net income from continuing operations	$11,648	$11,732
Net loss from discontinued operations	—	(3,348)
Net income	$11,648	$8,384

Weighted average common shares outstanding — Basic	36,967	32,736
Effect of dilutive securities:
2016 Convertible notes	653	30
Stock options and restricted stock	521	576
Weighted average common shares for diluted earnings per share	38,141	33,342

Diluted net income per common share from continuing operations	$0.31	$0.35
Diluted net loss per common share from discontinued operations	—	(0.10)
Diluted net income per common share	$0.31	$0.25

In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.3 million has previously been recorded and $0.2 million was recorded in the three months ended March 31, 2016. The remaining $0.9 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Common stock of approximately 0.3 million and a minimal amount of shares at March 31, 2016 and 2015, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect, would have been antidilutive. The Company also has warrants outstanding related to its 2016 Notes at March 31, 2016 and 2015 and the Company's 2016 Notes are convertible to common shares in certain circumstances (see Note 6). These

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.

For the three months ended March 31, 2016 and 2015, the potential excess conversion value on the 2016 Notes was included in the Company's dilutive share calculation because the average stock price for the three months ended March 31, 2016 and 2015 exceeded the conversion price.

Performance Shares and Restricted Units that entitle the holders to approximately 0.1 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation for their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$11,648	$8,384
Foreign currency translation adjustment	11,244	(24,393)
Change in unrealized gain on derivatives, net of tax	—	211
Pension liability adjustment, net of tax	(7)	54
Comprehensive income (loss)	$22,885	$(15,744)

Changes in Accumulated Other Comprehensive Loss by component between December 31, 2015 and March 31, 2016 are presented in the table below, net of tax:

	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$9	$(47,911)	$(47,902)
Other comprehensive income (loss)	(7)	11,244	11,237
Ending balance	$2	$(36,667)	$(36,665)

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below:

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

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$151,175	$140,058
Orthopedics and Tissue Technologies	85,595	62,476
Total revenues	$236,770	$202,534
Segment Profit
Specialty Surgical Solutions	$57,581	$60,332
Orthopedics and Tissue Technologies	20,275	19,920
Segment profit	77,856	80,252
Amortization	(3,471)	(1,729)
Corporate and other	(52,266)	(57,283)
Operating income from continuing operations	$22,119	$21,240

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
United States	$181,232	$152,612
Europe	29,442	25,283
Rest of World	26,096	24,639
Total Revenues	$236,770	$202,534

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance.
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
Contingent Consideration
The Company increased the fair value of contingent consideration during the three-month period ended March 31, 2016 to reflect the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2016	$21,831
Loss from increase in fair value of contingent consideration liabilities	131	Selling, general and administrative
Fair value at March 31, 2016	$21,962
The entire contingent consideration balance was included in Other liabilities at March 31, 2016 and December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.

GENERAL
Integra is a world leader in medical technology focused on limiting uncertainty for surgeons so that they can concentrate on providing the best patient care. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial procedures, small bone and joint reconstruction, the repair and reconstruction of soft tissue, and instruments for surgery.
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
We believe that we are particularly effective in the following aspects of our business:

•	Regenerative Technology Platform. We have developed numerous product lines through our proprietary collagen and polyethylene glycol technologies that are sold through all of our sales channels.

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

•
Specialized Sales Footprint. Our medical technology investment and manufacturing strategy provides us with a specialized set of customer call-points and synergies. We have market-leading products across our portfolio that provide both scale and depth in solutions for a broad set of clinical needs across many departments in the healthcare system. We also have clinical expertise across all of our channels in the United States, and an opportunity to expand and leverage this expertise in markets worldwide. Many of our customers are facing pressure placed upon them by healthcare reform worldwide. In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our Enterprise Selling initiative to bring unique clinical solutions to even the most difficult healthcare issues in our key accounts across multiple sites and multi-hospital integrated delivery networks.

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

Clinical and Product Development Activities
During July 2014, we completed our multi-center clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“DFU”). The data collected formed the foundation for the Premarket Approval ("PMA") Supplement application that we filed with the FDA. The FDA approved the PMA on January 7,

2016, and the Company anticipates commercializing the resulting DFU product, Omnigraft TM, in June 2016. We are also investing in next generation nerve products, additional clinical studies for indications to support existing products including breast reconstruction, and longer term research programs to evaluate combination products.
Separation of the Spine Business
In November 2014, we announced a plan to spin off our spine business into a stand-alone public company ("SeaSpine"). On July 1, 2015, we completed the distribution of 100% of the outstanding common shares of SeaSpine to Integra's stockholders, who received one share of SeaSpine common stock for every three shares of Integra held as of the close of business on the record date, June 19, 2015. We incurred separation expenses of approximately $4.8 million in the three months ended March 31, 2015. Separation costs includes all incremental expenses incurred by Integra in order to effect the separation and the cost of all new employees recruited to operate the two separate companies. The separation costs through March 31, 2015 are reported within the discontinued operations.
Unless indicated otherwise, the information in the management discussion and analysis of financial condition and results of operations relates to the Company’s continuing operations. Further information regarding the SeaSpine separation and discontinued operations reporting may be found in Note 2 - Discontinued Operations.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2016, was $11.6 million, or $0.31 per diluted share as compared to $11.7 million or $0.35 per diluted share for the three months ended March 31, 2015.
Net income for the three months ended March 31, 2016 remained consistent with the same period last year primarily as a result of increased revenues, which were offset by investments in our growing sales channel and research and development. The operations reflect full inclusion of the Tekmed, Tornier's U.S. Foot and Ankle, and TEI activities as well as strong growth in our dural repair and regenerative technology franchises.
Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Global ERP implementation charges	$3,324	$3,813
Structural optimization charges	1,709	1,777
Certain employee severance charges	650	1,046
Acquisition-related charges	6,041	3,094
Convertible debt non-cash interest	2,064	1,801
Total	$13,788	$11,531

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of goods sold	$4,848	$3,737
Selling, general and administrative	6,876	6,371
Interest expense	2,064	1,801
Other income	—	(378)
Total from Continuing operations	$13,788	$11,531

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. We are engaged in a multi-year implementation of a new global enterprise resource planning ("ERP") system to improve our operational efficiency and have made progress in implementing the ERP across multiple sites. We expect the additional capital and integration expense associated with our ERP system to decrease as we continue to progress in our ERP implementation over the next year.
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and valuation of Integra.
Update on Remediation Activities
We have an outstanding FDA warning letter related to TEI, acquired by Integra on July 17, 2015.  TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that was not cleared or approved. TEI responded with a corrective action plan to the FDA and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims on products and require additional corrective actions. We do not expect to incur material operating expenses to complete the corrective action plan.
There were no remediation expenses incurred in the three months ended March 31, 2016.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2016	2015
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$151,175	$140,058
Orthopedics & Tissue Technologies	85,595	62,476
Total revenue	236,770	202,534
Cost of goods sold	84,773	75,221
Gross margin on total revenues	$151,997	$127,313
Gross margin as a percentage of total revenues	64.2%	62.9%

Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015
Revenues and Gross Margin
For the three months ended March 31, 2016 total revenues increased by $34.2 million to $236.8 million from $202.5 million for the same period in 2015.
Specialty Surgical Solutions revenues were $151.2 million, an increase of 8% from the prior-year period. The increase resulted from the impact of our dural repair products which increased in the low double digits for the quarter and in our Precision Tools and Instruments business, mainly in the U.S and Europe. These increased sales were partially offset by a decline in neuro critical care products.
Orthopedics and Tissue Technologies revenues were $85.6 million, an increase of 37% from the prior-year period. The increase resulted from the impact of TEI, Salto and Futura product sales arising out of the acquisitions, which added $17.4 million in the quarter. Non-acquired product growth was led by strong demand in our regenerative products, including private label, as a result of both additional headcount in our sales force and new products. Sales growth in our extremity franchise also benefited from increasing demand for new products in the shoulder indication.

Gross margin increased to $152.0 million for the three-month period ended March 31, 2016, up from $127.3 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.2% for the first quarter of 2016, up from 62.9% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as Dural Repair, skin and wound products, and improvements in the utilization of our manufacturing facilities, although partially offset by our new collagen manufacturing center start-up costs.
We expect our consolidated gross margin percentage for the full year 2016 to be approximately 64.0%. We expect the increase in gross margin to occur because of the full-year contribution from TEI and continued favorable product mix, which will more than offset the costs associated with operating our new collagen manufacturing center.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2016	2015
Research and development	6.1%	5.5%
Selling, general and administrative	47.3%	46.0%
Intangible asset amortization	1.5%	0.9%
Total operating expenses	54.9%	52.4%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $23.8 million, or 22%, to $129.9 million in the three months ended March 31, 2016, compared to $106.1 million in the same period last year.

Research and development expenses in the first quarter of 2016 increased compared to the same period last year. This increase primarily resulted from additional spending on new product development and clinical studies. We expect full-year 2016 spending on research and development to be between 5.5% and 6.0% of total revenues.

Selling, general and administrative expenses in the first quarter of 2016 increased by $18.7 million to $112.0 million compared to $93.3 million in the same period last year. Selling and marketing expenses increased by $18.8 million, resulting from higher headcount in our sales force compared to last year owing mostly to the TEI acquisition, and commission costs, which were higher as a result of increases in revenue. General and administrative costs remained flat, resulting from increases in ongoing projects, employee compensation, and benefit plans offset by the elimination of the Medical Device Excise Tax expense of $2.2 million in the first quarter of 2015. We expect full year selling, general and administrative expenses to be between 45% and 46% of revenue in 2016, as we make additional investments in our commercial channels as a result of the benefit of the Medical Device Excise Tax suspension.

Amortization expense as a percentage of revenues in the first quarter of 2016 increased compared to the same period last year. This was primarily related to the increase in intangibles from the TEI acquisition in July 2015.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest income	$6	$5
Interest expense	(6,373)	(5,472)
Other income (expense), net	(738)	2,017

Interest Income and Interest Expense
Interest expense in the three months ended March 31, 2016 increased by $0.9 million primarily due to increased borrowings on our Senior Credit Facility compared to the prior year. Our reported interest expense for the three-month periods ended March 31, 2016 and 2015 includes non-cash interest related to the accounting for convertible securities of $2.1 million and $1.9 million, respectively.
Interest income was negligible for the three months ended March 31, 2016 and 2015.
Other Income (Expenses)
Other income (expense) for the three months ended March 31, 2016 and 2015 includes approximately ($0.8 million) and $1.9 million, respectively, of currency exchange.
Income Taxes

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income before income taxes	$15,014	$17,790
Income tax expense	3,366	6,058
Effective tax rate	22.4%	34.1%

The Company’s effective income tax rates for the three months ended March 31, 2016 and 2015 were 22.4% and 34.1%, respectively. Included in the March 31, 2016 income tax rate is a benefit for $0.3 million for the release of uncertain tax positions. The primary driver of the higher tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2016 was nondeductible costs related to acquisitions and other corporate initiatives.

The Company expects its effective income tax rate for the full year to be approximately 24%, resulting largely from the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
United States	$181,232	$152,612
Europe	29,442	25,283
Rest of World	26,096	24,639
Total Revenues	$236,770	$202,534
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
Domestic revenues increased to $181.2 million, or 77% of total revenues, for the three months ended March 31, 2016 from $152.6 million, or 75% of total revenues, for the three months ended March 31, 2015. International revenues increased to $55.5 million from $49.9 million in the prior-year period, an increase of 11%. Changes in foreign exchange rates decreased our sales by $1.1 million compared to the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $77.1 million and $48.1 million at March 31, 2016 and December 31, 2015, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2016, our non-U.S. subsidiaries held approximately $38.1 million of cash and cash equivalents that are available for use by our operations outside of the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$19,171	$24,891
Net cash used in investing activities	(6,730)	(2,061)
Net cash provided by (used in) financing activities	15,811	(13,826)
Effect of exchange rate fluctuations on cash	702	(4,284)

In 2016, we anticipate that our principal uses of cash will include approximately $40.0 million of capital expenditures primarily for support and maintenance in our existing plants for facility automation, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $19.2 million and $24.9 million for the three months ended March 31, 2016 and 2015, respectively.

Operating cash flows for the three months ended March 31, 2016 decreased compared to the same period in 2015. Net income was consistent compared to the same period of the prior year. Changes in non-cash adjustments included in net income increased cash flows for the three months ended March 31, 2016 by approximately $6.7 million, which resulted primarily from the increase in depreciation and amortization. Changes in working capital decreased cash flows for the three months ended March 31, 2016 by approximately $15.0 million. Among the changes in working capital, accounts receivable used $18.4 million of cash, inventory used $8.1 million of cash, prepaid expenses and other current assets provided $2.0 million of cash and accounts payable, and accrued expenses and other current liabilities provided $8.0 million of cash.
Operating cash flow for the three months ended March 31, 2015 benefited from an increase in net income of $9.1 million compared to the same period in 2014. Changes in working capital decreased cash flows by approximately $4.6 million. Among the changes in working capital, accounts receivable provided $0.6 million of cash, inventory used $4.9 million of cash, prepaid expenses and other current assets provided $4.8 million of cash and accounts payable, accrued expenses and other current liabilities used $4.3 million of cash.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2016, we paid $10.9 million for capital expenditures, most of which was directed to our global enterprise system implementation and commercial expansion.
During the three months ended March 31, 2015, we received cash of $1.4 million related to the sale of our Andover, U.K. facility and $1.8 million related to a working capital adjustment from the MicroFrance acquisition. We also paid $5.3 million for capital expenditures, most of which was directed to the expansion of our new collagen manufacturing center and global enterprise system implementation.
Cash Flows Provided by (Used in) Financing Activities
Our principal source of cash from financing activities in the three months ended March 31, 2016 was a $15.0 million borrowing under our Senior Credit Facility for general operating purposes and proceeds we received from stock option exercises of $1.0 million. Additionally, we made a repayment of $1.9 million on the revolving portion under our Senior Credit Facility.
Our principal use of cash for financing activities in the three months ended March 31, 2015 was a repayment of $15.0 million on the revolving portion under our Senior Credit Facility net of received proceeds related to stock option exercises of $0.2 million.
Working Capital
At March 31, 2016 and December 31, 2015, working capital was $337.9 million and $299.4 million, respectively.
Upcoming Debt Maturities
The Company’s 1.625% senior convertible notes mature in 2016. The Company may attempt to refinance, extend, or use available borrowing capacity under the Senior Credit Facility to settle this obligation prior to its maturity, depending on prevailing market conditions. Our ability to refinance or extend this obligation will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us. The Company considers the balance to be long term in nature based on its current intent and ability to refinance the borrowing prior to its maturity.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 6 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities.

On August 28, 2015, the Company entered into a second amendment (the “Second Amendment”) to the certain Third Amended and Restated Credit Agreement, dated as of July 2, 2014 among the Company, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank, and TD Bank, N.A., as Co-Documentation Agents. In connection with the Second Amendment, the Company borrowed $200.0 million of incremental term loans as permitted under the original terms of the Senior Credit Facility. Additionally, the Second Amendment (i) enables the Company to incur up to $200.0 million of incremental loans in the future and (ii) modifies the consolidated leverage ratio covenant in the Credit Agreement.

The Second Amendment creates an aggregate principal amount of up to $1.1 billion (increased from $900 million) available to the Company through the following facilities: (i) a $750 million revolving credit facility and (ii) a $350 million term loan facility (increased from $150 million).

Share Repurchase Plan

On October 28, 2014, our Board of Directors authorized a repurchase plan of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program through March 31, 2016 and $75.0 million remains available under the authorization.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures. The Company considers all such outstanding amounts to be long-term in nature based on its current intent and ability to repay the borrowings outside of the next twelve-month period.
Contractual Obligations and Commitments
As of March 31, 2016, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2016	2017-2018	2019-2020	Thereafter
	(In millions)
Convertible Securities (1)	$227.1	$227.1	$—	$—	$—
Revolving Credit Facility (2)	165.0	—	—	165.0	—
Term Loan	344.4	12.5	58.1	273.8	—
Interest (3)	23.1	8.6	11.9	2.6	—
Employment Agreements (4)	1.4	0.6	0.8	—	—
Operating Leases	58.1	7.9	14.7	8.0	27.5
Purchase Obligations	7.2	3.1	2.8	1.3	—
Other	1.7	1.3	0.2	0.1	0.1
Total	$828.0	$261.1	$88.5	$450.8	$27.6

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

The Company has excluded contingent consideration obligations related to prior acquisitions from the contractual obligations table above; these liabilities had a fair value of $22.0 million at March 31, 2016. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.8 million at March 31, 2016. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, have not materially changed, except as noted below.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2016 would increase interest income by approximately $0.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap expired during August 2015. There were no instruments outstanding as of March 31, 2016.

Based on our outstanding borrowings at March 31, 2016, a one-percentage point change in interest rates would have affected interest expense on the debt by $5.1 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide such reasonable assurance.
As previously disclosed, the Company is in the process of a multi-year implementation of a global enterprise resource planning system. In addition, in response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance.

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

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended March 31, 2016 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 3, 2016)

10.2	Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 29, 2016)

10.3	Form of Performance Stock Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed on February 29, 2016)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on April 27, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	April 27, 2016	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	April 27, 2016	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

10.1	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 3, 2016)

10.2	Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 29, 2016)

10.3	Form of Performance Stock Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed on February 29, 2016)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on April 27, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.