Form 10-Q
period 2016-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2016-07-28
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 26, 2016 was 37,360,514.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue, net	$249,309	$212,673	$486,079	$415,207
Costs and expenses:
Cost of goods sold	89,565	75,251	174,338	150,472
Research and development	14,679	12,012	29,130	23,091
Selling, general and administrative	119,217	99,318	231,192	192,583
Intangible asset amortization	3,471	1,747	6,943	3,476
Total costs and expenses	226,932	188,328	441,603	369,622
Operating income	22,377	24,345	44,476	45,585
Interest income	6	8	12	13
Interest expense	(6,588)	(5,485)	(12,961)	(10,957)
Other income (expense), net	(852)	(860)	(1,590)	1,157
Income from continuing operations before income taxes	14,943	18,008	29,937	35,798
Income tax expense	2,188	5,988	3,764	12,046
Income from continuing operations	12,755	12,020	26,173	23,752
Loss from discontinued operations (net of tax benefit)	—	(7,022)	—	(10,370)
Net income	$12,755	$4,998	$26,173	$13,382

Net income per share - basic:
Income from continuing operations	$0.34	$0.36	$0.71	$0.72
Loss from discontinued operations	—	(0.21)	—	(0.32)
Net income per share - basic	$0.34	$0.15	$0.71	$0.40

Net income per share - diluted:
Income from continuing operations	$0.32	$0.35	$0.68	$0.71
Loss from discontinued operations	—	(0.21)	—	(0.31)
Net income per share - diluted	$0.32	$0.14	$0.68	$0.40

Weighted average common shares outstanding (See Note 11):
Basic	37,196	33,032	37,037	32,884
Diluted	39,355	33,939	38,771	33,644
Comprehensive income (loss) (See Note 12)	$5,844	$12,325	$30,499	$(3,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$86,803	$48,132
Restricted cash and cash equivalents	—	4,073
Trade accounts receivable, net of allowances of $6,023 and $5,572	145,571	132,241
Inventories, net	220,442	211,429
Prepaid expenses and other current assets	41,170	42,620
Total current assets	493,986	438,495
Property, plant and equipment, net	208,648	205,181
Intangible assets, net	583,569	603,740
Goodwill	514,023	512,389
Deferred tax assets	7,062	6,932
Other assets	6,874	7,487
Total assets	$1,814,162	$1,774,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under senior credit facility	$21,250	$14,375
Accounts payable, trade	43,954	34,772
Deferred revenue	8,151	5,666
Accrued compensation	38,435	45,154
Accrued expenses and other current liabilities	38,037	39,160
Total current liabilities	149,827	139,127
Long-term borrowings under senior credit facility	461,250	481,875
Long-term convertible securities	223,041	218,240
Deferred tax liabilities	156,337	154,891
Other liabilities	28,920	28,648
Total liabilities	1,019,375	1,022,781
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 46,238 and 45,857 issued at June 30, 2016 and December 31, 2015, respectively	462	459
Additional paid-in capital	1,032,970	1,020,128
Treasury stock, at cost; 8,915 shares at June 30, 2016 and December 31, 2015	(367,121)	(367,121)
Accumulated other comprehensive loss	(43,576)	(47,902)
Retained earnings	172,052	145,879
Total stockholders’ equity	794,787	751,443
Total liabilities and stockholders’ equity	$1,814,162	$1,774,224

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net income	$26,173	$13,382
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	10,370
Depreciation and amortization	36,267	24,362
Deferred income tax	(642)	1,565
Amortization of debt issuance costs	1,236	1,060
Non-cash interest expense	4,168	3,744
Loss on disposal of property and equipment	1,184	38
Change in fair value of contingent consideration	251	239
Share-based compensation	7,897	5,419
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(13,525)	(5,192)
Inventories	(7,362)	(6,118)
Prepaid expenses and other current assets	4,362	903
Other non-current assets	(571)	(1,806)
Accounts payable, accrued expenses and other current liabilities	2,237	23,951
Deferred revenue	2,510	(805)
Other non-current liabilities	(1,076)	700
Net cash provided by operating activities of continuing operations	63,109	71,812
Net cash used in operating activities of discontinued operations	—	(12,209)
Net cash provided by operating activities	63,109	59,603
INVESTING ACTIVITIES:
Purchases of property and equipment	(19,162)	(14,953)
Sale of property and equipment	—	1,438
Cash received from business acquisition purchase price adjustment	224	1,831
Change in restricted cash	4,165	—
Net cash used in investing activities of continuing operations	(14,773)	(11,684)
Net cash used in investing activities of discontinued operations	—	(7,060)
Net cash used in investing activities	(14,773)	(18,744)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	15,000	35,000
Repayments under senior credit facility	(28,750)	(15,000)
Principal payments under capital lease obligations	(323)	(396)
Proceeds from exercised stock options	9,260	7,345
Cash taxes paid in net equity settlement	(4,269)	(6,359)
Net cash (used in) provided by financing activities	(9,082)	20,590
Effect of exchange rate changes on cash and cash equivalents	(583)	(2,146)
Net increase in cash and cash equivalents	38,671	59,303
Cash and cash equivalents at beginning of period	48,132	71,734
Cash and cash equivalents at end of period	$86,803	$131,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
General
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.
In the opinion of management, the June 30, 2016 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.
On July 1, 2015, the Company completed the distribution of 100% of the outstanding common shares of SeaSpine Holdings Corporation ("SeaSpine") to Integra shareholders who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company has classified the results of operations and cash flows of SeaSpine as discontinued operations for the three- and six-month periods ended June 30, 2015 presented in the Company's Form 10-Q. Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to the Company's continuing operations. Refer to Note 2 - Discontinued Operations, for additional information regarding the distribution.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on a prospective basis. The implementation of the amended guidance did not have a material impact on the Company's consolidated financial position or results of operations.
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
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). Under current accounting guidance an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2018. The new standard must be adopted using a modified retrospective transition. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09), which simplifies several aspect of the accounting for share-based payment. Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies, to the extent of previous windfalls, in equity when an award is settled. A tax benefit currently only recognized when it is realized. Excess tax benefits at settlements are currently reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax effects of share-based payment settlements are to be presented as cash inflows from operating activities with a transition method of either a prospective or retrospective transition method. The amendment also removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied for this provision of amendment. ASU 2016-09 allows the Company to elect to account for forfeitures either based on an estimate of the number of awards for which the requisite service period is not expected be rendered with a true-up for actual forfeitures or to account for forfeitures as they occur. The amendment also requires cash outflows attributable to tax withholdings on the net settlement of equity-classified awards to be classified in financing cash flows, with any changes to be applied retrospectively. ASU 2016-09 is effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted.
The Company elected to early adopt ASU 2016-09 during the quarter ended June 30, 2016, which requires any adjustments to be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The Company elected to account for forfeitures as they occur. The impact in retained earnings as of December 31, 2015 from this provision was not significant. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $1.2 million and $3.0 million for the three and six months ended June 30, 2016, respectively. Amendments related to the condensed consolidated statement of cash flows have been adopted retrospectively. As a result of this adoption, the excess tax settlement and taxes on net settlement of $7.2 million was included in net cash provided by operating activities for the six months ended June 30, 2016. The six months ended June 30, 2015 was adjusted as follows: a $9.9 million increase to net cash provided by operating activities and a $9.9 million decrease in net cash provided by financing activities.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes results from discontinued operations of SeaSpine included in the condensed consolidated statement of operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(in thousands)
Total revenue	$33,461	$65,775
Costs and expenses	43,852	80,618
Operating loss	(10,391)	(14,843)
Other income (expense), net	(45)	(766)
Loss from discontinued operations before tax	(10,436)	(15,609)
Benefit for income taxes	(3,414)	(5,239)
Net loss from discontinued operations	$(7,022)	$(10,370)

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

The Company entered into several Supply Agreements in which SeaSpine engaged Integra to be the product supplier of Integra's former Integra MozaikTM product line ("Mozaik") for a three-year period following the separation, after which there will be no defined terms and this will be considered a normal purchase/sale arrangement. This product line has been licensed to SeaSpine in conjunction with the spin-off. Prior to the spin-off, sales of Mozaik products from an Integra facility to a SeaSpine facility were eliminated in Integra's historical consolidated financial results of operations. The revenue and cost of goods sold related to prior sales of Mozaik to SeaSpine have been restated and are presented in Integra's continuing operations as results of operations. The Company has recorded $0.5 million and $2.0 million in revenue related to the sale of Mozaik products for the three-month period ended June 30, 2016 and 2015, respectively, and $0.6 million and $3.2 million, respectively for the six-month periods ended June 30, 2016 and 2015. The Company has recorded the related cost of goods sold of approximately $0.5 million and $2.0 million in for the three-months periods ended June 30, 2016 and 2015, respectively and $0.6 million and $3.2 million for the six-month periods ended June 30, 2016 and 2015, respectively, in its continuing operations.

Under the terms of the Transition Services Agreement, the Company agreed to provide administrative, site services, information technology systems and various other corporate and support services to SeaSpine over various periods after the separation on a cost or cost-plus basis. The most significant components of the service income are the provision of information systems and legal services, which were substantially completed during the first quarter of 2016. In the three- and six-month periods ended June 30, 2016 other income (expense), net, includes a minimal amount and $0.3 million, respectively of income in respect of the provision of services to SeaSpine.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. BUSINESS ACQUISITIONS
Tekmed
On December 15, 2015, the Company acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for an aggregate purchase price of $14.1 million including a minimal amount of working capital and purchase adjustment which was recorded as an adjustment to assumed liabilities. Tekmed was a distributor of the Company's and third-party products in Italy and focuses on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables the Company to sell directly into the market to support our Specialty Surgical Solutions division's growth in Italy along with other key Integra franchises.
The Company recorded revenue for Tekmed of approximately $1.2 million and $2.4 million related to third party products in the consolidated statements of operations for the three and six months ended June 30, 2016. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of June 30, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory	$1,143
Other current assets	11
Property, plant, and equipment	669
Intangible assets:		Wtd. Avg. Life:
Supplier contracts	4,981	2 -13 Years
Goodwill	9,665
Total assets acquired	16,469
Accrued expenses and other liabilities	802
Deferred tax liabilities	1,564
Net assets acquired	$14,103
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
The Company recorded revenue for Salto and Futura of approximately $3.4 million and $7.3 million in the consolidated statements of operations for the three and six months period ended June 30, 2016. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following summarizes the allocation of the purchase price as of June 30, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Purchase Price Allocation
	(Dollars in thousands)
Inventory	$2,688
Property, plant, and equipment	1,453
Intangible assets:		Wtd. Avg. Life:
Ankle product family	3,210	11 years
Toe product family	460	10 years
Total assets acquired	7,811
Deferred tax liabilities	700
Net assets acquired	$7,111
TEI
On July 17, 2015, the Company executed the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med", collectively "TEI") for an aggregate purchase price of approximately $312.2 million ($210.9 million for TEI Bio and $101.3 million for TEI Med) including working capital and purchase price adjustment of $0.2 million ($0.5 million for TEI Bio offset by $0.7 million cash received for TEI Med) which was recorded as a reduction from goodwill. The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash.
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
The Company recorded revenue for TEI of approximately $12.4 million and $26.0 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2016. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the allocation of the purchase price as of June 30, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Purchase Price Allocation
	(Dollars in thousands)
Cash	$1,241
Accounts receivable, net	9,011
Inventory	23,223
Income tax receivable	5,135
Other current assets	2,670
Property, plant, and equipment	2,027
Intangible assets:		Wtd. Avg. Life:
Developed technology	167,400	14 -16 Years
Contractual relationships	51,345	11 -14 Years
Leasehold interest	69
Goodwill	147,704
Total assets acquired	409,825
Accrued expenses and other liabilities	9,732
Deferred tax liabilities	87,908
Net assets acquired	$312,185

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2015 as if the acquisitions completed by the Company during 2015 had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1 of the year prior to the acquisition that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(In thousands, except per share amounts)
Total revenue	$235,357	$460,828
Net income	$13,585	$26,892
Net income per share:
Basic	$0.41	$0.82

4. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$128,432	$125,869
Work in process	50,232	47,962
Raw materials	41,778	37,598
	$220,442	$211,429

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six-month period ended June 30, 2016 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2015	$284,976	$227,413	$512,389
TEI working capital and purchase price adjustment	—	(174)	(174)
Foreign currency translation	1,006	802	1,808
Balance, June 30, 2016	$285,982	$228,041	$514,023

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$480,599	$(81,750)	$398,849
Customer relationships	12 years	153,926	(73,483)	80,443
Trademarks/brand names	30 years	91,282	(18,000)	73,282
Supplier relationships	27 years	34,721	(12,950)	21,771
All other (1)	5 years	11,068	(1,844)	9,224
		$771,596	$(188,027)	$583,569

	December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$480,684	$(67,978)	$412,706
Customer relationships	12 years	153,246	(68,811)	84,435
Trademarks/brand names	30 years	90,837	(16,374)	74,463
Supplier relationships	27 years	34,721	(12,236)	22,485
All other (1)	5 years	10,958	(1,307)	9,651
		$770,446	$(166,706)	$603,740

(1)	At June 30, 2016 and December 31, 2015, all other included in-process research and development ("IPR&D") of $1.0 million in both periods, which was indefinite-lived.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2016 the Company was in compliance with all such covenants. The Company capitalized $1.4 million of incremental financing costs in 2015 in connection with the modifications of the Senior Credit Facility.
At June 30, 2016 and December 31, 2015, there was $140.0 million and $150.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.1% and 1.9%, respectively. At June 30, 2016 and December 31, 2015, there was $342.5 million and $346.2 million outstanding, respectively, under the term loan component of the Senior Credit Facility at a weighted average interest rate of 2.1% and 1.8%, respectively. At June 30, 2016, there was approximately $610.0 million available for borrowing under the Senior Credit Facility.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at June 30, 2016 was approximately $134.5 million and $330.3 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
Contractual repayments of the term loan began September 30, 2015 and are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2016	$10,625
2017	25,625
2018	32,500
2019	273,750
$342,500
The outstanding balance of revolving credit component of the Senior Credit Facility is due on July 2, 2019.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At June 30, 2016, the carrying amount of the liability component was $223.0 million, the remaining unamortized discount was $4.1 million, the unamortized debt issuance cost was fully amortized and the principal amount outstanding was $227.1 million. At December 31, 2015, the carrying amount of the liability component was $218.2 million, the remaining unamortized discount was $8.4 million, the remaining unamortized debt issuance cost was $0.5 million and the principal amount outstanding was $227.1 million.
The fair value of the 2016 Notes at June 30, 2016 was approximately $343.2 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 18.9287 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $52.83 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur, which included the spin-off of the spine business. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the announced spin-off of the Company's subsidiary, SeaSpine Holdings Corporation, which allowed the holders to convert all or any of the 2016 Notes subject to certain conditions. The 2016 Notes were convertible through June 10, 2015 and as of the close of the conversion window, note holders provided notice to convert 2,903 notes. During 2015, the Company paid $2.9 million in cash and issued 8,457 shares to settle the obligation to the note holders that converted. The Company considers the balance to be long-term in nature based on its current intent and ability to refinance the borrowing.
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
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$2,104	$1,885	$4,168	$3,744
Cash interest related to the contractual interest coupon (2)	892	824	1,780	1,669
Total	$2,996	$2,709	$5,948	$5,413
(1)The amortization of the discount on the liability component of the 2016 Notes is presented net of capitalized interest of $0.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, and $0.2 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.
(2)The cash interest related to the contractual interest coupon on the 2016 Notes is presented net of capitalized interest of $0.1 million for the three months ended June 30, 2015 and $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. A minimal amount was capitalized for the three months ended June 30, 2016.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. On June 22, 2016, the Company entered into two $50.0 million interest rate swap derivative instruments with separate financial institutions, each with an effective date of December 31, 2016 to manage its earnings and cash flow exposure to changes in interest rates covering a portion of its floating-rate debt. These interest rate swaps expires on June 30, 2019.
On August 10, 2015 the interest rate swap derivative instrument the Company entered into on August 10, 2010 with an effective date of December 31, 2010 expired. The interest rate swap was used to manage the Company's earnings and cash flow exposure to changes in interest rates by converting a portion of its floating-rate debt into fixed-rate debt.
The Company designated these derivative instruments as cash flow hedges. The Company recorded the effective portion of any change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point the effective portion of any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

As of June 30, 2016, the Company had total outstanding interest rate swaps of $100.0 million each with an effective date of December 31, 2016.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2016:

Location on Balance Sheet (1):	Fair Value as of June 30, 2016
(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$131
Interest rate swap — Other liabilities (2)	471
Total Derivatives designated as hedges — Liabilities	$602

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At June 30, 2016, the notional amount related to the Company’s interest rate swaps was $100.0 million. There are no expected reduction in notional amount in the next twelve months.
There were no instruments outstanding as of December 31, 2015.
The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2016 and 2015:

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2016
Interest rate swap	$—	$(602)	$—	$(602)
	$—	$(602)	$—	$(602)
Three months ended June 30, 2015
Interest rate swap	$(527)	$(7)	$(373)	$(161)	Interest (expense)
	$(527)	$(7)	$(373)	$(161)

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2016
Interest rate swap	$—	$(602)	$—	$(602)
	$—	$(602)	$—	$(602)

Six months ended June 30, 2015
Interest rate swap	$(898)	$(25)	(762)	$(161)	Interest (expense)
	$(898)	$(25)	$(762)	$(161)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and six months ended June 30, 2016 and 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8. STOCK-BASED COMPENSATION
As of June 30, 2016, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.3 million has been previously recorded and $0.2 million and $0.4 million were recorded in the three and six months ended June 30, 2016. The remaining $0.7 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Stock Options

As of June 30, 2016, there were approximately $4.0 million of total unrecognized compensation costs related to unvested stock options, including the additional incremental fair value expense discussed above. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 111,662 stock options granted during the six months ended June 30, 2016.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2016, there were approximately $22.2 million of total unrecognized compensation costs related to these unvested awards, including the additional incremental fair value expense discussed above. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 155,371 restricted stock awards/stock units and 78,177 performance shares during the six months ended June 30, 2016.
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

9. TREASURY STOCK

On October 28, 2014, the Board of Directors authorized a repurchase plan of up to $75.0 million of its outstanding common stock through December 2016. As of June 30, 2016, there remained $75.0 million available for repurchases under this authorization.

There were no cash treasury stock repurchases during the six months ended June 30, 2016 and 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Reported tax rate	14.6%	33.3%	12.6%	33.6%

The Company’s effective income tax rates for the three months ended June 30, 2016 and 2015 were 14.6% and 33.3%, respectively. In the three months ended June 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of $1.2 million as a result of early adoption of ASU 2016-09 and a $0.2 million benefit included for the release of uncertain tax positions. The primary driver of the higher tax rate for the three months ended June 30, 2015, compared to the three months ended June 30, 2016, was $0.4 million expense relating to foreign tax returns filed during the three months ended June 30, 2015 and jurisdiction mix of income earned.

The Company's effective income tax rates for the six months ended June 30, 2016 and 2015 were 12.6% and 33.6%, respectively. In the six months ended June 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of $3.0 million as a result of early adoption of ASU 2016-09 and a $0.5 million benefit included for the release of uncertain tax positions. The primary drivers of the higher income tax rate for the six months ended June 30, 2015, compared to the six months ended June 30, 2016, are the $0.6 million expense and $0.4 million expense related to transfer pricing recorded and foreign tax returns filed for the six months ended June 30, 2015, respectively, and jurisdiction mix of income earned.

The Company expects its effective income tax rate for the full year to be approximately 20.3%, resulting largely from the release of uncertain tax positions and jurisdiction mix of pre-tax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Basic net income per share:
Net income from continuing operations	$12,755	$12,020	$26,173	$23,752
Net loss from discontinued operations	—	(7,022)	—	(10,370)
Net income	$12,755	$4,998	$26,173	$13,382

Weighted average common shares outstanding	37,196	33,032	37,037	32,884

Basic net income per common share from continuing operations	$0.34	$0.36	$0.71	$0.72
Basic net loss per common share from discontinued operations	—	(0.21)	—	(0.32)
Basic net income per common share	$0.34	$0.15	$0.71	$0.40

Diluted net income per share:
Net income from continuing operations	$12,755	$12,020	$26,173	$23,752
Net loss from discontinued operations	—	(7,022)	—	(10,370)
Net income	$12,755	$4,998	$26,173	$13,382

Weighted average common shares outstanding — Basic	37,196	33,032	37,037	32,884
Effect of dilutive securities:
2016 Convertible notes and warrants	1,598	477	1,125	268
Stock options and restricted stock	561	430	609	492
Weighted average common shares for diluted earnings per share	39,355	33,939	38,771	33,644

Diluted net income per common share from continuing operations	$0.32	$0.35	$0.68	$0.71
Diluted net loss per common share from discontinued operations	—	(0.21)	—	(0.31)
Diluted net income per common share	$0.32	$0.14	$0.68	$0.40

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
Common stock of approximately 0.2 million and 0.1 million of shares at June 30, 2016 and 2015, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect, would have been antidilutive.

For the three and six months ended June 30, 2016 and 2015, the potential excess conversion value on the 2016 Notes and warrants were included in the Company's dilutive share calculation because the average stock price for the three and six months ended June 30, 2016 and 2015 exceeded the conversion price.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Restricted Units that entitle the holders to approximately 0.1 million shares of common stock are included in the diluted weighted average shares outstanding calculation.

12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$12,755	$4,998	$26,173	$13,382
Foreign currency translation adjustment	(6,569)	7,166	4,675	(17,227)
Change in unrealized (loss) gain on derivatives, net of tax	(345)	209	(345)	420
Pension liability adjustment, net of tax	3	(48)	(4)	7
Comprehensive income (loss)	$5,844	$12,325	$30,499	$(3,418)

Changes in Accumulated Other Comprehensive Loss by component between December 31, 2015 and June 30, 2016 are presented in the table below, net of tax:

	Loss on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$—	$9	$(47,911)	$(47,902)
Other comprehensive (loss) income	(345)	(4)	4,675	4,326
Ending balance	$(345)	$5	$(43,236)	$(43,576)

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

•
The Orthopedics and Tissue Technologies segment includes such offerings as skin and wound repair products, bone and joint fixation implants in the upper and lower extremities, bone grafts, plastic and reconstruction and nerve and tendon repair collagen implants.

The Corporate and other category includes (i) various legal, finance, information systems, executive, and human resource functions, (ii) brand management, and (iii) share-based compensation costs.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$158,163	$146,709	$309,338	$286,767
Orthopedics and Tissue Technologies	91,146	65,964	176,741	128,440
Total revenues	$249,309	$212,673	$486,079	$415,207
Segment Profit
Specialty Surgical Solutions	$63,397	$62,325	$120,978	$122,657
Orthopedics and Tissue Technologies	26,025	18,428	46,300	38,348
Segment profit	89,422	80,753	167,278	161,005
Amortization	(3,471)	(1,747)	(6,943)	(3,476)
Corporate and other	(63,574)	(54,661)	(115,859)	(111,944)
Operating income from continuing operations	$22,377	$24,345	$44,476	$45,585

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
United States	$191,872	$162,511	$373,101	$315,270
Europe	31,663	25,564	61,098	50,700
Rest of World	25,774	24,598	51,880	49,237
Total Revenues	$249,309	$212,673	$486,079	$415,207

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Contingent Consideration
The Company increased the fair value of contingent consideration during the six-month period ended June 30, 2016 to reflect the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2016	$21,831
Loss from increase in fair value of contingent consideration liabilities	251	Selling, general and administrative
Fair value at June 30, 2016	$22,082
The fair values of contingent consideration were estimated using a discounted cash flow model using discount rate of 2.20%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The entire contingent consideration balance was included in Other liabilities at June 30, 2016 and December 31, 2015.

15. SUBSEQUENT EVENT
On July 12, 2016, the Company entered into an additional $50.0 million interest rate swap derivative instruments with an effective date of December 31, 2016 to manage its earnings and cash flow exposure to changes in interest rates covering a portion of its floating-rate debt. This interest rate swap expires on June 30, 2019.

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
Our objective is to become a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high-quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers so they can concentrate on providing the best care for their patients and by becoming a company recognized as a leader by our customers worldwide in specialty surgical applications, regenerative technologies and extremities orthopedics. Our strategy is built around three pillars - execute, optimize, and accelerate growth. These three pillars support our strategic initiatives to deliver on our commitments through improved planning and communication, optimize our infrastructure, and grow by introducing new products to the market through internal development, geographic expansion, and strategic acquisitions.
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

•
Diversification and Platform Synergies. The Specialty Surgical Solutions and Orthopedics and Tissue Technologies selling platforms each contribute a different strength to our core business. Specialty Surgical Solutions has a strong presence in the hospital, with market-leading products and comprehensive solutions for surgical specialties, such as neurosurgery, as well as a strong capacity to generate cash flows. Orthopedics and Tissue Technologies enables us to grow our top line by continuing to introduce new, differentiated products in fast-growing markets, such as joint replacement, plastic and reconstruction and advanced wound care, as well as to increase gross margins. We have unique synergies between these platforms, such as our regenerative technology, instrument sourcing capabilities, and enterprise contract management.

•
Specialized Sales Footprint. Our medical technology investment and manufacturing strategy provide us with a specialized set of customer call-points and synergies. We have market-leading products across our portfolios that provide both scale and depth in solutions for a broad set of clinical needs. We also have clinical expertise across all of our channels in the United States, and an opportunity to expand and leverage this expertise in markets worldwide. Many of our customers are facing pressure placed upon them by healthcare reform worldwide. In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our Enterprise Selling initiative to bring unique clinical solutions to even the most difficult healthcare issues in key accounts across multiple sites and multi-hospital integrated delivery networks.

•
Ability to Change and Adapt. Our corporate culture is what enables us to adapt and evolve. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

Acquisitions
Tekmed
On December 15, 2015, the Company acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for an aggregate purchase price of $14.1 million. Tekmed was a distributor of the Company's products in Italy and has a specialty focus on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables the Company to support Specialty Surgical Solutions growth in Italy along with other key Integra franchises.
Tornier's United States Toe & Ankle Business
On October 2, 2015, the Company acquired the United States rights to Tornier's Salto Talaris® and Salto Talaris® XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products (the "Salto and Futura") for $6.0 million in cash. The estimated fair value of the net assets acquired exceeded the purchase price for the Salto and Futura product lines and resulted in the Company recording a gain of $1.1 million for the year-ended December 31, 2015 in Other Income. The acquired toe and ankle products enhance the Company's lower extremities product offering and accelerates its entry into the U.S. total ankle replacement market.

TEI Biosciences, Inc. and TEI Medical, Inc.
In July 2015, we executed the two merger agreements (collectively, the "Agreements") under which we acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med"). Under the terms of the Agreements, we paid $312.2 million ($210.9 million for TEI Bio and $101.3 million for TEI Med) including working capital and purchase price adjustment of $0.2 million ($0.5 million for TEI Bio offset by $0.7 million cash received for TEI Med) which was recorded as a reduction from goodwill. The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash.
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.

Clinical and Product Development Activities
During July 2014, we completed our multi-center clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“DFU”). The data collected formed the foundation for the Premarket Approval ("PMA") Supplement application that we filed with the FDA. The FDA approved the PMA on January 7, 2016, and the Company commenced commercialization of the resulting DFU product, Omnigraft TM, in May 2016. We are also investing in next generation nerve products, additional clinical studies for indications to support existing products, and longer term research programs to evaluate combination products.
Separation of the Spine Business
In November 2014, we announced a plan to spin off our spine business into a stand-alone public company ("SeaSpine"). On July 1, 2015, we completed the distribution of 100% of the outstanding common shares of SeaSpine to Integra's stockholders, who received one share of SeaSpine common stock for every three shares of Integra held as of the close of business on the record date, June 19, 2015. We incurred separation expenses of approximately $10.0 million and $14.8 million in the three and six months ended June 30, 2015. Separation costs includes all incremental expenses that we incurred in order to effect the separation and the cost of all new employees recruited to operate the two separate companies. The separation costs through June 30, 2015 are reported within the discontinued operations.
Unless indicated otherwise, the information in the management discussion and analysis of financial condition and results of operations relates to the Company’s continuing operations. Further information regarding the SeaSpine separation and discontinued operations reporting may be found in Note 2 - Discontinued Operations.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2016, was $12.8 million, or $0.32 per diluted share as compared to $12.0 million or $0.35 per diluted share for the three months ended June 30, 2015.
Net income for the six months ended June 30, 2016, was $26.2 million, or $0.68 per diluted share as compared to $23.8 million or $0.71 per diluted share for the six months ended June 30, 2015.
Net income for the six months ended June 30, 2016 increased from the same period last year primarily as a result of increased revenues partially offset by investments in our growing sales channel and research and development. The operations reflect full inclusion of the Tekmed, Tornier's U.S. Foot and Ankle, and TEI activities as well as strong growth in our dural repair and regenerative technology franchises.

Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Global ERP implementation charges	$5,696	$3,610	$9,020	$7,423
Structural optimization charges	1,838	3,641	3,547	5,418
Certain employee severance charges	617	253	1,267	1,299
Acquisition-related charges	6,020	3,334	12,061	6,428
Convertible debt non-cash interest	2,104	1,885	4,168	3,686
Total	$16,275	$12,723	$30,063	$24,254

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of goods sold	$5,969	$2,634	$10,817	$6,371
Selling, general and administrative	8,202	8,204	15,078	14,575
Interest expense	2,104	1,885	4,168	3,686
Other income	—	—	—	(378)
Total from continuing operations	$16,275	$12,723	$30,063	$24,254

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. We are engaged in a multi-year implementation of a new global enterprise resource planning ("ERP") system to improve our operational efficiency and have made progress in implementing the ERP across multiple sites. We expect the additional capital and integration expense associated with our ERP system to be completed over the next year.
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in comparing our operating performance from period to period, assessing the business model objectives that management has established, and comparing our results against those of other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and valuation of Integra.
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
There were no material remediation expenses incurred in the three and six months ended June 30, 2016.

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$158,163	$146,709	$309,338	$286,767
Orthopedics & Tissue Technologies	91,146	65,964	176,741	128,440
Total revenue	249,309	212,673	486,079	415,207
Cost of goods sold	89,565	75,251	174,338	150,472
Gross margin on total revenues	$159,744	$137,422	$311,741	$264,735
Gross margin as a percentage of total revenues	64.1%	64.6%	64.1%	63.8%

Three Months Ended June 30, 2016 as Compared to Three Months Ended June 30, 2015
Revenues and Gross Margin
For the three months ended June 30, 2016 total revenues increased by $36.6 million to $249.3 million from $212.7 million for the same period in 2015.
Specialty Surgical Solutions revenues were $158.2 million, an increase of 7.8% from the prior-year period. The increase resulted from the growth in all of our major franchises, led by our dural repair products, which increased in the mid double digits for the quarter and precision tools and instruments which increased mid-single digits. This increase is above the market growth rate driven by new product introductions.
Orthopedics and Tissue Technologies revenues were $91.1 million, an increase of 38.2% from the prior-year period. The increase resulted from the impact of TEI, Salto and Futura product sales arising out of the acquisitions which added $15.8 million in the quarter. Non-acquired product growth was led by strong demand and market adoption in our regenerative products, which comprise over 70% of sales in this segment, driven by success from commercial and channel investments, as well as increased end user market demand in certain parts of our private label business.
Gross margin increased to $159.7 million for the three-month period ended June 30, 2016, up from $137.4 million for the same period last year. Gross margin as a percentage of total revenue decreased to 64.1% for the second quarter of 2016 from 64.6% for the same period last year. The decline in gross margin percentage resulted from an increase in inventory step-up charges and intangible assets amortization resulting from the TEI, Salto and Futura acquisitions, and start-up cost of our collagen manufacturing center. An increase in sales of higher margin products such as Dural Repair, skin and wound products, and improvements in the utilization of our manufacturing facilities, helped offset that slight decline.
We expect our consolidated gross margin percentage for the full year 2016 to be approximately 64.5% to 65.0%. We expect the increase in gross margin to occur because of the full-year contribution from TEI and continued favorable product mix, which will more than offset the costs associated with operating our new collagen manufacturing center.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2016	2015
Research and development	5.9%	5.6%
Selling, general and administrative	47.8%	46.7%
Intangible asset amortization	1.4%	0.8%
Total operating expenses	55.1%	53.1%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $24.3 million, or 21.5%, to $137.4 million in the three months ended June 30, 2016, compared to $113.1 million in the same period last year.

Research and development expenses in the second quarter of 2016 increased compared to the same period last year. This increase primarily resulted from additional spending on new product development and clinical studies. We expect full-year 2016 spending on research and development to be between 5.5% and 6.0% of total revenues.

Selling, general and administrative expenses in the second quarter of 2016 increased by $19.9 million to $119.2 million compared to $99.3 million in the same period last year. Selling and marketing expenses increased by $19.0 million, resulting from higher headcount in our sales force compared to last year resulting primarily from the TEI acquisition, and additional investments in adding direct sales representatives and distributors. General and administrative costs increased by $0.9 million, resulting from increases in ongoing projects, employee compensation, and benefit plans offset by the elimination of the Medical Device Excise Tax expense, which was $2.5 million in the second quarter of 2015. We expect full year selling, general and administrative expenses to be between 45.5% and 46.0% of revenue in 2016, as we make additional investments in our commercial channels as a result of the benefit of the Medical Device Excise Tax suspension.

Amortization expense as a percentage of revenues in the second quarter of 2016 increased compared to the same period last year. This was primarily related to the increase in intangibles from the three acquisitions in the second half of 2015.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Interest income	$6	$8
Interest expense	(6,588)	(5,485)
Other income (expense), net	(852)	(860)

Interest Income and Interest Expense
Interest expense in the three months ended June 30, 2016 increased by $1.1 million, primarily due to increased borrowings and higher effective borrowing rates on our Senior Credit Facility compared to the prior year. Our reported interest expense for the three-month periods ended June 30, 2016 and 2015 includes non-cash interest related to the accounting for convertible securities of $2.1 million and $1.9 million, respectively.
Interest income was negligible for the three months ended June 30, 2016 and 2015.
Other Income (Expenses)
Other income (expense) for the three months ended June 30, 2016 includes $1.1 million loss on disposal of property and equipment. Other income for the three months ended June 30, 2016 and 2015 also includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Income before income taxes	$14,943	$18,008
Income tax expense	2,188	5,988
Effective tax rate	14.6%	33.3%

The Company’s effective income tax rates for the three months ended June 30, 2016 and 2015 were 14.6% and 33.3%, respectively. In the three months ended June 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of $1.2 million as a result of early adoption of ASU 2016-09 and a $0.2 million benefit included for the release of uncertain tax positions. The primary driver of the higher tax rate for the three months ended June 30, 2015, compared to the three months ended June 30, 2016, was the $0.4 million expenses relating to foreign tax returns filed during the three months ended June 30, 2015 and jurisdiction mix of income earned.

The Company expects its effective income tax rate for the full year to be approximately 20.3%, resulting largely from the release of uncertain tax positions and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.

While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year, which would be classified as current income taxes payable.

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

Revenues and Gross Margin
For the six months ended June 30, 2016, total revenues increased by $70.9 million to $486.1 million from $415.2 million during the prior-year period.
Specialty Surgical Solutions revenues were $309.3 million, an increase of 7.9% from the prior-year period. Our dural repair franchise performed very well as demand for our products continued to rise. Revenue in our Precision Tools and Instruments business, which includes the former Instruments product portfolio as well as our cranial stabilization and stereotaxy product lines, also increased in part due to new product introductions. Neuro critical care revenues remained relatively flat year over year.
Orthopedics and Tissue Technologies revenues were $176.7 million, an increase of 37.6% from the prior-year period. The increase partially resulted from the impact of the TEI, Salto and Futura product sales arising out of the acquisitions, which added $33.2 million for the six months ended June 30, 2016. The increase was also driven by strong demand in our regenerative technologies franchise as a result of additional headcount in our sales force, a steady increase in market adoption of regenerative products and end user demand in certain parts of our private label business. Excluding acquisitions, our extremity franchises were relatively flat.
Gross margin increased to $311.7 million for the six-month period ended June 30, 2016 from $264.7 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.1% for the year to date period from 63.8% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2016	2015
Research and development	6.0%	5.6%
Selling, general and administrative	47.6%	46.4%
Intangible asset amortization	1.4%	0.8%
Total operating expenses	55.0%	52.8%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $48.1 million, or 21.9%, to $267.3 million in the first six months of 2016, compared to $219.2 million in the same period last year.
Research and development expenses in the first six months of 2016 increased approximately $6.0 million and increased as a percentage of sales from 5.6% to 6.0%. This increase resulted from additional spending on new product development and clinical studies.

Selling, general and administrative expenses in the first six months of 2016 increased by $38.6 million to $231.2 million compared to $192.6 million in the same period last year. Selling and marketing expenses increased by $37.7 million, primarily resulting from higher commissions and TEI acquisition-related expenses, including the addition of sales representatives. General and administrative costs increased $0.9 million resulting from increase in ongoing projects, employee compensation, and benefit plan mostly offset by elimination of the Medical Device Excise Tax expense of $4.5 million for the six months period ended June 30, 2015. In addition, we experienced higher incentive compensation costs for our sales forces for the six months period ended June 30, 2016.
Amortization expense in the first six months of 2016 increased by $3.5 million to $6.9 million, compared to $3.5 million in the same period last year. Amortization expense in the first six months of 2016 reflects the increase in intangibles due to the three acquisitions in the second half of 2015.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Interest income	$12	$13
Interest expense	(12,961)	(10,957)
Other income (expense), net	(1,590)	1,157

Interest Income and Interest Expense
Interest expense in the six-month period ended June 30, 2016 increased by $2.0 million primarily due to increased borrowings and higher effective borrowing rates on our Senior Credit facility compared to the prior year. Our reported interest expense for the six-month periods ended June 30, 2016 and 2015 includes non-cash interest related to the accounting for convertible securities of $4.2 million and $3.7 million, respectively.
Interest income was negligible for the six months ended June 30, 2016 and 2015.
Other Income (Expense)
Other income for the six months ended June 30, 2016 includes $1.2 million loss on disposal of property and equipment. Other income for the six months ended June 30, 2016 and 2015 also includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Income before income taxes	$29,937	$35,798
Income tax expense	3,764	12,046
Effective tax rate	12.6%	33.6%

The Company's effective income tax rates for the six months ended June 30, 2016 and 2015 were 12.6% and 33.6% , respectively. In the six months ended June 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of $3.0 million were included as a result of early adoption of ASU 2016-09 and a $0.5 million benefit included for the release of uncertain tax positions. The primary drivers of the higher income tax rate for the six months ended June 30, 2015, compared to the six months ended June 30, 2016, are the $0.6 million expense and $0.4 million expense related to transfer pricing recorded and foreign tax returns filed for the six months ended June 30, 2015, respectively, and jurisdiction mix of income earned.

The Company expects its effective income tax rate for the full year to be approximately 20.3%, resulting largely from release of uncertain tax positions and jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
United States	$191,872	$162,511	$373,101	$315,270
Europe	31,663	25,564	61,098	50,700
Rest of World	25,774	24,598	51,880	49,237
Total Revenues	$249,309	$212,673	$486,079	$415,207
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
Domestic revenues increased to $191.9 million, or 77.0% of total revenues, for the three months ended June 30, 2016 from $162.5 million, or 76.4% of total revenues, for the three months ended June 30, 2015. International revenues increased to $57.4 million from $50.2 million in the prior-year period, an increase of 14.5%.
Domestic revenues increased to $373.1 million, or 76.8% of total revenues, for the six months ended June 30, 2016 from $315.3 million, or 75.9% of total revenues, for the six months ended June 30, 2015. International revenues increased to $113.0 million from $99.9 million in the prior-year period, an increase of 13.0%.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $86.8 million and $48.1 million at June 30, 2016 and December 31, 2015, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2016, our non-U.S. subsidiaries held approximately $58.1 million of cash and cash equivalents that are available for use by our operations outside of the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$63,109	$71,812
Net cash used in investing activities	(14,773)	(11,684)
Net cash (used in) provided by financing activities	(9,082)	20,590
Effect of exchange rate fluctuations on cash	(583)	(2,146)

In 2016, we anticipate that our principal uses of cash will include approximately $40.0 million of capital expenditures primarily for support and maintenance in our existing plants for facility automation, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $63.1 million and $71.8 million for the six months ended June 30, 2016 and 2015, respectively.
Operating cash flows for the six months ended June 30, 2016 decreased compared to the same period in 2015. Net income increased compared to the same period of the prior year. Changes in non-cash adjustments included in net income increased cash flows for the six months ended June 30, 2016 by approximately $13.9 million compared to the same period in 2015, which resulted primarily from the increase in depreciation and amortization. Changes in working capital decreased cash flows for the six months ended June 30, 2016 by approximately $11.8 million. Among the changes in working capital, accounts receivable used $13.5 million of cash, inventory used $7.4 million of cash, prepaid expenses and other current assets provided $4.4 million of cash and accounts payable, and accrued expenses and other current liabilities provided $2.2 million of cash. Increases in accounts receivables and inventories are consistent with increase in revenue.
Operating cash flow for the six months ended June 30, 2015 benefited from an increase in net income of $16.9 million compared to the same period in 2014. Changes in working capital increased cash flows by approximately $12.7 million. Among the changes in working capital, accounts receivable used $5.2 million of cash, inventory used $6.1 million of cash, prepaid expenses and other current assets provided $0.9 million of cash and accounts payable, accrued expenses and other current liabilities provided $24.0 million of cash.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2016, we paid $19.2 million for capital expenditures, most of which was directed to our global enterprise system implementation and commercial expansion. We also received $4.2 million of restricted cash which was released from restrictions.
During the six months ended June 30, 2015, we received cash of $1.4 million related to the sale of our Andover, U.K. facility and $1.8 million related to a working capital adjustment from the MicroFrance acquisition. We also paid $15.0 million for capital expenditures, most of which was directed to the expansion of our new collagen manufacturing center and global enterprise system implementation.
Cash Flows (Used in) Provided by Financing Activities
Our principal source of cash from financing activities in the six months ended June 30, 2016 was a $15.0 million borrowing under our Senior Credit Facility for general operating purposes and proceeds we received from stock option exercises of $9.3 million. Additionally, we made a repayment of $28.8 million on the revolving portion of our Senior Credit Facility.
Our principal use of cash for financing activities in the six months ended June 30, 2015 was a repayment of $15.0 million on the revolving portion under our Senior Credit Facility. Additionally, we received proceeds related to stock option exercises of $7.3 million and borrowed $35.0 million under our Senior Credit Facility to fund SeaSpine in conjunction in the spin-off.
Working Capital
At June 30, 2016 and December 31, 2015, working capital was $344.2 million and $299.4 million, respectively. Working capital is defined as net of total current assets less total current liabilities.

Upcoming Debt Maturities
The Company’s 1.625% senior convertible notes mature in 2016. The Company considers the balance to be long term in nature based on its current intent and ability to refinance the borrowing prior to its maturity. The Company may attempt to refinance, extend, or use available borrowing capacity under the Senior Credit Facility to settle this obligation, depending on prevailing market conditions. Our ability to refinance or extend this obligation will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 6 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities.

Share Repurchase Plan

On October 28, 2014, our Board of Directors authorized a repurchase plan of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. There were no shares repurchased under this program through June 30, 2016 and $75.0 million remains available under the authorization.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures. The Company considers all such outstanding amounts to be long term in nature based on its current intent and ability to repay the borrowings outside of the next twelve-month period.

Contractual Obligations and Commitments
As of June 30, 2016, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2016	2017-2018	2019-2020	Thereafter
	(In millions)
Convertible Securities (1)	$227.1	$227.1	$—	$—	$—
Revolving Credit Facility (2)	140.0	—	—	140.0	—
Term Loan	342.5	10.6	58.1	273.8	—
Interest (3)	21.5	5.5	13.1	2.9	—
Employment Agreements (4)	1.2	0.4	0.8	—	—
Operating Leases	66.5	5.8	17.3	10.4	33.0
Purchase Obligations	7.7	3.3	3.1	1.3	—
Other	1.8	1.4	0.2	0.1	0.1
Total	$808.3	$254.1	$92.6	$428.5	$33.1

(1)
The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 6 - Debt of our condensed consolidated financial statements for additional information.

(2)
The Company may borrow and make payments against the revolving credit portion of its Senior Credit Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

(3)
Interest is calculated on the term loan portion of the Senior Credit Facility and convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
The Company has excluded contingent consideration obligations related to prior acquisitions from the contractual obligations table above; these liabilities had a fair value of $22.1 million at June 30, 2016. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.6 million at June 30, 2016. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2016 would increase interest income by approximately $0.9 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixes the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2016.
Based on our outstanding borrowings at June 30, 2016, a one-percentage point increase in interest rates would have affected interest expense on the debt by $3.8 million on an annualized basis. A one-percentage point decrease in interest rates would have affected interest expense on the debt by $4.3 million on an annualized basis.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no repurchases of our common stock during the three months ended June 30, 2016 under this program.

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on July 28, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 28, 2016	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	July 28, 2016	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on July 28, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.