Form 10-Q
period 2016-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2016-10-28
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 26, 2016 was 37,385,969.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	38

SIGNATURES	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue, net	$250,332	$226,367	$736,411	$641,574
Costs and expenses:
Cost of goods sold	89,329	86,069	263,667	236,541
Research and development	15,124	13,938	44,254	37,029
Selling, general and administrative	112,317	113,424	343,510	306,007
Intangible asset amortization	3,467	2,942	10,410	6,418
Total costs and expenses	220,237	216,373	661,841	585,995
Operating income	30,095	9,994	74,570	55,579
Interest income	2	5	14	18
Interest expense	(6,295)	(6,464)	(19,255)	(17,421)
Other income (expense), net	1,192	1,827	(398)	2,984
Income from continuing operations before income taxes	24,994	5,362	54,931	41,160
Income tax expense	4,850	37,243	8,615	49,289
Income (loss) from continuing operations	20,144	(31,881)	46,316	(8,129)
Loss from discontinued operations (net of tax benefit)	—	—	—	(10,370)
Net income (loss)	$20,144	$(31,881)	$46,316	$(18,499)

Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.54	$(0.90)	$1.25	$(0.24)
Loss from discontinued operations	—	—	—	(0.31)
Net income (loss) per share - basic	$0.54	$(0.90)	$1.25	$(0.55)

Net (loss) income per share - diluted:
Income (loss) from continuing operations	$0.50	$(0.90)	$1.18	$(0.24)
Loss from discontinued operations	—	—	—	(0.31)
Net income (loss) per share - diluted	$0.50	$(0.90)	$1.18	$(0.55)

Weighted average common shares outstanding (See Note 11):
Basic	37,267	35,279	37,143	33,682
Diluted	40,516	35,279	39,402	33,682
Comprehensive income (loss) (See Note 12)	$23,410	$(33,315)	$53,908	$(36,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$107,598	$48,132
Restricted cash and cash equivalents	—	4,073
Trade accounts receivable, net of allowances of $6,173 and $5,572	140,750	132,241
Inventories, net	219,671	211,429
Prepaid expenses and other current assets	43,858	42,620
Total current assets	511,877	438,495
Property, plant and equipment, net	212,195	205,181
Intangible assets, net	573,687	603,740
Goodwill	515,636	512,389
Deferred tax assets	7,376	6,932
Other assets	6,653	7,487
Total assets	$1,827,424	$1,774,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under senior credit facility	$28,750	$14,375
Accounts payable, trade	38,932	34,772
Deferred revenue	6,997	5,666
Accrued compensation	47,809	45,154
Accrued expenses and other current liabilities	38,909	39,160
Total current liabilities	161,397	139,127
Long-term borrowings under senior credit facility	433,750	481,875
Long-term convertible securities	225,248	218,240
Deferred tax liabilities	153,372	154,891
Other liabilities	30,230	28,648
Total liabilities	1,003,997	1,022,781
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 46,258 and 45,857 issued at September 30, 2016 and December 31, 2015, respectively	463	459
Additional paid-in capital	1,038,200	1,020,128
Treasury stock, at cost; 8,915 shares at September 30, 2016 and December 31, 2015	(367,121)	(367,121)
Accumulated other comprehensive loss	(40,310)	(47,902)
Retained earnings	192,195	145,879
Total stockholders’ equity	823,427	751,443
Total liabilities and stockholders’ equity	$1,827,424	$1,774,224

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$46,316	$(18,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	10,370
Depreciation and amortization	54,353	40,596
Deferred income tax	(2,919)	32,578
Amortization of debt issuance costs	1,623	1,645
Non-cash interest expense	6,300	5,874
Loss on disposal of property and equipment	1,046	124
Change in fair value of contingent consideration	81	359
Share-based compensation	12,773	11,788
Payment of accreted interest	—	(384)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(8,100)	(9,206)
Inventories	(9,061)	(8,005)
Prepaid expenses and other current assets	1,051	7,423
Other non-current assets	(552)	1,224
Accounts payable, accrued expenses and other current liabilities	5,831	15,793
Deferred revenue	1,381	(185)
Other non-current liabilities	(247)	(72)
Net cash provided by operating activities of continuing operations	109,876	91,423
Net cash used in operating activities of discontinued operations	—	(12,209)
Net cash provided by operating activities	109,876	79,214
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,136)	(20,314)
Sale of property and equipment	266	1,438
Cash used in business acquisition, net of cash acquired	—	(308,256)
Cash received from business acquisition purchase price adjustment	225	—
Change in restricted cash	4,165	—
Net cash used in investing activities of continuing operations	(21,480)	(327,132)
Net cash used in investing activities of discontinued operations	—	(7,060)
Net cash used in investing activities	(21,480)	(334,192)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	15,000	545,000
Repayments under senior credit facility	(48,750)	(448,750)
Repayment of 2016 convertible notes	—	(2,519)
Distribution to SeaSpine	—	(47,013)
Payment of debt issuance costs	—	(1,050)
Proceeds from the issuance of common stock, net of issuance costs	—	219,888
Principal payments under capital lease obligations	(487)	(553)
Proceeds from exercised stock options	9,925	7,345
Cash taxes paid in net equity settlement	(4,567)	(6,446)
Net cash (used in) provided by financing activities	(28,879)	265,902
Effect of exchange rate changes on cash and cash equivalents	(51)	(3,347)
Net increase in cash and cash equivalents	59,466	7,577
Cash and cash equivalents at beginning of period	48,132	71,734
Cash and cash equivalents at end of period	$107,598	$79,311

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
In the opinion of management, the September 30, 2016 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.
On July 1, 2015, the Company completed the distribution of 100% of the outstanding common shares of SeaSpine Holdings Corporation ("SeaSpine") to Integra shareholders who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company has classified the results of operations and cash flows of SeaSpine as discontinued operations for the nine-month period ended September 30, 2015 presented in the Company's Form 10-Q. Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to the Company's continuing operations. Refer to Note 2 - Discontinued Operations, for additional information regarding the distribution.
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
In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

performance target is achieved. This update became effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on a prospective basis. The implementation of the amended guidance did not have a material impact on the Company's consolidated financial position or results of operations.
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
In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue certain debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. The implementation of the amended guidance did not have a material impact on the consolidated results of operations and resulted in a reclassification of a portion of the debt issuance costs from other long-term assets to long-term debt.
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
In August 2015, the FASB issued Update No. 2015-15, Interest - Imputation of Interest. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff indicated that it would not object to an entity's deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. The implementation of the amended guidance did not have a material impact on the consolidated financial position or results of operations.
In September 2015, the FASB issued Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update also requires an entity to present separately in the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2015. The new standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The implementation of the amended guidance did not have a material impact on the consolidated results of operations or disclosures in the financial statements.
In November 2015, the FASB issued Update No. 2015-17, Income Taxes (Topic 740). Under current accounting guidance an entity is required to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The amendment requires that an entity present all deferred tax assets and liabilities as non-current in a classified statement of financial position. This update was designated to become effective for all annual periods and interim reporting periods beginning after December 15, 2016, however the Company adopted this guidance effective December 31, 2015 on a prospective basis.
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
In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment. Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies, to the extent of previous windfalls, in equity when an award is settled. A tax benefit currently only is recognized when it is realized. Excess tax benefits at settlements are currently reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax effects of share-based payment settlements are to be presented as cash inflows from operating activities with a transition method of either a prospective or retrospective transition method. The amendment also removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied for this provision of amendment. ASU 2016-09 allows the Company to elect to account for forfeitures either based on an estimate of the number of awards for which the requisite service period is not expected to be rendered with a true-up for actual forfeitures or to account for forfeitures as they occur. The amendment also requires cash outflows attributable to tax withholdings on the net settlement of equity-classified awards to be classified in financing cash flows, with any changes to be applied retrospectively. ASU 2016-09 is effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted.
The Company elected to early adopt ASU 2016-09 during the quarter ended June 30, 2016, which requires any adjustments to be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The Company elected to account for forfeitures as they occur. The impact in retained earnings as of December 31, 2015 from this provision was not significant. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $0.5 million and $3.4 million for the three and nine months ended September 30, 2016, respectively. Amendments related to the condensed consolidated statement of cash flows have been adopted retrospectively. As a result of this adoption, net cash provided by operating activities increased by $8.1 million and net cash provided by financing activities decreased by $8.1 million for the nine months ended September 30, 2016. The nine months ended September 30, 2015 was adjusted as follows: a $10.1 million increase to net cash provided by operating activities and a $10.1 million decrease in net cash provided by financing activities.
In August 2016, the FASB issued Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rate that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distribution received from equity method investees and beneficial interest in securitization transaction. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

2. DISCONTINUED OPERATIONS

On October 29, 2014, Integra's Board of Directors approved the announcement of a plan to separate the Company's spine and orthobiologics businesses, now known as SeaSpine Holdings Corporation, from Integra as a new, publicly traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Integra's board of directors based this determination, in part, on its belief that the tax-free distribution of SeaSpine's shares to Integra stockholders was the most efficient manner to separate the business from Integra's other medical technology businesses. On November 3, 2014, the Company announced its intention to separate its spine business, which was previously a separate reportable segment. On July 1, 2015, the Company completed the distribution of 100% of the outstanding common stock of SeaSpine to Integra's stockholders, who received one share of SeaSpine common stock for every three shares of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company and SeaSpine share three board members, including the chair of Integra’s board of directors, who is lead director for SeaSpine. The separation agreement provided SeaSpine with approximately $47.0 million of total cash immediately following the distribution. No gain or loss was recognized on the part of the Company or stockholders as a result of the distribution resulting from the separation of the spine business.

The historical results of operations, cash flows, and statement of financial position of SeaSpine have been presented as discontinued operations in the condensed consolidated financial statements and prior periods have been restated. Discontinued operations include results of SeaSpine's business except for certain allocated corporate overhead costs and certain costs associated with transition

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

services provided by Integra to SeaSpine. These allocated costs remain part of continuing operations. Discontinued operations also include other costs incurred by Integra to separate SeaSpine from the fourth quarter of 2014 through the second quarter of 2015. These costs include transaction charges, advisory and consulting fees, and information system expenses. Since the third quarter of 2015, SeaSpine has been a stand-alone public company that separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of SeaSpine included within discontinued operations for the Company may not be indicative of actual financial results of SeaSpine as a stand-alone company.

The following table summarizes results from discontinued operations of SeaSpine included in the condensed consolidated statement of operations for the nine-month period ended September 30, 2015 (in thousands):

Total revenue	$65,775
Costs and expenses	80,618
Operating loss	(14,843)
Other income (expense), net	(766)
Loss from discontinued operations before tax	(15,609)
Benefit for income taxes	(5,239)
Net loss from discontinued operations	$(10,370)

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

The Company entered into several Supply Agreements in which SeaSpine engaged Integra to be the product supplier of Integra's former Integra MozaikTM product line ("Mozaik") for a three-year period following the separation, after which there will be no defined terms and this will be considered a normal purchase/sale arrangement. This product line has been licensed to SeaSpine in conjunction with the spin-off. Prior to the spin-off, sales of Mozaik products from an Integra facility to a SeaSpine facility were eliminated in Integra's historical consolidated financial results of operations. The revenue and cost of goods sold related to prior sales of Mozaik to SeaSpine have been restated and are presented in Integra's continuing operations as results of operations. The Company has recorded $0.1 million and $1.9 million in revenue related to the sale of Mozaik products for the three-month periods ended September 30, 2016 and 2015, respectively, and $0.8 million and $7.5 million, respectively for the nine-month periods ended September 30, 2016 and 2015. The Company has recorded the related cost of goods sold of approximately $0.1 million and $1.1 million in for the three-months periods ended September 30, 2016 and 2015, respectively and $0.7 million and $2.4 million for the nine-month periods ended September 30, 2016 and 2015, respectively, in its continuing operations.

Under the terms of the Transition Services Agreement, the Company agreed to provide administrative, site services, information technology systems and various other corporate and support services to SeaSpine over various periods after the separation on a cost or cost-plus basis. The most significant components of the service income are the provision of information systems and legal services, which were substantially completed during the first quarter of 2016. In the three- and nine-month periods ended September 30, 2016 other income (expense), net, includes a minimal amount and $0.3 million, respectively, and three- and nine-month period ended September 30, 2015 other income (expense), net, both include $1.8 million of income in respect of the provision of services to SeaSpine.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. BUSINESS ACQUISITIONS
Tekmed
On December 15, 2015, the Company acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for an aggregate purchase price of $14.1 million including a minimal amount of working capital and purchase adjustment which was recorded as an adjustment to assumed liabilities. Tekmed was a distributor of the Company's and third parties' products in Italy and focused on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables the Company to sell directly into the market to support our Specialty Surgical Solutions division's growth in Italy along with other key Integra franchises.
The Company recorded revenue for Tekmed of approximately $0.9 million and $3.3 million related to third-party products in the consolidated statements of operations for the three- and nine-month ended September 30, 2016, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of September 30, 2016 based on the fair value of the assets acquired and liabilities assumed:

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
Tornier's United States Toe & Ankle Business
On October 2, 2015, the Company acquired the United States rights to Tornier's Salto Talaris® and Salto Talaris® XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products (the "Salto and Futura") for $6.0 million in cash. Under the agreement, Integra acquired the U.S. rights to the Salto Talaris® Total Ankle Prosthesis, Salto Talaris® XT Revision Total Ankle Prosthesis, Futura™ Primus Flexible Great Toe system, Futura™ Classic Flexible Great Toe system, and Futura™ Lesser Metatarsal Phalangeal system. The agreement also includes an option to purchase, in the future, the rights to the Salto Talaris®, Salto Talaris® XT, Salto Mobile, and Futura™ silastic toe replacement products outside the United States. The estimated fair value of the net assets acquired exceeded the purchase price for the Salto and Futura product lines and resulted in the Company's recording a gain of $1.1 million for the year ended December 31, 2015 in Other Income. The acquired toe and ankle products enhance the Company's lower extremities product offering and accelerate its entry into the U.S. total ankle replacement market.
The Company recorded revenue for Salto and Futura of approximately $3.2 million and $10.5 million in the consolidated statements of operations for the three- and nine-month period ended September 30, 2016, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following summarizes the allocation of the purchase price as of September 30, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Purchase Price Allocation
	(Dollars in thousands)
Inventory	$2,688
Property, plant, and equipment	1,453
Intangible assets:		Wtd. Avg. Life:
Ankle product family	3,210	11 years
Toe product family	460	10 years
Total assets acquired	7,811
Deferred tax liabilities	700
Net assets acquired	$7,111
TEI
On July 17, 2015, the Company executed the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med", collectively "TEI") for an aggregate purchase price of approximately $312.2 million ($210.9 million for TEI Bio and $101.3 million for TEI Med) including a working capital and purchase price adjustment of $0.2 million ($0.5 million for TEI Bio offset by $0.7 million cash received for TEI Med) which was recorded as a reduction from goodwill. The purchase price consisted of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash.
TEI Bio was in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
The Company recorded revenue for TEI of approximately $12.6 million and $38.6 million in the condensed consolidated statements of operations for the three- and nine-month ended September 30, 2016, respectively, and $13.2 million for the three- and nine-month ended September 30, 2015. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the allocation of the purchase price as of September 30, 2016 based on the fair value of the assets acquired and liabilities assumed:

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company recognized a contingent receivable from TEI of $0.4 million included in Other assets as of December 31, 2015. The contingent receivable is measured at fair value and classified as a Level 3 financial instrument. For the nine-month period ended September 30, 2016, the fair value of the contingent receivable increased by $1.0 million to reflect a change in estimate and time value of money. As of September 30, 2016, the $1.4 million balance of this contingent receivable is included in Prepaid expenses and other current assets and Other assets of $0.9 million and $0.5 million , respectively.
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2015 as if the acquisitions completed by the Company during 2015 had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1 of the year prior to the acquisition that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
	(In thousands, except per share amounts)
Total revenue	$235,523	$696,559
Net loss from continuing operations	$(30,706)	$(14,493)
Net loss from continuing operations per share:
Basic	$(0.87)	$(0.43)

4. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$129,412	$125,869
Work in process	48,418	47,962
Raw materials	41,841	37,598
	$219,671	$211,429

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2016 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2015	$284,976	$227,413	$512,389
TEI working capital and purchase price adjustment	—	(174)	(174)
Foreign currency translation and other	2,203	1,218	3,421
Balance, September 30, 2016	$287,179	$228,457	$515,636

The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$480,614	$(88,567)	$392,047
Customer relationships	12 years	154,222	(75,708)	78,514
Trademarks/brand names	30 years	91,400	(18,704)	72,696
Supplier relationships	27 years	34,721	(13,307)	21,414
All other (1)	5 years	11,134	(2,118)	9,016
		$772,091	$(198,404)	$573,687

	December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$480,684	$(67,978)	$412,706
Customer relationships	12 years	153,246	(68,811)	84,435
Trademarks/brand names	30 years	90,837	(16,374)	74,463
Supplier relationships	27 years	34,721	(12,236)	22,485
All other (1)	5 years	10,958	(1,307)	9,651
		$770,446	$(166,706)	$603,740

(1)	At September 30, 2016 and December 31, 2015, all other included in-process research and development ("IPR&D") of $1.0 million in both periods, which was indefinite-lived.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to be approximately $41.5 million in 2016, $40.9 million in 2017, $40.4 million in 2018, $40.4 million in 2019 and $40.2 million in 2020. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

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
The Second Amendment created an aggregate principal amount of up to $1.1 billion available to the Company through the following facilities:

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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2016 the Company was in compliance with all such covenants. The Company capitalized $1.4 million of incremental financing costs in 2015 in connection with the modifications of the Senior Credit Facility.
At September 30, 2016 and December 31, 2015, there were $120.0 million and $150.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.2% and 1.9%, respectively. At September 30, 2016 and December 31, 2015, there were $342.5 million and $346.2 million outstanding, respectively, under the term loan component of the Senior Credit Facility at a weighted average interest rate of 2.1% and 1.8%, respectively. At September 30, 2016, there was approximately $630.0 million available for borrowing under the Senior Credit Facility.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at September 30, 2016 was approximately $119.1 million and $340.0 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

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
At September 30, 2016, the carrying amount of the liability component was $225.2 million, the remaining unamortized discount was $1.9 million, the unamortized debt issuance cost was fully amortized and the principal amount outstanding was $227.1 million. At December 31, 2015, the carrying amount of the liability component was $218.2 million, the remaining unamortized discount was $8.4 million, the remaining unamortized debt issuance cost was $0.5 million and the principal amount outstanding was $227.1 million.
The fair value of the 2016 Notes at September 30, 2016 was approximately $356.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 18.9287 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $52.83 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur, which included the spin-off of the spine business. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2015, certain conversion features were triggered due to the announced spin-off of the Company's subsidiary, SeaSpine Holdings Corporation, which allowed the holders to convert all or any of the 2016 Notes subject to certain conditions. The 2016 Notes were convertible through June 10, 2015 and as of the close of the conversion window, note holders provided notice to convert 2,903 notes representing aggregate principal amount of $2.9 million. During 2015, the Company paid $2.9 million in cash and issued 8,457 shares to settle the obligation to the note holders that converted. The Company considers the balance to be long-term in nature based on its current intent and ability to refinance the borrowing.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$2,132	$2,142	$6,300	$5,874
Cash interest related to the contractual interest coupon (2)	892	885	2,671	2,548
Total	$3,024	$3,027	$8,971	$8,422
(1)The amortization of the discount on the liability component of the 2016 Notes is presented net of capitalized interest of $0.1 million for both of the three months ended September 30, 2016 and 2015, and $0.2 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.
(2)The cash interest related to the contractual interest coupon on the 2016 Notes is presented net of a minimal amount of capitalized interest for the three months ended September 30, 2016 and 2015 and $0.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. On June 22, 2016, the Company entered into two $50.0 million interest rate swap derivative instruments with separate financial institutions, each with an effective date of December 31, 2016 to manage its earnings and cash flow exposure to changes in interest rates covering a portion of its floating-rate debt. These interest rate swaps expire on June 30, 2019.
On July 12, 2016, the Company entered into an additional $50.0 million interest rate swap derivative instruments with a separate financial institution with an effective date of December 31, 2016 to manage its earnings and cash flow exposure to changes in interest rates covering a portion of its floating-rate debt. This interest rate swap was also designated as a cash flow hedge and expires on June 30, 2019.
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

As of September 30, 2016, the Company had total outstanding interest rate swaps of $150.0 million with an effective date of December 31, 2016.
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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2016:

Location on Balance Sheet (1):	Fair Value as of September 30, 2016
(In thousands)
Derivatives designated as hedges — Assets:
Interest rate swap — Other assets (2)	$37
Derivatives designated as hedges — Liabilities:
Interest rate swap — Other liabilities (2)	21

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At September 30, 2016, the notional amount related to the Company’s interest rate swaps was $150.0 million. There is no expected reduction in notional amount in the next twelve months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

There were no instruments outstanding as of December 31, 2015.
The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2016 and 2015:

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2016
Interest rate swap	$(602)	$618	$—	$16
	$(602)	$618	$—	$16
Three months ended September 30, 2015
Interest rate swap	$(161)	$—	$(161)	$—	Interest (expense)
	$(161)	$—	$(161)	$—

	Balance in AOCI Beginning of Year	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2016
Interest rate swap	$—	$16	$—	$16
	$—	$16	$—	$16

Nine months ended September 30, 2015
Interest rate swap	$(898)	$(25)	(923)	$—	Interest (expense)
	$(898)	$(25)	$(923)	$—

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and nine months ended September 30, 2016 and 2015.

8. STOCK-BASED COMPENSATION
As of September 30, 2016, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $3.3 million has been previously recorded and $0.1 million and $0.5 million were recorded in the three and nine months ended September 30, 2016. The remaining $0.6 million will be recognized prospectively over the remaining term of outstanding awards.
Stock Options

As of September 30, 2016, there were approximately $3.4 million of total unrecognized compensation costs related to unvested stock options, including the additional incremental fair value expense discussed above. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 111,662 stock options granted during the nine months ended September 30, 2016.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of September 30, 2016, there were approximately $17.8 million of total unrecognized compensation costs related to these unvested awards, including the additional incremental fair value expense discussed above. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 157,131 restricted stock awards/stock units and 78,177 performance shares during the nine months ended September 30, 2016.
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

9. TREASURY STOCK

On October 28, 2014, the Board of Directors authorized a repurchase plan of up to $75.0 million of its outstanding common stock through December 2016. As of September 30, 2016, there remained $75.0 million available for repurchases under this authorization.

There were no cash treasury stock repurchases during the nine months ended September 30, 2016 and 2015.

See Note 15 - Subsequent Events, regarding changes to this share repurchase plan made after September 30, 2016.

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Reported tax rate	19.4%	694.6%	15.7%	119.7%

The Company’s effective income tax rates for the three months ended September 30, 2016 and 2015 were 19.4% and 694.6%, respectively. In the three months ended September 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of $0.5 million as a result of early adoption of ASU 2016-09 and a benefit of $0.5 million for a Federal research credit study, offset by an expense of $0.4 million related to an uncertain tax position. The primary driver of the higher tax rate for the three months ended September 30, 2015, compared to the three months ended September 30, 2016, was a $35.6 million valuation allowance recorded as a result of the spin-off of the spine business. Excluding the valuation allowance, the primary driver of the higher tax rate for the three months ended September 30, 2015, compared to the three months ended September 30, 2016, was tax expense of $0.3 million relating to the filing of foreign tax returns and the settlement of foreign audits.

The Company's effective income tax rates for the nine months ended September 30, 2016 and 2015 were 15.7% and 119.7%, respectively. In the nine months ended September 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of $3.4 million as a result of early adoption of ASU 2016-09, a benefit of $0.7 million for the release of uncertain tax positions and

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

a benefit of $0.5 million for the Federal research credit study, offset by an expense of $0.4 million related to an uncertain tax position. The income tax rate expense for both the three and nine months periods ended September 30, 2015 includes an expense of $35.6 million expense relating to a valuation allowance recorded as a result of the spin-off of the spine business. The Company determined that upon spin-off, the deferred tax assets of the spine business would be unrealizable due to impact of the historic operations.

The Company expects its effective income tax rate for the full year to be approximately 17.0%, resulting largely from excess tax benefits as a result of the early adoption of ASU 2016-09, the Federal research credit benefits and the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

11. NET INCOME (LOSS) PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$20,144	$(31,881)	$46,316	$(8,129)
Net loss from discontinued operations	—	—	—	(10,370)
Net income (loss)	$20,144	$(31,881)	$46,316	$(18,499)

Weighted average common shares outstanding	37,267	35,279	37,143	33,682

Basic net income (loss) per common share from continuing operations	$0.54	$(0.90)	$1.25	$(0.24)
Basic net loss per common share from discontinued operations	—	—	—	(0.31)
Basic net income (loss) per common share	$0.54	$(0.90)	$1.25	$(0.55)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$20,144	$(31,881)	$46,316	$(8,129)
Net loss from discontinued operations	—	—	—	(10,370)
Net income (loss)	$20,144	$(31,881)	$46,316	$(18,499)

Weighted average common shares outstanding — Basic	37,267	35,279	37,143	33,682
Effect of dilutive securities:
2016 Convertible notes and warrants	2,594	—	1,615	—
Stock options and restricted stock	655	—	644	—
Weighted average common shares for diluted earnings per share	40,516	35,279	39,402	33,682

Diluted net income (loss) per common share from continuing operations	$0.50	$(0.90)	$1.18	$(0.24)
Diluted net loss per common share from discontinued operations	—	—	—	(0.31)
Diluted net income (loss) per common share	$0.50	$(0.90)	$1.18	$(0.55)
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee was working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation.
Common stock of approximately 0.1 million and 0.6 million of shares at September 30, 2016 and 2015, respectively, that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

For the three and nine months ended September 30, 2016 and 2015, the potential excess conversion value on the 2016 Notes and warrants were included in the Company's dilutive share calculation because the average stock price for the three and nine months ended September 30, 2016 and 2015 exceeded the conversion price.

Restricted Units that entitle the holders to approximately 0.1 million shares of common stock are included in the diluted weighted average shares outstanding calculation.

12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$20,144	$(31,881)	$46,316	$(18,499)
Foreign currency translation adjustment	2,914	(393)	7,589	(17,621)
Unrealized currency translation adjustment recognized upon spin	—	(1,884)	—	(1,884)
Change in unrealized gain on derivatives, net of tax	354	92	9	512
Pension liability adjustment, net of tax	(2)	751	(6)	758
Comprehensive income (loss)	$23,410	$(33,315)	$53,908	$(36,734)

Changes in Accumulated Other Comprehensive Loss by component between December 31, 2015 and September 30, 2016 are presented in the table below, net of tax:

	Gain on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$—	$9	$(47,911)	$(47,902)
Other comprehensive (loss) income	9	(6)	7,589	7,592
Ending balance	$9	$3	$(40,322)	$(40,310)

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$159,409	$147,085	$468,767	$433,834
Orthopedics and Tissue Technologies	90,923	79,282	267,644	207,740
Total revenues	$250,332	$226,367	$736,411	$641,574
Segment Profit
Specialty Surgical Solutions	$67,148	$61,017	$188,126	$183,674
Orthopedics and Tissue Technologies	27,727	20,072	74,027	59,095
Segment profit	94,875	81,089	262,153	242,769
Amortization	(3,467)	(2,942)	(10,410)	(6,418)
Corporate and other	(61,313)	(68,153)	(177,173)	(180,772)
Operating income from continuing operations	$30,095	$9,994	$74,570	$55,579

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
United States	$194,346	$178,290	$567,103	$493,559
Europe	28,553	24,275	89,623	75,046
Rest of World	27,433	23,802	79,685	72,969
Total Revenues	$250,332	$226,367	$736,411	$641,574

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of October 28, 2016, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which cover the first fifteen months after closing.
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
Contingent Consideration
The Company increased the fair value of contingent consideration during the nine-month period ended September 30, 2016 to reflect the change in estimate and the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Financial Statements
Balance as of January 1, 2016	$21,831
Loss from increase in fair value of contingent consideration liabilities	74	Selling, general and administrative
Fair value at September 30, 2016	$21,905
The fair values of contingent consideration were estimated using a discounted cash flow model using discount rate of 2.20%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The entire contingent consideration balance was included in Other liabilities at September 30, 2016 and December 31, 2015.

Supply Agreement Liability and Above Market Supply Agreement Liability
The Company determined the fair value of its supply agreement liability and above market supply agreement liability the nine-month period ended September 30, 2016 to reflect the payments, change in estimate and the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

	Supply Agreement Liability - Current	Supply Agreement - Long-term	Above Market Supply Agreement Liability	Location in Financial Statements
Balance as of January 1, 2016	$1,991	$161	$931
Payments	(1,500)	—	—
Transfer from long-term to current portion	161	(161)	—
Loss from increase in fair value	13	—	1,009	Selling, general and administrative
Other	—	—	681	Goodwill
Fair value at September 30, 2016	$665	$—	$2,621
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using discount rate of 12.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The supply agreement liability-current was included in Accrued expenses and other current liabilities and the supply agreement-long term and above market supply agreement liability were included in Other liabilities at September 30, 2016 and December 31, 2015.

15. SUBSEQUENT EVENT

Termination of Share Repurchase Plan
On October 25, 2016, our Board of Directors terminated the previous share repurchase plan dated October 28, 2014, and authorized a new repurchase of up to $150.0 million of outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Retiring Treasury Shares
On October 25, 2016, the Company's Board of Directors approved a resolution to retire approximately 8.9 million treasury shares and return such shares to authorized, but unissued shares of common stock. These shares will become available for issue on or about October 28, 2016.

Amendment to the Certificate of Incorporation
On October 25, 2016, our Board of Directors recommended, subject to stockholder approval, an Amendment to the Company’s Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of common stock from 60.0 million shares to 240.0 million shares with $0.01 per share par value, for the purpose of, among other things, affecting a two-for-one stock split. A special meeting of stockholders will be on December 21, 2016 to consider and vote upon the Amendment.

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
Tornier's United States Toe & Ankle Business
On October 2, 2015, the Company acquired the United States rights to Tornier's Salto Talaris® and Salto Talaris® XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products (the "Salto and Futura") for $6.0 million in cash. Under the agreement, Integra acquired the U.S. rights to the Salto Talaris® Total Ankle Prosthesis, Salto Talaris® XT Revision Total Ankle Prosthesis, Futura™ Primus Flexible Great Toe system, Futura™ Classic Flexible Great Toe system, and Futura™ Lesser Metatarsal Phalangeal system. The agreement also includes an option to purchase, in the future, the rights to the Salto Talaris®, Salto Talaris® XT, Salto Mobile, and Futura™ silastic toe replacement products outside the United States. The estimated fair value of the net assets acquired exceeded the purchase price for the Salto and Futura product lines and resulted in the Company recording a gain of $1.1 million for the year-ended December 31, 2015 in Other Income. The acquired toe and ankle products enhance the Company's lower extremities product offering and accelerates its entry into the U.S. total ankle replacement market.
TEI Biosciences, Inc. and TEI Medical, Inc.
In July 2015, we executed the two merger agreements (collectively, the "Agreements") under which we acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med"). The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction and purchase price adjustment of $0.2 million ($0.5 million for TEI Bio offset by $0.7 million cash received for TEI Med) which was recorded as a reduction from goodwill. The $312.2 million ($210.9 million for TEI Bio and $101.3 million for TEI Med) has been allocated based on management's estimate of the fair values of TEI Bio assets and liabilities assumed as of July 17, 2015. The purchase price includes $1.2 million of acquired cash.
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
Separation of the Spine Business
On July 1, 2015, we completed the separation of SeaSpine from Integra through the pro rata distribution of 100% of the common stock of SeaSpine to Integra's stockholders of record as of the close of business on June 19, 2015. The distribution was structured to be tax-free to Integra and its shareholders for U.S. Federal income tax purposes. Unless indicated otherwise, the information in the management discussion and analysis of financial condition and results of operations relates to the Company’s continuing operations. Further information regarding the SeaSpine separation and discontinued operations reporting may be found in Note 2, Discontinued Operations.

RESULTS OF OPERATIONS
Executive Summary
Net income (loss) for the three months ended September 30, 2016, was $20.1 million, or $0.50 per diluted share as compared to $(31.9) million or $(0.90) per diluted share for the three months ended September 30, 2015.
Net income (loss) for the nine months ended September 30, 2016, was $46.3 million, or $1.18 per diluted share as compared to $(8.1) million or $(0.24) per diluted share for the nine months ended September 30, 2015.
Net income for the nine months ended September 30, 2016 increased from the same period last year primarily as a result of a $35.6 million tax expense relating to a valuation allowance recorded resulting from the spin-off of the SeaSpine in July 2015 and increased revenues partially offset by investments in our growing sales channel and research and development. The operations reflect strong growth in our dural repair and regenerative technology franchises as well as the entire year-to-date inclusion of the Tekmed, Tornier's U.S. Foot and Ankle, and TEI activities which were acquired during the second half of 2015.
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Global ERP implementation charges	$3,366	$4,468	$12,386	$11,891
Structural optimization charges	1,993	8,547	5,540	13,965
Certain employee severance charges	153	(8)	1,420	1,291
Acquisition-related charges	4,935	5,061	16,996	11,489
Spine spin-off charges	—	3,356	—	3,356
Convertible debt non-cash interest	2,132	2,142	6,300	5,828
Total	$12,579	$23,566	$42,642	$47,820

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of goods sold	$5,662	$4,705	$16,479	$11,076
Research and development	200	—	200	—
Selling, general and administrative	4,585	16,719	19,663	31,294
Interest expense	2,132	2,142	6,300	5,828
Other income	—	—	—	(378)
Total from continuing operations	$12,579	$23,566	$42,642	$47,820

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. We are engaged in a multi-year implementation of a new global enterprise resource planning ("ERP") system to improve our operational efficiency and have made progress in implementing the ERP across multiple sites. We expect the additional capital and integration expense associated with our ERP system to be completed within the next year.
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
Update on Remediation Activities
We have an outstanding FDA warning letter related to TEI, acquired by Integra on July 17, 2015. TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that was not cleared or approved. TEI responded with a corrective action plan to the FDA and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA might not accept our corrective action plan or it might choose to scrutinize other promotional claims on products and require additional corrective actions. We do not expect to incur material operating expenses to complete the corrective action plan.
There were no material remediation expenses incurred in the three and nine months ended September 30, 2016.

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$159,409	$147,085	$468,767	$433,834
Orthopedics & Tissue Technologies	90,923	79,282	267,644	207,740
Total revenue	250,332	226,367	736,411	641,574
Cost of goods sold	89,329	86,069	263,667	236,541
Gross margin on total revenues	$161,003	$140,298	$472,744	$405,033
Gross margin as a percentage of total revenues	64.3%	62.0%	64.2%	63.1%

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015
Revenues and Gross Margin
For the three months ended September 30, 2016 total revenues increased by $24.0 million to $250.3 million from $226.4 million for the same period in 2015.
Specialty Surgical Solutions revenues were $159.4 million, an increase of 8.4% from the prior-year period. The increase resulted from the growth in all of our major franchises, led by our dural repair products which increased in the low double digits for the quarter, precision tools and instruments which increased mid-single digits, and tissue ablation and neuro critical care, which together grew in the high single digits, driven by strong growth from international orders. This increase is driven by new product introductions. Specialty instruments and our next generation Mayfield 2 cranial stabilization device also contributed to the increase. International sales increased as a result of strong orders from several markets in Europe and China.
Orthopedics and Tissue Technologies revenues were $90.9 million, an increase of 14.7% from the prior-year period. Revenue from non-acquired product grew by 9.2% led by strong demand and market adoption in our regenerative products, which comprise over 70% of sales in this segment, driven by success from commercial and channel investments, as well as increased end user market demand in certain parts of our private label business. Sales in our extremities franchise increased by approximately 20%, driven by contributions from the Salto acquisition. Excluding this acquisition, extremities hardware sales were up slightly, led by growth in shoulder arthroplasty products.
Gross margin increased to $161.0 million for the three-month period ended September 30, 2016, up from $140.3 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.3% for the third quarter of 2016 from 62.0% for the same period last year. The increase in gross margin percentage resulted from an increase in sales of higher margin products such as dural repair, skin and wound products, and improvements in the utilization of our manufacturing facilities.
We expect our consolidated gross margin percentage for the full year 2016 to be approximately 64.5% to 65.0%. We expect the increase in gross margin to occur because of the full-year contribution from TEI and continued favorable product mix, which is expected to more than offset the costs associated with operating our new collagen manufacturing center.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2016	2015
Research and development	6.0%	6.2%
Selling, general and administrative	44.9%	50.1%
Intangible asset amortization	1.4%	1.3%
Total operating expenses	52.3%	57.6%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $0.6 million, or 0.5%, to $130.9 million in the three months ended September 30, 2016, compared to $130.3 million in the same period last year.

Research and development expenses in the third quarter of 2016 increased compared to the same period last year. This increase primarily resulted from additional spending on new product development and clinical studies. We expect full-year 2016 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the third quarter of 2016 decreased by $1.1 million to $112.3 million compared to $113.4 million in the same period last year. Selling and marketing expenses increased by $8.8 million compared to last year resulting primarily from additional investments in adding direct sales representatives and distributors. General and administrative costs decreased by $10.0 million, resulting from the elimination of the Medical Device Excise Tax expenses for the third quarter of 2016, which was $2.5 million in the third quarter of 2015, expenses totaling approximately $5.6 million in conjunction with the buy-out of the U.K. pension plan recorded in September 2015, decreases in expenses related to facility restructuring and spin-off related expenses offset by increases in ongoing projects, employee compensation, and benefit plans. We expect full year selling, general and administrative expenses to be approximately 46.0% of revenue in 2016, as we make additional investments in our commercial channels as a result of the benefit of the Medical Device Excise Tax suspension.

Amortization expense as a percentage of revenues in the third quarter of 2016 increased compared to the same period last year. This was primarily related to the increase in intangibles from TEI acquisitions in the second half of 2015.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Interest income	$2	$5
Interest expense	(6,295)	(6,464)
Other income, net	1,192	1,827

Interest Income and Interest Expense
Interest expense in the three months ended September 30, 2016 decreased by $0.2 million, primarily due to lower outstanding balance on our Senior Credit Facility for the period compared to the same period. Our reported interest expense for the three-month periods ended September 30, 2016 and 2015 includes non-cash interest related to the accounting for convertible securities of $2.1 million in both periods.
Interest income was negligible for the three months ended September 30, 2016 and 2015.
Other Income (Expense)
Other income for the three months ended September 30, 2015 includes approximately $1.8 million of certain services to SeaSpin under Transition Service Agreement. Other income for the three months ended September 30, 2016 and 2015 mainly includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Income before income taxes	$24,994	$5,362
Income tax expense	4,850	37,243
Effective tax rate	19.4%	694.6%

The Company’s effective income tax rates for the three months ended September 30, 2016 and 2015 were 19.4% and 694.6%, respectively. In the three months ended September 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of $0.5 million as a result of early adoption of ASU 2016-09 and a $0.5 million benefit for a Federal research credit study, offset by an expense of $0.4 million related to an uncertain tax position. The primary driver of the higher tax rate for the three months ended

September 30, 2015, compared to the three months ended September 30, 2016, was a $35.6 million valuation allowance recorded as a result of the spin-off of the spine business. Excluding the valuation allowance, the primary driver of the higher tax rate for the three months ended September 30, 2015 compared to the three months ended September 30, 2016, was a tax expense of $0.3 million relating to the filing of foreign income tax returns and the settlement of foreign audits.

The Company expects its effective income tax rate for the full year to be approximately 17.0%, resulting largely from excess tax benefits as a result of the early adoption of ASU 2016-09, the Federal research credit benefit, and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

Revenues and Gross Margin
For the nine months ended September 30, 2016, total revenues increased by $94.8 million to $736.4 million from $641.6 million during the prior-year period.
Specialty Surgical Solutions revenues were $468.8 million, an increase of 8.1% from the prior-year period. Our dural repair franchise experienced strong demand across both our leading products, DuraGen and DuraSeal. Revenue in our Tissue Ablation franchise and Precision Tools and Instruments business, which includes the former Instruments product portfolio as well as our cranial stabilization and stereotaxy product lines, also increased in part due to new product introductions. Specialty instruments and upgrade cycle associated with out Mayfield 2 cranial stabilization device also contributed to the increase. Neuro critical care revenues remained relatively flat year over year.
Orthopedics and Tissue Technologies revenues were $267.6 million, an increase of 28.8% from the prior-year period. The increase partially resulted from the impact of the TEI, Salto and Futura product sales arising out of the acquisitions, which added $37.5 million for the nine months ended September 30, 2016. The increase was also driven by strong demand in our regenerative technologies franchise as a result of additional headcount in our sales force, an increase in market adoption of regenerative products and end user demand in certain parts of our private label business. Excluding acquisitions, our extremity franchises were relatively flat.
Gross margin increased to $472.7 million for the nine-month period ended September 30, 2016 from $405.0 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.2% for the year to date period from 63.1% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2016	2015
Research and development	6.0%	5.8%
Selling, general and administrative	46.6%	47.7%
Intangible asset amortization	1.4%	1.0%
Total operating expenses	54.0%	54.5%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $48.7 million, or 13.9%, to $398.2 million in the first nine months of 2016, compared to $349.5 million in the same period last year.
Research and development expenses in the first nine months of 2016 increased approximately $7.2 million and increased as a percentage of sales from 5.8% to 6.0%. This increase resulted from additional spending on new product development and clinical studies.
Selling, general and administrative expenses in the first nine months of 2016 increased by $37.5 million to $343.5 million compared to $306.0 million in the same period last year. Selling and marketing expenses increased by $46.6 million, primarily resulting from higher commissions and TEI acquisition-related expenses, including the addition of sales representatives. General and administrative costs decreased by $9.1 million primarily resulting from elimination of the Medical Device Excise Tax expense for the nine month period September 30, 2016, which was $7.0 million for the nine months period ended September 30, 2015 and expenses totaling approximately $5.6 million in conjunction with the buy-out of the U.K. pension plan recorded in September 2015 offset by increases in ongoing projects, employee compensation, and benefit plans.
Amortization expense in the first nine months of 2016 increased by $4.0 million to $10.4 million, compared to $6.4 million in the same period last year. Amortization expense in the first nine months of 2016 reflects the increase in intangibles due to the three acquisitions in the second half of 2015.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Interest income	$14	$18
Interest expense	(19,255)	(17,421)
Other income (expense), net	(398)	2,984

Interest Income and Interest Expense
Interest expense in the nine-month period ended September 30, 2016 increased by $1.8 million primarily due to increased borrowings and higher effective borrowing rates on our Senior Credit facility compared to the prior year. Our reported interest expense for the nine-month periods ended September 30, 2016 and 2015 includes non-cash interest related to the accounting for convertible securities of $6.3 million and $5.9 million, respectively.
Interest income was negligible for the nine months ended September 30, 2016 and 2015.
Other Income (Expense)
Other income for the nine months ended September 30, 2015 includes approximately $1.8 million of certain services to SeaSpine under Transition Service Agreement. Other income for the nine months ended September 30, 2016 and 2015 mainly includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Income before income taxes	$54,931	$41,160
Income tax expense	8,615	49,289
Effective tax rate	15.7%	119.7%

The Company's effective income tax rates for the nine months ended September 30, 2016 and 2015 were 15.7% and 119.7%, respectively. In the nine months ended September 30, 2016, the primary drivers of the lower tax rate are excess tax benefits of

$3.4 million as a result of early adoption of ASU 2016-09, a benefit of $0.7 million for the release of uncertain tax positions, and a benefit of $0.5 million for a Federal research credit study, offset by an expense of $0.4 million related to uncertain tax positions. The primary driver of the higher income tax rate for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2016, was a $35.6 million valuation allowance recorded as a result of the spin-off of the spine business.

The Company expects its effective income tax rate for the full year to be approximately 17.0%, resulting largely from excess tax benefits as a result of early adoption of ASU 2016-09, the Federal research credit benefit, and jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
United States	$194,346	$178,290	$567,103	$493,559
Europe	28,553	24,275	89,623	75,046
Rest of World	27,433	23,802	79,685	72,969
Total Revenues	$250,332	$226,367	$736,411	$641,574
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
Domestic revenues increased to $194.3 million, or 77.6% of total revenues, for the three months ended September 30, 2016 from $178.3 million, or 78.8% of total revenues, for the three months ended September 30, 2015. International revenues increased to $56.0 million from $48.1 million in the prior-year period, an increase of 16.5%.
Domestic revenues increased to $567.1 million, or 77.0% of total revenues, for the nine months ended September 30, 2016 from $493.6 million, or 76.9% of total revenues, for the nine months ended September 30, 2015. International revenues increased to $169.3 million from $148.0 million in the prior-year period, an increase of 14.4%.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $107.6 million and $48.1 million at September 30, 2016 and December 31, 2015, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2016, our non-U.S. subsidiaries held approximately $73.8 million of cash and cash equivalents that are available for use by our operations outside of the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$109,876	$91,423
Net cash used in investing activities	(21,480)	(327,132)
Net cash (used in) provided by financing activities	(28,879)	265,902
Effect of exchange rate fluctuations on cash	(51)	(3,347)

In 2016, we anticipate that our principal uses of cash will include approximately $35.0 to $40.0 million of capital expenditures primarily for support and maintenance in our existing plants facility automation, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $109.9 million and $91.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Operating cash flows for the nine months ended September 30, 2016 increased compared to the same period in 2015. Net income increased compared to the same period of the prior year. Changes in non-cash adjustments included in net income decreased cash flows for the nine months ended September 30, 2016 by approximately $19.3 million compared to the same period in 2015, which resulted primarily from the $35.6 million expense relating to adjustment of valuation allowance recorded as a result of the spin-off of SeaSpine in July 2015 offset by the increase in depreciation and amortization. Changes in working capital decreased cash flows for the nine months ended September 30, 2016 by approximately $8.9 million. Among the changes in working capital, accounts receivable used $8.1 million of cash, inventory used $9.1 million of cash, prepaid expenses and other current assets provided $1.1 million of cash and accounts payable, and accrued expenses and other current liabilities provided $5.8 million of cash. Increases in accounts receivables and inventories are consistent with the increase in revenue.
Operating cash flow for the nine months ended September 30, 2015 increased compared to the same period in 2014. Net income decreased compared to the same period of the prior year, primarily due to the impact of the tax valuation allowance which was a non-cash adjustment. Changes in working capital increased cash flows by approximately $5.8 million. Among the changes in working capital, accounts receivable used $9.2 million of cash, inventory used $8.0 million of cash, prepaid expenses and other current assets provided $7.4 million of cash and accounts payable, accrued expenses and other current liabilities provided $15.8 million of cash.

Cash Flows Used in Investing Activities
During the nine months ended September 30, 2016, we paid $26.1 million for capital expenditures, most of which was directed to our global enterprise system implementation and commercial expansion. We also received $4.2 million of restricted cash which was released from restrictions.
During the nine months ended September 30, 2015, we paid $310.1 million for the acquisition of TEI, net of acquired cash of $1.2 million and received $1.8 million related to a working capital adjustment from the MicroFrance acquisition. We also received cash of $1.4 million related to the sale of our Andover, U.K. facility. We paid $20.3 million for capital expenditures, most of which was directed to the expansion of our new collagen manufacturing center and global enterprise system implementation.
Cash Flows (Used in) Provided by Financing Activities
Our principal source of cash from financing activities in the nine months ended September 30, 2016 was a $15.0 million borrowing under our Senior Credit Facility for general operating purposes and proceeds we received from stock option exercises of $9.9 million. Additionally, we made repayments of $48.8 million on the revolving portion of our Senior Credit Facility.
Our principal use of cash for financing activities in the nine months ended September 30, 2015 was repayments of $448.8 million on the revolving portion under our Senior Credit Facility and $2.5 million on our 2016 Notes. Additionally, we received proceeds related to stock option exercises of $7.3 million and borrowed $545.0 million under our Senior Credit Facility to fund the acquisition of TEI. We also received proceeds from issuance of common stock, net of issuance costs of approximately $219.9 million relating to Company's equity offering in August 2015. We also provided $47.0 million to SeaSpine as part of the spin-off. The Company has the intent and ability to refinance the 2016 Notes prior to its maturity.
Working Capital
At September 30, 2016 and December 31, 2015, working capital was $350.5 million and $299.4 million, respectively. Working capital is defined as net of total current assets less total current liabilities.
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

Share Repurchase Plan

On October 28, 2014, our Board of Directors authorized a repurchase plan of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions. There were no shares repurchased under this program through September 30, 2016 and $75.0 million remains available under the authorization.

On October 25, 2016, our Board of Directors terminated the previous share repurchase plan dated October 28, 2014, and authorized a new repurchase of up to $150.0 million of outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.
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
Contractual Obligations and Commitments
As of September 30, 2016, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2016	2017-2018	2019-2020	Thereafter
	(In millions)
Convertible Securities (1)	$227.1	$227.1	$—	$—	$—
Revolving Credit Facility (2)	120.0	—	—	120.0	—
Term Loan	342.5	10.6	58.1	273.8	—
Interest (3)	19.7	4.8	12.2	2.7	—
Employment Agreements (4)	1.0	0.2	0.8	—	—
Operating Leases	59.3	2.9	16.9	10.5	29.0
Purchase Obligations	8.5	3.7	3.5	1.3	—
Other	1.7	1.3	0.2	0.1	0.1
Total	$779.8	$250.6	$91.7	$408.4	$29.1

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
The Company has excluded its contingent consideration obligation, supply agreement liability and above market supply agreement liability related to prior acquisitions from the contractual obligations table above; these liabilities had a total fair value of $25.2 million at September 30, 2016. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.8 million at September 30, 2016. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2016 would increase interest income by approximately $1.1 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixes the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2016.
Based on our outstanding borrowings at September 30, 2016, a one-percentage point increase in interest rates would have affected interest expense on the debt by $3.2 million on an annualized basis. A one-percentage point decrease in interest rates would have affected interest expense on the debt by $3.9 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of October 28, 2016, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which covered the first fifteen months after closing.

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
There were no repurchases of our common stock during the three months ended September 30, 2016 under this program.
On October 25, 2016, the Company's Board of Directors approved a resolution to retire approximately 8.9 million treasury shares and return such shares to authorized, but unissued shares of common stock. These shares will become available for issue on or about October 28, 2016.

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on October 28, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 28, 2016	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	October 28, 2016	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on October 28, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.