Form 10-K
period 2016-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2017-02-23
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,393.5 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 21, 2017 was 74,816,177.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 24, 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I

ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries, unless the context suggests otherwise.
Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical technology. The Company employs approximately 3,700 people around the world who are dedicated to limiting uncertainty for surgeons, so that they can concentrate on providing the best care for their patients. Integra offers innovative solutions, including leading regenerative technologies, specialty surgical solutions, and orthopedic solutions. Revenues grew to $992.1 million in 2016, an increase of 12% from $882.7 million in 2015.
Integra was founded on an engineered collagen technology platform that is used to repair and regenerate tissue. The Company has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to repair of dura mater in the brain to repair of nerve and tendon. Over the past 30 years, Integra has grown by building upon this core regenerative technology, acquiring businesses in markets with overlapping customer bases, and developing products to further meet the needs of target customers.
On October 25, 2016, our Board of Directors recommended, subject to stockholder approval, an amendment to the Company’s Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of common stock from 60.0 million shares to 240.0 million shares, par value $0.01 per share, for the purpose of, among other things, affecting a two-for-one stock split. The stockholders approved the Amendment on its special Stockholders' Meeting on December 21, 2016. The Company filed a certificate of amendment to our amended and restated certificate of incorporation to effect the increase in authorized shares of common stock and the two-for-one-stock split. Stockholders of record as of the close of market on December 21, 2016 were entitled to receive one additional share of common stock for each share held. The shares were distributed on January 3, 2017. No fractional shares of common stock were issued as a result of the two-for-one stock split. The adjusted stock price was reflected on the NASDAQ stock market on January 4, 2017.
The shares of common stock retained a par value of $0.01 per share. Accordingly, the stockholders' equity reflects the stock split by reclassifying from "Additional paid-in capital" to "Common stock" for an amount equal to the par value of the increased shares resulting from the stock split. All references in this Form 10-K to the number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the post-split amounts, unless otherwise indicated.
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
This is an essential strategic approach for two reasons. First, the costs inherent in operating a medical technology company have increased at an accelerating rate in recent years and continue to rise. Scale is therefore correlated with rates of profitability in our industry. Our strategic response is to focus efforts and investments on accelerating growth in the clinical areas where we compete today. Second, we compete in a complex and highly regulated industry, and we have grown through more than 45 acquisitions in our history. We have made significant accomplishments in the past several years to reduce our operational footprint, simplify our organizational structure and build platforms for common systems. To effectively execute on our plans to grow our core business and integrate acquisitions, we must continue to improve our infrastructure and processes. These improvements will fortify a solid platform from which to grow our business.
Our executive leadership team has set forth the following several near-term objectives aligned to this strategy:
Portfolio Optimization. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts focus on regenerative technologies and other projects with the potential for significant returns on investment. We have a goal of generating at least one quarter of our organic growth in any one year from products launched in the previous two to three years. These recent efforts have contributed to an active schedule of impactful product launches. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We also continue to identify low-growth, low-margin products and product franchises for discontinuation and will continue to look at other ways of optimizing our portfolio.
Commercial Channel Optimization and International Expansion. Through the acquisition of TEI Biosciences, Inc. and TEI Medical Inc. (collectively "TEI") in July 2015 and the 2016 launch of OmnigraftTM for diabetic foot ulcers, we have established a new presence in the outpatient segment of the fast-growing advanced wound care market. We have built up this commercial channel and support infrastructure to facilitate the Omnigraft product launch. Our 3x3 strategy takes advantage of our unique position to call upon providers in three sales channels (inpatient, outpatient, and multi-center enterprise-wide contracting) and offer three product families for advanced wound healing (engineered collagen, acellular collagen and human amniotic wound dressings). We also see an opportunity to accelerate revenue growth by increasing our international presence. In order to achieve this, we are expanding our commercial infrastructure in key markets and securing ownership or other control of our product registrations and distribution system. Additionally, we have a plan for registering and launching our existing products in countries where we already have a selling presence, but are missing key leading brands. We expect this focus on key markets and products that carry both high margins and relevant price points to increase our international business. More broadly, to compete successfully against much larger, diversified medical technology competitors, we are building upon our leadership brands across our product franchises and engaging hospital systems through enterprise-wide contracts.
Strategic Corporate Development. Over the years, we have successfully acquired and in-licensed businesses, products and technologies to grow our business. Our corporate development program is a core competency, and an important part of our strategy is to continue to pursue strategic transactions and licensing agreements to increase relevant scale in the clinical areas in which we compete. Heading into 2017, closing the acquisition of the Codman Neurosurgery business of Johnson & Johnson ("Codman Neurosurgery") and integrating Derma Sciences, Inc. ("Derma Sciences") will be key objectives for the company. Acquisitions, in particular, may expand international distribution, add a technology platform, increase the scale of one of our current portfolios, or provide access into an adjacent growth area that leverages the sales channel. We focus our efforts on the clinical areas of wound care, extremities orthopedics, and specialty surgical applications. Our corporate development capabilities are increasingly important to remain competitive in today's environment.
Finally, we are investing in training programs to strengthen our leadership bench in the organization, and we continue to invest in targeted additions to our sales organization to improve market coverage. These initiatives, investments, and talent development efforts will strengthen the foundation necessary to support a faster growing, multi-billion dollar global medical technology company. Our strategy to execute, optimize and accelerate growth will enable us to continue to be a company that helps limit uncertainty for customers and touches millions of patients each year, while driving returns for shareholders.
BUSINESS SEGMENTS
We currently manufacture and sell our products in the following two global reportable business segments: Specialty Surgical Solutions and Orthopedics and Tissue Technologies. We include financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15, Segment and Geographic Information to our consolidated financial statements.
Specialty Surgical Solutions

Our Specialty Surgical Solutions business offers specialty surgical instrumentation for a broad range of specialties, including a market-leading product portfolio used in the neurosurgery operating suite and critical care unit.

We sell products and solutions for dural repair, precision tools and instruments, tissue ablation, and neuro critical care, including related service and repair. For neurosurgeons, we have products for each step of a procedure and the care of the patient after surgery, from both equipment and implants used in the neurosurgery operating room to monitoring in the neurosurgery intensive care unit. We are also among the largest surgical instrument suppliers in the United States to hospitals, acute care surgical centers, and clinician offices. Our portfolio includes over 60,000 instrument patterns and surgical products, surgical headlight systems and table-mounted retractors that address a broad set of surgical specialties.

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

We sell regenerative technology products that can be used to provide treatment for acute wounds, such as burns, chronic wounds, including diabetic foot ulcers, surgical tissue repair including hernia repair, peripheral nerve repair and protection, and tendon repair. For extremity bone and joint reconstruction procedures, we sell hardware products, such as bone and joint fixation and joint replacement devices, implants and instruments, which provide for the orthopedic reconstruction of bone in the hand, wrist, elbow and shoulder (Upper Extremity), and the foot, ankle and leg below the knee (Lower Extremity).

In the United States, we have a specialized sales organization composed of directly employed sales representatives, as well as specialty distributors, organized based upon their call point. A team of extremities sales representatives calls on surgeons who treat acute wounds in hospitals, extremity orthopedic disorders, including osteoarthritis, rheumatoid arthritis, wrist, ankle and shoulder arthroplasty, and other conditions requiring foot or hand reconstruction. In addition, we sell our shoulder products through a specialty distributor network of sales agents who call on shoulder surgeons. A team of wound care clinic sales representatives calls on physicians who treat chronic wounds in the outpatient wound care clinic setting. A team of surgical sales representatives calls on surgeons who treat patients requiring surgical tissue repair and reconstruction. Finally, we have a small group of clinical sales specialists who focus on our regenerative products and support these three sales organizations - extremities, wound care and surgical - to address their clinicians' needs as they relate to this class of products. Outside the United States, we have a small direct sales presence, primarily in certain European countries, Australia, New Zealand, and Canada, and utilize distributors in other international markets to sell certain products and product lines from the Orthopedics and Tissue Technologies portfolio.

This segment also includes private-label sales of a broad set of our regenerative technologies. Our customers are other medical technology companies that sell to end markets primarily in orthopedics, spine, surgical and wound care.
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
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. We apply our core competency in regenerative technology to products for neurosurgical, orthopedic and wound applications, and we have extensive programs for our core platforms of orthopedic hardware and electromechanical technologies. We are focusing our research and development efforts on the development of innovative products and clinical studies to generate efficacy and health economic evidence.
Regenerative Technologies. Because regenerative technology products represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these projects. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including, natural collagen and human tissues as well as synthetics such as polymers. These unique product designs are used for neurosurgical and orthopedic surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. After finalizing our multi-center clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcer ("DFU") in 2015, we filed a submission with the United States Food and Drug Administration ("FDA") and received Premarket Approval ("PMA") approval on January 7, 2016. The Company started commercializing the resulting DFU product, Omnigraft, in 2016. Additionally, we finalized patient follow-up in a Post Approval Study for our DuraSeal® Exact Spine Sealant System, and submitted the study results to the FDA in October 2016. The study demonstrated the continued safety and effectiveness of this product, and we expect that this study will satisfy the post-approval commitment related to it. We are investing in the development of next generation products, including nerve products, anti-microbial adjuncts for primary wound management, and specific chronic wound care solutions for the inpatient and outpatient settings, additional clinical studies for indications to support existing products, including ongoing studies of the use of our products in chronic wound, abdominal wall, and complex wounds and for an approval for a breast reconstruction indication as well as longer-term research programs to evaluate combination products.
Orthopedic Reconstruction. We develop fixation and small joint reconstruction implants and instruments for upper and lower extremities to both provide next generation solutions and expand our product portfolio. This portfolio focuses on joint replacement products. Integra already has a strong shoulder portfolio, which includes a total shoulder system and a reverse shoulder. We continue to work on advanced shoulder products and are developing a pyrocarbon hemi-shoulder product to add to that portfolio. We have a strong differentiated asset that resides in our exclusively licensed pyrocarbon products, and we continue to invest to bring new products to market with this technology, which has shown significantly less wear on bone than traditional metals. Our Cadence® total ankle replacement product launched in 2016 and complements the acquired Salto Talaris® ankle. The two ankles address different market needs with the Cadence ankle designed to simplify the ankle replacement procedure and maximize reproducibility through its instrumentation and technique.
Electromechanical Technologies and Instrumentation. Because our electromechanical products and instruments represent products that limit uncertainty for surgeries, we continue to invest in approvals for new indications and next generation improvements to our market-leading products. We have several active program focused on life cycle management and innovation on both capital and disposable products in our portfolio. We also work with a number of primarily German instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense. Finally, our lighting franchise is among the most dynamic in the industry, and we continue to invest in ongoing development in LED technology.
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
Our competition in orthopedics and tissue technologies includes the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, Wright Medical Group, N.V., Smith & Nephew plc, MiMedx Group, Inc., Acelity L.P. Inc., a subsidiary of Allergan PLC, and Zimmer Biomet Holdings, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.
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

United States Food and Drug Administration
We have an outstanding FDA warning letter related to TEI Biosciences Inc., an acquisition by Integra on July 17, 2015. TEI Biosciences Inc. received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI Biosciences Inc. immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI Biosciences Inc. to cease all violations regarding promotion of the product for an indication that it was not cleared or approved. TEI Biosciences Inc. responded with a corrective action plan to the FDA and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims on products and require additional corrective actions. We do not expect to incur material operating expenses to complete the corrective action plan.
The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) or an approved PMA application (or supplemental PMA application). Obtaining these approvals and clearances can take up to several years and may involve preclinical studies and clinical trials. The FDA also may require a post-approval clinical study as a condition of approval. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption ("IDE") from the FDA. The FDA may also require a filing for approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or approval, as the case may be, or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to obtain approval/registration in the country to which we are exporting and maintain certain records relating to exports and make these available to the FDA for inspection, if required.
Human Cells, Tissues and Cellular and Tissue-Based Products
Integra distributes medical devices derived from human tissue (demineralized bone tissue). The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing, or consisting of, human cells or tissue intended for transplantation into a human patient. Examples include bone, ligament, skin and cornea.
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
Hazardous materials. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to country-specific, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe that our environmental, health and safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations. However, risk of accidental releases or injury from these materials is possible. These risks are managed to minimize or eliminate associated business impacts. In the event of this type of accident, we could be held liable for damages that may result, and any liability could exceed our resources. We could be subject to a regulatory shutdown of a facility that could prevent the distribution and sale of products manufactured there for a significant period of time, and we could suffer a casualty loss that could require a shutdown of the facility in order to repair it, any of which could have a material, adverse effect on our business. Although we continuously strive to maintain full compliance with respect to all applicable global environmental, health and safety laws and regulations, we could incur substantial costs to fully comply with future laws and regulations, and our operations, business or assets may be negatively affected. Furthermore, global environmental, health and safety compliance is an ongoing process. Integra has compliance procedures in place for compliance with Employee Health & Safety laws, driven by a centrally led organizational structure that ensures proper implementation, which is essential to our overall business objectives.
In addition to the above regulations, we are, and may be, subject to regulation under country-specific federal and state laws, including, but not limited to, requirements regarding record keeping, and the maintenance of personal information, including personal health information. As a public company, we are subject to the securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We also are subject to other present, and could be subject to possible future, local, state, federal and foreign regulations.
Third-Party Reimbursement. Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the United States, the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers' healthcare services has the potential to significantly affect our operations and revenue.
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
EMPLOYEES
At December 31, 2016, we had approximately 3,700 employees engaged in production and production support for warehouse, engineering and facilities, quality assurance, quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees are subject to a collective bargaining agreement.
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
Certain of our products, including our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that Integra manufactures is derived either from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a reported case of bovine spongiform encephalopathy, or from the United States or from fetal dermis. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and fetal bovine skin are in the lowest-risk category for BSE transmission, and is therefore considered to have a negligible risk of containing the agent that causes BSE.

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

•	the impact of acquisitions and our ability to integrate acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals as well as changes in country-specific regulatory requirements;

•
changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro, British pound, Swiss franc, Canadian dollar, Japanese yen, Australian dollar, Mexican peso, Brazilian real and Chinese yuan;

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

•	changes in tax laws, or their interpretations; and

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
Our primary competitors in specialty surgical solutions are the Aesculap division of B. Braun Medical, Inc., Johnson & Johnson, Medtronic, Inc., Stryker Corporation, Becton, Dickinson and Company, and C.R. Bard, Inc. Our competitors in orthopedics and tissue technologies include the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, Wright Medical Group, N.V., Smith & Nephew plc, MiMedx Group, Inc., Acelity L.P. Inc., a subsidiary of Allergan PLC, and Zimmer Biomet Holdings, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation, soft tissue and/or wound care products. Additionally, we compete with many smaller specialized companies and larger companies that do not otherwise focus on specialty surgical solutions or orthopedics and tissue technology. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

We may not achieve some or all of the anticipated benefits of the separation of our Spine business.
On July 1, 2015, we completed the separation (the “Separation”) of our orthobiologics and spinal fusion hardware business, now known as SeaSpine Holdings Corporation (“SeaSpine”), from the Company. Even though the Separation has been completed, we may not realize any or all of the anticipated strategic, financial, operational, marketing or other benefits from the Separation, including our ability to benefit from the increased focus through our two divisional structure or to achieve anticipated growth rates, margins and scale and to execute on our strategy generally. Following the Separation, we are a smaller, less diversified company. This narrower business focus could leave us more vulnerable to changing market conditions, which could adversely affect our business, financial condition and results of operations. The diminished diversification of revenue, costs, and cash flows could also cause our results of operations, cash flows, working capital and financing requirements to be subject to increased volatility. In addition, we may be unable to achieve some or all of the strategic and financial benefits that we expected would result from the Separation, or such benefits may be delayed, which could adversely affect our business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the Separation not occurred.
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
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2014 and December 31, 2016, we have acquired 7 businesses at a total cost of approximately $677.9 million.
We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired businesses and operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we have $510.6 million of goodwill and $1.0 million of indefinite-lived intangible assets as of December 31, 2016. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2016, we had $560.2 million of finite-lived intangible assets.
At December 31, 2016 our trade names have a carrying value of $71.3 million and decisions relating to our trade names may occur over time. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.
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
In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Affordable Care Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax, commencing on January 1, 2013, on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Because the substantial majority of our revenues is generated in the United States, the Affordable Care Act affected our financial results since it came into effect after December 31, 2012. In December 2015, President Obama signed into law The Consolidated Appropriations Act, which included a two-year moratorium on the 2.3% medical device excise tax, with the effect such that medical device revenues earned in 2016 and 2017 will be exempt from such tax. Unless there is further legislative action during that two-year period, the 2.3% medical device excise tax automatically will be reinstated for sales of medical devices on or after January 1, 2018. While this two-year moratorium on the 2.3% medical device excise tax could provide a short-term benefit to the Company in terms of providing additional monies available to spend on various projects in 2016 and 2017, we are unable to predict what the long-term impact will have on our financial statements and financial performance.
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
The FDA has intensified its scrutiny of the medical device industry and the government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. Additionally, the FDA may restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.
We have an outstanding FDA warning letter related to TEI, an acquisition by Integra on July 17, 2015. TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA Approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that was not cleared or approved. TEI responded with a corrective action plan to the FDA and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA may not accept our corrective action plan or it may choose to scrutinize other promotional claims regarding TEI’s or our products and require additional corrective actions.
While we have taken measures to enhance our Quality System, we cannot assure you that future inspections by the FDA and the standards they apply will not result in warning letters for any facility in the future. We are also subject to inspections of our Quality System by regulatory agencies outside the U.S. which could result in the issuance of nonconformance or significant requirements to our Quality System.
The FDA Safety and Innovation Act ("FDASIA"), which includes the Medical Device User Fee Amendments of 2012 ("MDUFA III"), as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. This law will affect the fees paid to the FDA over the five-year period that FDASIA is in effect. As part of FDASIA, there are additional requirements regarding the FDA Establishment Registration and Listing of Medical Devices. All U.S. and foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. That said, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with these requirements and choose not to register with the FDA. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the FDA Establishment Registration requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.
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
We have complied with the initial requirements of this regulation for our Class III products by meeting the September 2014 deadline, our Class II implantable products by meeting the September 2015 deadline and for all Class II products by meeting the September 2016 deadline for labeling and entering the data in FDA's GUDID Database.
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
Foreign governmental regulations have become more stringent and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company's noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.
Certain of our products contain materials derived from animal sources and may become subject to additional regulation.
Certain of our products, including our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2016, approximately 41% of our revenues were attributable to products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. In 2013, the World Organization for Animal Health ("OIE") recommended that the United States risk classification for BSE be upgraded from controlled risk to negligible risk.
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
Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FD&C Act. Section 361 of the PHSA ACT and 21 CFR Part 1271 authorizes the FDA to issue regulations regarding HCT/Ps and regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with FDA, screening and testing for tissue donor eligibility, Good Tissue Practice, or GTP, when processing, storing, labeling, and distribution HCT/Ps, including required labeling information, stringent record keeping; and adverse event reporting. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval.
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
We may have additional tax liabilities
We are subject to income taxes in the U.S. and many foreign jurisdictions and are commonly audited by various tax authorities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.
A significant amount of our net profits and cash flows are generated from outside the U.S., and certain repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company. In addition, there have been proposals to change U.S. tax laws that could significantly impact how U.S. global corporations are taxed. Although we cannot predict whether or in what form proposed legislation may pass, if enacted certain proposals could have a material adverse impact on our tax expense and cash flow.
Disruptions in the financial markets may adversely affect the availability and cost of credit to us.
On December 7, 2016, the Company entered into its fourth amended and restated Senior Credit Facility (the "Fourth Amendment and Restatement"). As of February 21, 2017, we had approximately $665.0 million of outstanding borrowings under this financing arrangement. The Company may attempt to refinance or extend this obligation depending on prevailing market conditions. Our ability to refinance or extend this obligation will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us. The Company’s 2016 Convertible Notes (hereinafter defined) matured and settled in December 2016.
It could be difficult to replace some of our suppliers.
Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

•
our collagen-based products, such as the Integra Dermal Regeneration Template and wound matrix products, the DuraGen® family of products, our Absorbable Collagen Sponges, Primatrix and SurgiMend products;

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;

•	products which use many different specialty parts from numerous suppliers, such as our intracranial monitors, catheters and headlights; and

•	products that use pyrolytic carbon (i.e., PyroCarbon) technology, such as certain of our reconstructive extremity orthopedic implants.
In connection with our Confluent Surgical acquisition in January 2014, we entered into a multi-year supply agreement with an affiliate of the seller to continue to manufacture the acquired surgical sealant and adhesion barrier product lines. In 2015, we entered into a contract with a third party to assume the manufacturing of these product lines after the relationship with the affiliate of the seller concludes in several years.
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
Pending litigation related to the proposed acquisition of Derma Sciences could result in a judgment for rescission or the payment of damages.
Purported stockholders of Derma Sciences have filed three class action lawsuits challenging the proposed acquisition of Derma Sciences by Integra and its subsidiary, Integra Derma, Inc. (the “Proposed Acquisition”). On January 30 and February 3, 2017, complaints captioned Rabadi v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00628 (the “Rabadi Complaint”) and Klingel v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00738, were filed in the United States District Court for the District of New Jersey against Derma Sciences, each member of its board of directors (the “Derma Sciences Board”), Integra, and Integra Derma, Inc. On January 31, 2017, a complaint captioned Parshall v. Derma Sciences, Inc., et al., Case No. 2017-0074 (the “Parshall Complaint”), was filed in the Court of Chancery of the State of Delaware against Derma Sciences, each member of the Derma Sciences Board, Integra, and Integra Derma, Inc. The complaints seek certification of a class action on behalf of all Derma Sciences’ public stockholders. Each complaint alleges, among other things, that the process leading up to the Proposed Acquisition, including Integra’s offer to purchase the outstanding shares of Derma Sciences, was inadequate, and that the Schedule 14D-9 filed by Derma Sciences on January 25, 2017 omits certain material information, which each complaint alleges renders the information disclosed materially misleading. The Rabadi Complaint and the Parshall Complaint also allege that the members of the Derma Sciences Board breached their fiduciary duties with respect to the Proposed Acquisition, and that Integra, Integra Derma, Inc. and Derma Sciences aided and abetted those alleged breaches of fiduciary duties. Each complaint seeks, among other things, to rescind the

Proposed Acquisition or recover money damages in the event the Proposed Acquisition is consummated. While the complaints also sought to enjoin the Proposed Acquisition, on February 9, 2017, plaintiffs agreed to not pursue preliminary injunctive relief in return for Derma Sciences making certain additional disclosures. Other potential plaintiffs may file additional lawsuits challenging the Proposed Acquisition. The outcome of any such litigation is uncertain. An adverse judgment for rescission or for monetary damages could have a material adverse effect on Integra following the Proposed Acquisition.
The pending acquisitions of Codman Neurosurgery and Derma Sciences are each subject to a number of conditions, which, if not fulfilled, may result in termination of the underlying acquisition agreement.
The underlying acquisition agreements for the Codman Neurosurgery transaction and the Derma Sciences transaction each contain a number of customary conditions to complete the applicable acquisition, including that certain representations and warranties be accurate, that certain covenants be fulfilled, that certain regulatory approvals have been obtained, that there be no legal prohibitions against completion of the acquisition, and, in the case of the Derma Sciences acquisition, that a sufficient number Derma Sciences’ stockholders validly tender their shares in the Offer and not properly withdraw such shares prior to the expiration of the Offer. Many of the conditions to complete the acquisitions are not within our control or the applicable counterparty’s control, and neither of us can predict when or if these conditions will be satisfied. With respect to the Codman Neurosurgery transaction, if any of these conditions are not satisfied or waived prior to October 1, 2017, which date may be extended to October 15, 2017 under certain circumstances, it is possible that the acquisition will not be completed in the expected time frame or that the asset purchase agreement may be terminated.
The regulatory approvals required in connection with our pending acquisition of Codman Neurosurgery may not be obtained or may contain materially burdensome conditions.
Completion of our pending acquisition of Codman Neurosurgery is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions, including with respect to divestitures, or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the pending acquisition or reducing the anticipated benefits of the pending acquisition. If we are required to agree to any material conditions in order to obtain any approvals required to complete the pending acquisition, the business and results of operations of our company following the closing may be adversely affected.
Failure to complete the Codman Neurosurgery and/or Derma Sciences acquisitions could negatively impact our stock price and our future business and financial results.
As described above, the obligations to consummate the pending acquisitions of Codman Neurosurgery and Derma Sciences are, in each case, subject to the satisfaction or waidver of certain customary conditions. We cannot provide assurance that the applicable conditions to the completion of these pending acquisitions will be satisfied in a timely manner or at all. If either of these pending acquisitions are not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the pending acquisitions. Furthermore, if each acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•	we will be required to pay certain costs relating to the acquisitions, whether or not they are completed, such as legal, accounting, and financial advisers, which could be substantial;

•
in the case of the Codman Neurosurgery acquisition, we may be obligated to pay a termination fee equal to $60 million if the underlying acquisition agreement is terminated under certain circumstances related to the financing of the transaction;

•
if our counterparty can make a successful claim that there was, in the case of the Codman Neurosurgery, fraud, willful misconduct or a knowing and intentional material breach or, in the case of Derma Sciences, a willful and material breach, prior to termination, we may incur substantial costs of litigation and may be liable for damages which may be material;

•	our management will have focused its attention on negotiating and preparing for the acquisitions instead of on pursuing other opportunities that could have been beneficial to us;

•	the failure to consummate the acquisitions may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement of the acquisitions, including any adverse changes in our relationships with our customers, partners and employees, may continue or intensify in the event either acquisition is not consummated.

If we do not successfully integrate newly acquired businesses into our business operations, including Codman Neurosurgery and Derma Sciences, our business could be adversely affected.
We will need to successfully integrate the operations of recently and pending acquired businesses, including our pending acquisitions of Codman Neurosurgery and Derma Sciences, with our business operations. The failure to integrate the business operations of the acquired business successfully would have a material adverse effect on our business, financial condition and results of operations. As a result of these pending acquisitions and any other future acquisitions, we will undergo substantial changes in a short period of time and our business will change and broaden in size and the scope of products we offer. Integrating the operations of multiple new businesses with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources to integrate the business practice and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	risks associated with the assumption of contingent or other liabilities of acquisition targets;

•	adverse effects on existing business relationships with suppliers or customers, including failure to retain key customers and suppliers;

•	failure to retain key employees of our company and of the acquired businesses;

•	inheriting and uncovering previously unknown issues, problems and costs from the acquired company;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;

•	costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others);

•
liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisitions, including transition costs to integrate the businesses that may exceed the costs that we currently anticipate;

•	challenges involved with the increased scale of our operations resulting from the acquisitions; and

•	increased difficulties in managing our business due to the addition of international locations.
These risks may be heightened in cases where the majority of the former businesses’ operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. In addition, dispositions of certain key products, technologies and other rights, including pursuant to conditions imposed on us to obtain regulatory approvals, may affect our business operations.
In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could cause a reduction to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our ordinary shares.
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
We consolidated several facilities in 2015 and 2016, and may further consolidate our operations in the future in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, the anticipated benefits and savings from these efforts because of unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.
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
Since we have operations based outside the United States and we generate revenues and incur operating expenses in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Australian dollars, Mexican pesos, Brazilian reais and Chinese yuan, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. Our most significant currency exchange risk relates to transactions conducted in euros, Canadian dollars, Australian dollars, and Chinese yuan.
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
Our manufacturing, product development, research, and development operations and processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities at which hazardous materials have been used in the past. Finally, we have acquired various companies that historically have used certain hazardous materials and that have owned and/or leased facilities at which hazardous materials have been used. For all of these reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, transportation, handling, treatment, remediation, and disposal of hazardous materials and certain waste products (“Environmental, Health, Safety and Transportation Laws”). Although we believe that our procedures for handling, transporting, and disposing of hazardous materials comply with the Environmental, Health, Safety and Transportation Laws, the Environmental Health, Safety and Transportation Laws may be amended in ways that increase our cost of compliance, perhaps materially.

Furthermore, the potential risk of accidental contamination or injury from these materials cannot be eliminated, and there is also a risk that such contamination previously has occurred in connection with one of our facilities or in connection with one of the companies we have purchased. In the event of such an accident or contamination, we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all.

We may experience difficulties implementing our common global enterprise resource planning system.
We are engaged in a multi-year implementation of a new global enterprise resource planning system to improve our operational efficiency. Currently we have approximately 90% of our revenue on one system. The ERP system is designed to accurately maintain our financial reporting data and provide information to our management team important to the operation of the business. Our ERP system has required, and will require, the investment of significant human and financial resources. The implementation of this ERP involves numerous risks, including disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the system’s functionality, and disruption of our financial reporting process. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs, or other difficulties. Any significant disruption or deficiency in the design or implementation of the ERP could adversely affect our ability to estimate supply chain needs, plan production requirements, process orders, ship product, send invoices and track payments, fulfill contractual obligations, accurately forecast sales, or otherwise operate our business, all of which could negatively impact sales and profits. While a significant portion of the Company is running on our new ERP system as of December 31, 2016, we will continue to face similar risks in implementing our ERP system within the remaining sites as we continue to maintain multiple legacy ERP systems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2016 fiscal year.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in New Jersey, Ohio, Pennsylvania, California, Massachusetts, France, Germany, Ireland, Mexico, and Puerto Rico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We own our facilities in Biot, France, Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany and certain facilities in Ohio and Pennsylvania, and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia and Germany.
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

TEI, an acquisition by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify the Company for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of February 23, 2017, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which covered the first fifteen months after closing.

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

Purported stockholders of Derma Sciences have filed three class action lawsuits challenging the proposed acquisition of Derma Sciences by Integra and its subsidiary, Integra Derma, Inc. (the “Proposed Acquisition”). On January 30 and February 3, 2017, complaints captioned Rabadi v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00628 (the “Rabadi Complaint”) and Klingel v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00738, were filed in the United States District Court for the District of New Jersey against Derma Sciences, each member of its board of directors (the “Derma Sciences Board”), Integra, and Integra Derma, Inc. On January 31, 2017, a complaint captioned Parshall v. Derma Sciences, Inc., et al., Case No. 2017-0074 (the “Parshall Complaint”), was filed in the Court of Chancery of the State of Delaware against Derma Sciences, each member of the Derma Sciences Board, Integra, and Integra Derma, Inc. The complaints seek certification of a class action on behalf of all Derma Sciences’ public stockholders. Each complaint alleges, among other things, that the process leading up to the Proposed Acquisition, including Integra’s offer to purchase the outstanding shares of Derma Sciences, was inadequate, and that the Schedule 14D-9 filed by Derma Sciences on January 25, 2017 omits certain material information, which each complaint alleges renders the information disclosed materially misleading. The Rabadi Complaint and the Parshall Complaint also allege that the members of the Derma Sciences Board breached their fiduciary duties with respect to the Proposed Acquisition, and that Integra, Integra Derma, Inc. and Derma Sciences aided and abetted those alleged breaches of fiduciary duties. Each complaint seeks, among other things, to rescind the

Proposed Acquisition or recover money damages in the event the Proposed Acquisition is consummated. While the complaints also sought to enjoin the Proposed Acquisition, on February 9, 2017, plaintiffs agreed to not pursue preliminary injunctive relief in return for Derma Sciences making certain additional disclosures. Integra and Integra Derma, Inc. believe that the complaints are wholly without merit and intend to vigorously defend against these lawsuits.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low closing sales prices for our common stock for each quarter for the last two years:

	2016		2015
	High	Low	High	Low
Fourth Quarter (1)	$43.22	$37.89	$34.30	$28.22
Third Quarter (1)	$43.70	$39.37	$33.14	$29.18
Second Quarter (1) (2)	$39.89	$32.58	$31.57	$26.58
First Quarter (1) (2)	$33.78	$27.75	$28.33	$24.14
(1) As adjusted to give effect to the two-for-one stock split effective December 21, 2016.
(2) Due to the July 1, 2015 distribution of SeaSpine, the high and low close prices shown above for each quarter prior to the distribution have been adjusted for comparability purposes.
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
The number of stockholders of record as of February 21, 2017 was approximately 1,008, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2016, 2015 or 2014.
Sale of Registered Securities
In August 2015, we sold 7.590 million shares of our common stock (including 990,000 shares from the exercise of the underwriters’ option for additional shares), in a registered public offering to a select group of underwriters through a Registration Statement on Form S-3 (File No. 333-192079) that was declared effective by the Securities and Exchange Commission on November 4, 2013. The shares of common stock were sold at a price of $30.50 per share (before underwriting discounts and commissions). The aggregate offering gross proceeds were $231.5 million. Following the sale of the common stock, the public offering terminated.
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
Issuer Purchases of Equity Securities

On October 25, 2016, the Board of Directors terminated the previous share repurchase plan dated October 28, 2014, of up to $75 .0 million of outstanding common stock set to expire at the end of 2016 and authorized a new repurchase of up to $150.0 million outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.
There have been no shares of common stock repurchased by the Company under any of these authorizations in the year ended December 31, 2016 or 2015.
See Note 7, Treasury Stock, in our consolidated financial statements for further details.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. All results and data in the tables below reflect continuing operations, unless otherwise noted. As a result, the data presented below will not necessarily agree to previously issued financial statements. See Note 3, Discontinued Operations in the Consolidated Financial Statements in Item 15 of this Form 10-K for additional information on discontinued operations and Note 4, Acquisitions for additional information regarding the impact of 2016, 2015 and 2014 acquisitions.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$992,075	$882,734	$796,717	$696,832	$691,895
Costs and expenses	876,735	803,147	728,860	661,459	614,110

Operating income (4)	115,340	79,587	67,857	35,373	77,785
Interest income (expense), net (1) (2)	(25,779)	(23,504)	(21,799)	(14,792)	(13,236)
Other income (expense), net	845	4,588	(492)	(1,795)	(318)
Income from continuing operations before income taxes	90,406	60,671	45,566	18,786	64,231
Provision for (benefit from) income taxes (4)	15,842	53,820	9,271	(3,241)	16,024
Net income from continuing operations	$74,564	$6,851	$36,295	$22,027	$48,207
Loss from discontinued operations (net of tax benefit)	$—	$(10,370)	$(2,291)	$(43,094)	$(7,003)
Net income (loss)	$74,564	$(3,519)	$34,004	$(21,067)	$41,204

Diluted net income per common share from continuing operations	$0.94	$0.10	$0.55	$0.38	$0.85
Diluted net loss per common share from discontinued operations	$—	$(0.15)	$(0.03)	$(0.75)	$(0.12)
Diluted net income (loss) per common share	$0.94	$(0.05)	$0.52	$(0.37)	$0.73
Weighted average common shares outstanding for diluted net income per share	79,194	71,354	65,920	57,604	57,032

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Financial Position:
Cash, cash equivalents (5)	$102,055	$48,132	$71,734	$120,692	$99,768
Total assets (5)	1,807,954	1,774,224	1,413,900	1,009,796	1,064,172
Short-term borrowings under the term loan of the senior credit facility (5)	—	14,375	3,750	—	—
Long-term borrowings under the revolving portion of the senior credit facility (1), (5)	665,000	481,875	413,125	186,875	321,875
Long-term debt (2), (5)	—	218,240	213,121	205,182	197,672
Retained earnings (4)	220,443	145,879	314,960	280,956	302,023
Stockholders’ equity (3)	839,667	751,443	704,322	666,090	517,775

(1)
For each of the periods presented, we report the borrowings outstanding under the revolving portion of our Senior Credit Facility as long-term debt as well as the 1.625% convertible senior notes due in 2016 ("2016 Convertible Notes") based on our current intent and ability to repay the borrowings outside of the following twelve-month periods. We also report the term loan as long-term debt with the exception of current principal payments due within 12 months, which are classified as short-term. At December 31, 2016, we have a total of $665.0 million outstanding under our Senior Credit Facility and $835.0 million available for future borrowings.

(2)	In 2011, we issued $230.0 million of the 2016 Convertible Notes. The 2016 Convertible Notes were repaid in December 2016 in accordance with their terms.

(3)
In 2015, we sold 7.590 million shares of our common stock at a price of $30.50 per share. The aggregate offering proceeds were $231.5 million. The net proceeds of the offering were $219.7 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses.

In 2013, we sold 8.050 million shares of our common stock at a price of $20.00 per share. The aggregate gross offering proceeds were $161.0 million. The net proceeds of the offering were $152.5 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses.

(4)
In 2016. the Company elected to adopt Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The Company elected to account for forfeitures as they occur. The impact in retained earnings as of December 31, 2015 from this provision was not significant. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $3.8 million for the year ended December 31, 2016.

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
GENERAL
Integra is a world leader in medical technology focused on limiting uncertainty for surgeons so they can concentrate on providing the best care for their patients. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial procedures, small bone and joint reconstruction, the repair and reconstruction of soft tissue, and instruments for use in surgery.

We manufacture and sell our products in two reportable business segments: Specialty Surgical Solutions, and Orthopedics and Tissue Technologies. Our Specialty Surgical Solutions products offer specialty surgical implants and instrumentation for a broad range of specialties. This product category includes products and solutions for dural repair, precision tools and instruments, tissue ablation, and neuro critical care including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies products offer a unique combination of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, alongside small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This product category also includes private-label sales of a broad set of our regenerative medicine technologies.
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
Our objective is to become a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high-quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers so they can concentrate on providing the best care for their patients and by becoming a company recognized by our customers as a leader in specialty surgical applications, regenerative technologies and extremities orthopedics worldwide. Our strategy is built around three pillars - execute, optimize, and accelerate growth. These three pillars support our strategic initiatives to deliver on our commitments through improved planning and communication, optimize our infrastructure, and grow by introducing new products to the market through internal development, geographic expansion, and strategic acquisitions.
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

•
Diversification and Platform Synergies. The selling platforms of Specialty Surgical Solutions, and Orthopedics and Tissue Technologies each contribute a different strength to our core business. Specialty Surgical Solutions provides us with a strong presence in the hospital, with market-leading products and comprehensive solutions for surgical specialties, such as neurosurgery, as well as a strong capacity to generate cash flows. Orthopedics and Tissue Technologies enables us to grow our top line by continuing to introduce new, differentiated products in fast-growing markets, such as small joint replacement and advanced wound care, as well as to increase gross margins. We have unique synergies between these platforms, such as our regenerative technology, instrument sourcing capabilities, and enterprise contract management.

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
Clinical and Product Development Activities
After finalizing our multi-center clinical trial evaluating the safety and effectiveness of the INTEGRA Dermal Regeneration Template for the Treatment of DFU in 2015, we filed this data with the FDA and received PMA approval on January 7, 2016. The Company started commercializing the resulting DFU product, Omnigraft, late in 2016. Additionally, we finalized patient follow-up in a Post Approval Study for our DuraSeal Exact Spine Sealant System, and submitted the study results on-time to the FDA in October 2016. The study showed the continued safety and effectiveness of this approved medical device, and we expect that this study will satisfy the post-approval commitment related to this product. We continue to invest in additional clinical studies to support market access and promotion of existing products, and to pursue new product indications, such as breast reconstruction. From a product development perspective, we are also investing in next generation nerve products, and longer term research programs to evaluate combination products.
ACQUISITIONS
Our strategy includes the acquisition of complementary product lines and companies in order to increase the breadth and reach of our product portfolios. As a result of our recent acquisitions of businesses, assets and product lines, our financial results for the year ended December 31, 2016 may not be directly comparable to those of the corresponding prior-year periods. See Note 4, Acquisitions and Pro Forma Results to our consolidated financial statements for a further discussion.
From January 2014 through December 2016, we acquired the following businesses, assets and product lines:
In December 2015, we acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for $14.1 million in cash, after minimal amount of working capital and purchase adjustment, which was recorded as an adjustment to assumed liabilities. Tekmed was a distributor of our products in Italy and has a specialty focus on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables us to support Specialty Surgical Solutions growth in Italy along with other key Integra franchises.
In October 2015, we acquired the United States rights to Tornier's Salto Talaris and Salto Talaris XT ankle replacement products and Tornier's FuturaTM silastic toe replacement products for $6.0 million in cash. The acquired toe and ankle products ("Salto and Futura") enhances our lower extremities product offering and accelerates our entry into the U.S. total ankle replacement market. Under the agreement, Integra acquired the U.S. rights to the Salto Talaris Total Ankle Prosthesis, Salto Talaris XT Revision Total Ankle Prosthesis, Futura Primus Flexible Great Toe system, Futura Classic Flexible Great Toe system, and Futura Lesser Metatarsal Phalangeal system. The agreement also includes an option to purchase, in the future, the rights to the Salto Talaris, Salto Talaris XT, Salto Mobile, and Futura silastic toe replacement products outside the United States.
In July 2015, we executed the two merger agreements (collectively, the "Agreements") under which we acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med") for an aggregate purchase price of approximately $312.2 million ($210.9 million for TEI Bio and $101.3 million for TEI Med) including a working capital adjustment of $0.2 million ($0.5 million for TEI Bio offset by $0.7 million cash received for TEI Med), which was recorded as a reduction from goodwill. The purchase price consists of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash. TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
In December 2014, we acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consisted of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales of acquired products. Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market. During the fourth quarter of 2015, we adjusted the fair value of the contingent consideration to zero as we no longer believe the achievement of the sales targets is probable. The contingency period lapsed in 2016 and no payments were made.
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
FACILITY OPTIMIZATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, implement a common ERP system, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. Over the past five years, we have reduced the number of manufacturing and distribution facilities that we operate by ten and have largely completed plans to consolidate operational activities into existing sites with greater utilization and efficiency as a result. We expect the benefits of these efforts will contribute to our financial results in 2017 and beyond.
While we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain.
RESULTS OF OPERATIONS
Executive Summary

Our net income from continuing operations in 2016 was $74.6 million, or $0.94 per diluted share, as compared to $6.9 million, or $0.10 per diluted share in 2015 and $36.3 million, or $0.55 per diluted share in 2014.
Revenues from 2014 to 2016 increased $195.4 million, generating $149.2 million of additional gross margin over that time period resulting primarily from the businesses that we acquired and strong organic growth. Costs and expenses increased sequentially as new employees, especially in selling general and administrative functions, joined the Company, and from the higher operating expenses associated with the businesses we acquired.
Changes in income before taxes resulted from the operating items described above and changes in interest expense, which increased in 2015 and 2016 resulting from higher borrowings under our Senior Credit Facility. Additionally, we saw Other income decrease in 2016, primarily as a result of lower income associated with the transition services agreement entered into with SeaSpine in conjunction with the July 2015 spin-off.
Income tax expense decreased in 2016 primarily driven by a $37.2 million of expense recorded in 2015 relating to a non-cash tax valuation allowance from the spin-off of the spine business.

Special Charges
Income before taxes includes the following special charges:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Global ERP implementation charges	$15,585	$16,375	$23,063
Structural optimization charges	7,794	16,752	13,716
Certain employee termination charges	1,446	2,642	9,094
Discontinued product lines charges	—	—	692
Acquisition-related charges	18,898	15,703	9,182
Spine spin-off charges	—	3,801	—
Manufacturing facility remediation costs	—	—	1,416
Impairment charges	—	—	790
Convertible debt non-cash interest (1)	8,075	7,871	7,140
Total	$51,798	$63,144	$65,093

(1)
The amounts have been reduced by $0.3 million, $0.6 million, and $0.8 million in 2016, 2015, and 2014, respectively, representing the non-cash interest that was capitalized as a component of the historical cost of assets constructed for the Company's own use. See Note 2, Summary of Significant Accounting Policies of our consolidated financial statements for more information.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of goods sold	$18,869	$17,421	$17,094
Research and development	200	580	500
Selling, general and administrative	24,654	38,761	40,359
Interest expense	8,075	7,871	7,140
Other income	—	(1,489)	—
Total	$51,798	$63,144	$65,093

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during 2016. We expect the additional capital and integration expenses associated with our ERP system to decrease in 2017 as the project is substantially complete.
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

Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2016	2015	2014
Segment Net Sales	(In thousands)
Specialty Surgical Solutions	$632,524	$586,918	$554,872
Orthopedics and Tissue Technologies	359,551	295,816	241,845
Total revenues	992,075	882,734	796,717
Cost of goods sold	349,089	326,542	302,946
Gross margin on total revenues	$642,986	$556,192	$493,771
Gross margin as a percentage of total revenues	64.8%	63.0%	62.0%
Revenues
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015.
For the year ended December 31, 2016, total revenues increased by $109.3 million or 12%, to $992.1 million from $882.7 million during the prior year. Domestic revenues increased $84.8 million, or 12%, to $765.6 million and were 77% of total revenues for the year ended December 31, 2016. International revenues increased to $226.5 million compared to $201.9 million during 2015. Foreign exchange fluctuations had a negative impact of $2.7 million on revenues for the year.
Specialty Surgical Solutions revenues were $632.5 million, an increase of 8% from the prior year. The increase resulted from growth across all franchises, with the majority of the increases in our dural repair, domestic precision tools and instruments and international tissue ablation franchises.
Orthopedics and Tissue Technologies revenues were $359.6 million, an increase of 22% from the prior year. The increase largely resulted from the impact of the 2015 acquisitions of TEI and Salto and Futura, which added $37.5 million incremental revenue in the period due to the inclusion of a full year's activity. We also saw increases in our regenerative products, upper extremities and private label portfolios driven by strong demand for our skin and new relationships with existing private label customers.
With our global reach, we generate revenues in multiple foreign currencies, including Euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currencies denominated revenues.
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014.
For the year ended December 31, 2015, total revenues increased by $86.0 million or 11% to $882.7 million from $796.7 million during 2014. Domestic revenues increased 14% to $680.8 million and were 77% of total revenues for the year ended December 31, 2015. International revenues were relatively flat at $201.9 million as compared to 2014. Foreign exchange fluctuations had a negative impact of $22.2 million on revenues for the year.
Specialty Surgical Solutions revenues were $586.9 million, an increase of 6% from the prior year. The increase resulted in part from the impact of the MicroFrance acquisition, which added $24.8 million in the period. Increases in our dural repair and precision tools and instruments franchises contributed to the majority of the rest of the growth, partially offset by declines in both neuro critical care and tissue ablation product lines, both of which had benefited from strong sales of capital equipment in the prior year.
Orthopedics and Tissue Technologies revenues were $295.8 million, an increase of 22% from prior year. The increase largely resulted from the impact of the acquisitions of TEI, Metasurg, and Salto and Futura, which combined to add $38.5 million in the period. We also saw increases in our regenerative products, upper extremities and private label portfolios driven by strong demand for our skin and shoulder lines.
With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we experience currency exchange risk with respect to those foreign currencies denominated revenues.

Gross Margin
Gross margin as a percentage of revenues was 64.8% in 2016, 63.0% in 2015, and 62.0% in 2014. Cost of product revenues in 2016, 2015, and 2014 included $13.9 million, $10.0 million, and $1.1 million, respectively, in fair value inventory purchase accounting adjustments recorded in connection with acquisitions, and $27.6 million, $22.3 million, and $15.9 million, respectively, of amortization for technology-based intangible assets inclusive of impairments.
The increase in gross margin percentage from 2015 to 2016 resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products, higher private label royalties, the leveraging of our existing manufacturing infrastructure, and the addition of higher margin products from the TEI acquisition.
The increase in gross margin percentage from 2014 to 2015 resulted primarily from an increase in sales of higher margin products such as DuraSeal, DuraGen, skin and wound products.
We expect our consolidated gross margin percentage for the full year 2017 to be approximately 65% to 66%. We expect the increase in gross margin as the result of lower impact of inventory purchase accounting adjustments in connections with acquisitions, and continued favorable product mix.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2016	2015	2014
Research and development	5.9%	5.8%	5.5%
Selling, general and administrative	45.9%	47.1%	47.1%
Intangible asset amortization	1.4%	1.1%	0.9%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, intangible asset amortization expense, and goodwill impairment charge, increased $51.0 million or 11% to $527.6 million in 2016, compared to $476.6 million in the same period in the prior year.
RESEARCH AND DEVELOPMENT. Research and development totaled $58.2 million in 2016, compared to $50.9 million in 2015 and $43.6 million in 2014. Similar to the prior year, the increase in research and development costs from 2015 to 2016 primarily resulted from additional spending on new product development and clinical studies on currently marketed products and the acquisition of TEI. The increase in research and development from 2014 to 2015 primarily resulted from additional spending on new product development and clinical studies as well as the acquisition of TEI.
We are continuing to invest in clinical work and product development, and expect an increase in our research and development expenses in 2017 to be approximately 6.0% of total revenues.
SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the year ended December 31, 2016 increased by $39.9 million or 9.6% to $455.6 million compared to $415.8 million in the same period in the prior year. Selling and marketing expenses increased by $54.4 million, primarily resulting from the full-year impact of the TEI acquisition, higher headcount in our sales force compared to the prior year, and commission costs, which were higher as a result of increases in revenue. General and administrative costs decreased by $14.5 million, primarily due to the suspension of the Medical Device Excise Tax and reduction in transaction-related costs both to effect the spin-off of our Spine business, and to close the TEI and Salto, acquisitions more than offsetting higher incentive compensation costs due to improved business performance.
Selling, general and administrative expenses for the year ended December 31, 2015 increased by $40.2 million or 10.7% to $415.8 million compared to $375.5 million in 2014. Selling and marketing expenses increased by $32.7 million, primarily resulting from the impact of the TEI acquisition, higher headcount in our sales force compared to last year, and commission costs, which were higher as a result of increases in revenue. General and administrative costs increased $7.5 million, primarily due to facility optimization activities and higher transaction related costs both to effect the spin-off of our Spine business and to close the TEI and Salto acquisitions. In addition, we experienced higher incentive compensation costs due to improved business performance.
For 2017, we expect our reported selling, general, and administrative expenses to be approximately 51% to 52% of revenue in 2017.
INTANGIBLE ASSET AMORTIZATION.
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2016 was $13.9 million compared to $10.0 million in 2015. The increase primarily resulted from a full year of amortization on the intangible assets added as part of our TEI, Salto, and Tekmed acquisitions in 2015.

In 2015, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2015 was $10.0 million compared to $6.8 million in 2014. The increase primarily resulted from a full year of amortization on the intangible assets added as part of our MicroFrance and Metasurg acquisitions in 2014 as well as partial year amortization of the intangible assets added as part of TEI, Salto, and Tekmed acquisitions in 2015.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development ("IPR&D")) to be approximately $40.7 million in 2017, $40.3 million in 2018, $40.2 million in 2019, $40.1 million in 2020 and $39.1 million in 2021.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest income	$24	$30	$168
Interest expense	(25,803)	(23,534)	(21,967)
Other income (expense)	845	4,588	(492)
Total non-operating income and expense	$(24,934)	$(18,916)	$(22,291)

Interest Income and Interest Expense
Interest income on our invested cash was minimal in 2016 and 2015 and $0.2 million in 2014.
Interest expense was $25.8 million, $23.5 million and $22.0 million in 2016, 2015 and 2014, respectively. Interest expense increased in 2016 as compared to 2015 and 2014 primarily because of increased borrowings on our Senior Credit facility compared to prior years. In December 2016, we expensed $0.5 million of previously capitalized deferred financing costs in connection with the refinancing of our Senior Credit Facility.
Our reported interest expense for the years ended December 31, 2016, 2015 and 2014 includes non-cash interest related to the accounting for convertible securities of $8.1 million, $7.9 million and $7.1 million, respectively. The expense was associated primarily with the principal amount of the outstanding 2016 Convertible Notes, and interest and fees related to our Senior Credit Facility. In 2016, 2015, and 2014, we capitalized a total of $0.4 million, $0.8 million and $1.2 million of non-cash interest, respectively, and included it in the historical cost of assets constructed for the Company's own use.
Our reported interest expense for the years ended December 31, 2016, 2015 and 2014 included $2.5 million, $2.3 million and $2.6 million, respectively, of non-cash amortization of debt issuance costs.
Other Income (Expense)
Other income of $0.8 million in 2016 was primarily attributable to the impact of transactional foreign exchange gains and losses and income from the transition services agreement entered into with SeaSpine.
In 2015, Other income of $4.6 million was primarily attributable to the transition services agreement entered into with SeaSpine in conjunction with the spin-off and the $1.1 million bargain purchase gain recorded in connection with the Salto acquisition. Other expenses of $0.5 million in 2014 were attributable to foreign exchange losses.
Income Taxes
Our effective income tax rate was 17.5%, 88.7% and 20.3% of income before income taxes in 2016, 2015 and 2014, respectively. See Note 11, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate.
In 2016, our lower worldwide effective tax rate was primarily attributable to an excess tax benefit of $3.8 million as a result of early adoption of the new share-based compensation accounting guidance (ASU 2016-09), a favorable jurisdictional income mix, significantly lower non-deductible acquisition costs versus the prior year, and a benefit of $0.5 million for a Federal research credit study.
In 2015, our worldwide effective tax rate increase was primarily attributable to the Company's recognizing income tax expense of $37.2 million relating to a tax valuation allowance recorded in continuing operations as a result of the spin-off of the spine business. The Company determined that upon spin-off, the deferred tax assets of the spine business would be unrealizable. The increase was also due to shift in the jurisdictional mix of earnings in the current year.
Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and other, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate the range of our worldwide effective income tax rate for 2017 to be approximately 20% to 22%.
We recorded a cumulative valuation allowance of $3.6 million against the remaining $79.2 million of gross deferred tax assets recorded at December 31, 2016. Our deferred tax asset valuation allowance decreased by $1.3 million in 2016 and $1.9 million in 2015. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. If we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.
At December 31, 2016, we had net operating loss carryforwards of $28.5 million for federal income tax purposes, $24.2 million for foreign income tax purposes and $14.0 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $2.5 million of the foreign net operating loss carryforwards expire through 2025 with the remaining $21.7 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2036.

As of December 31, 2016, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $301.3 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $42.5 million at December 31, 2016. Events that could trigger a need to repatriate foreign cash to the U.S. and generate a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$765,608	$680,824	$596,303
Europe	120,588	103,057	99,207
Rest of World	105,879	98,853	101,207
Total Revenues	$992,075	$882,734	$796,717
In 2016, sales to our U.S. customers increased 12% from the prior year. We saw increases in our lower extremities, regenerative technologies, precision tools and instruments, private label and dural repair businesses, which benefited from organic growth as well as the full year contribution of the TEI and Salto Talaris acquisitions. These gains were offset by decreases in upper extremities hardware and neuro critical care. European sales increased 17% in 2016 compared to the prior year, resulting primarily from increases in sales in our neurosurgery portfolio, led by tissue ablation, as well as revenue related to our TEI and Tekmed acquisitions. Increases in revenue were offset by foreign exchange losses due to the declining value of the euro against the U.S. dollar. Sales to customers in the Rest of the World region increased approximately 7% for the year ended December 31, 2016, primarily driven by neurosurgery sales, led by tissue ablation.
In 2015, sales to our U.S. customers increased 14.2% from the prior year. We saw increases in our reconstructive, precision tools and instruments, and dural repair businesses, which benefited from organic growth as well as the TEI and MicroFrance acquisitions. These gains were offset by decreases in tissue ablation and neuro critical care. European sales increased approximately 3.9% in 2015 compared to the prior year, resulting primarily from increases in sales in our neurosurgery portfolio, led by dural repair and tissue ablation, as well as revenue related to our MicroFrance acquisition. Increases in revenue were offset by foreign exchange losses due to the declining value of the euro against the U.S. dollar. Sales to customers in the Rest of the World region decreased approximately 2.3% for the year ended December 31, 2015, primarily driven by weaker neurosurgery sales of dural repair and tissue ablation products.

With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Australian dollars, Mexican pesos, Brazilian reais and Chinese yuan. Accordingly, we will experience currencies exchange risk with respect to those foreign currency denominated revenues and operating expenses. The Company generated revenues denominated in foreign currencies of $163.3 million, $144.5 million and $151.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $102.1 million and $48.1 million at December 31, 2016 and 2015, respectively.
We determined that our existing cash, future cash to be generated from operations, and our remaining $835.0 million of borrowing capacity under our senior secured revolving credit facility at December 31, 2016, if needed, will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months after the date the financial statements are issued or are available to be issued.
In 2017, we anticipate that our principal uses of cash will include between $50.0 million and $55.0 million on capital expenditures primarily for support and maintenance in our existing plants for facility automation and additions to our instrument kits used in sales of orthopedic products.
At December 31, 2016, our non-U.S. subsidiaries held approximately $84.6 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Year Ended December 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$116,405	$117,063
Net cash used in investing activities	(42,622)	(364,950)
Net cash (used in) provided by financing activities	(15,116)	248,142
Effect of exchange rate fluctuations on cash	(4,744)	(4,848)
Net increase (decrease) in cash and cash equivalents	$53,923	$(4,593)

Cash Flows Provided by Operating Activities
We generated operating cash flows of $116.4 million, $117.1 million and $62.9 million for years ended December 31, 2016, 2015 and 2014, respectively.
Operating cash flows in 2016 decreased compared to the same period in 2015. Net income increased compared to 2015 due to an increase in income from continuing operations before income taxes and because of the impact of the tax valuation allowance recorded in 2015 in conjunction with the SeaSpine spin-off, which was a non-cash adjustment. In 2016, we also made payments of accreted interest of $42.8 million compared to $0.4 million paid in 2015, which are included in operating activities. Net income for the year adjusted for items included in net income which did not result in a change to our cash balance amounted to cash inflows of $170.4 million compared to $127.8 million in 2015. Changes in working capital in 2016 decreased cash flows by approximately $11.3 million. Among the changes in working capital, accounts receivable used $17.5 million of cash, inventory used $9.6 million of cash, prepaid expenses and other current assets provided $14.9 million of cash, and accounts payable, accrued expenses and other current liabilities used $0.4 million of cash.
Operating cash flows in 2015 increased compared to the same period in 2014. Net income decreased compared to 2014 primarily because of the impact of the tax valuation allowance recorded in conjunction with the SeaSpine spin-off, which was a non-cash adjustment. Net income for the year adjusted for items included in net income which did not result in a change to our cash balance amounted to cash inflows of $127.8 million, compared to $101.0 million in 2014. Changes in working capital in 2015 decreased cash flows by approximately $11.9 million. Among the changes in working capital, accounts receivable used $16.2 million of cash, inventory used $3.8 million of cash, prepaid expenses and other current assets used $0.2 million of cash, and accounts payable, accrued expenses and other current liabilities provided $8.2 million of cash.
Operating cash flows for 2014 benefited from an increase in net income of $14.3 million compared to 2013. Net income for the year adjusted for items included in net income which did not result in a change to our cash balance amounted to cash inflows of $101.0 million compared to $72.6 million in 2013. Changes in working capital decreased cash flows by approximately $22.8 million. Among the changes in working capital, accounts receivable used $17.1 million of cash, inventory used $24.1 million of cash, prepaid expenses and other current assets provided $16.5 million of cash, and accounts payable, accrued expenses and other current liabilities provided $0.8 million of cash.
Cash Flows Used in Investing Activities
During the year ended December 31, 2016, we paid $47.3 million in cash for capital expenditures, most of which was directed to the expansion of our collagen manufacturing center, new instruments for several product launches, facility improvements and ERP implementation. We also released $4.1 million from a restricted cash account that supported our European cash pool activities.
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
Cash Flows Provided by Financing Activities
Our principal sources of cash from financing activities in the year ended December 31, 2016 were $500.0 million under the term loan component of our Senior Credit Facility in accordance with December 2016 amendment, $180.0 million of borrowings under revolver component of our Senior Credit Facility, $184.3 million repayment of the 2016 Convertible Notes, and $10.5 million in proceeds from stock option exercises, net of cash paid to cover employee taxes, offset by $511.3 million in repayments under our Senior Credit Facility, $4.9 million cash taxes paid in net equity settlements and $4.5 million in debt issuance costs related to our Amended and Restated Senior Credit Facility entered into in December 2016.
Our principal sources of cash from financing activities in the year ended December 31, 2015 were from $219.7 million of net proceeds from the issuance of 7.590 million shares of common stock in the third quarter, $545.0 million of borrowings under our Senior Credit Facility, and $7.3 million in proceeds from stock option exercises, net of cash paid to cover employee taxes, offset by $465.6 million in repayments under our Senior Credit Facility, $47.0 million distribution to SeaSpine, $2.5 million repayment of 2016 Convertible Notes and $6.6 million cash taxes paid in net equity settlement.
Our principal sources of cash from financing activities in the year ended December 31, 2014 were from $425.0 million of borrowings under our Senior Credit Facility primarily to fund the Confluent Surgical acquisition, borrowing $150.0 million under the term loan portion of our Senior Credit Facility in connection with the July 2014 refinancing, and $15.2 million in proceeds from stock option exercises, net of cash paid to cover employee taxes, offset by $195.0 million of repayments under our Senior Credit Facility and $3.2 million in debt issuance costs related to our Amended and Restated Senior Credit Facility entered into in July 2014.
Working Capital
At December 31, 2016 and December 31, 2015, working capital was $371.6 million and $299.4 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.

Upcoming Debt Maturities

No debt matures in 2017.

Amended and Restated Senior Credit Agreement
On December 7, 2016, the Company entered into the fourth amended and restated Senior Credit Facility (the "Fourth Amendment and Restatement") with a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Wells Fargo Bank, N.A., as Syndication Agent, and Citizens Bank, N.A., DNB Capital LLC, HSBC Bank PLC, HSBC Bank USA, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, N.A., Royal Bank of Canada, Suntrust Bank, TD Bank, N.A., JPMogran Chase Bank, N.A., Mizuho Bank, Ltd. and Bank of Nova Scotia, as Co-Documentation Agents. The Fourth Amendment and Restatement creates an aggregate principal amount of up to $1.5 billion available to the Company. Below are the significant amendments:

i.
increased the revolving credit component from $750.0 million to $1.0 billion which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans,

ii.	and increased the term loan component from $350.0 million to $500.0 million;

ii.	changed the maximum net leverage ratio in financial covenants;

iii.	amended the formula for the Company to incur incremental loans in the future;

iv.	revised the repayment schedule of the term loan component; and

v.	Extended the maturity from July 2, 2019 to December 7, 2021.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2016 the Company was in compliance with all such covenants. The Company capitalized $4.5 million and $1.4 million of incremental financing costs in 2016 and 2015, respectively, in connection with the modifications of the Senior Credit Facility and expensed $0.5 million in 2016 of previously capitalized financing costs related to the modification. No previously capitalized financing costs were expensed in 2015 related to the modification.
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, acquisitions, debt repayments and other general corporate purposes. At December 31, 2016 and 2015, there was $165.0 million and $150.0 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 2.2% and 1.9%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside the next twelve-month period. At December 31, 2016 and 2015 there was $500.0 million and $346.2 million, respectively, outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 2.2% and 1.8%, respectively. Contractual repayments of the term loan under the Fourth Amendment and Restatement will begin in March 2018. We classify as short-term those repayments that are due within twelve months.
At December 31, 2016, there was approximately $835.0 million available for borrowing under the Senior Credit Facility.
Letters of credit outstanding as of December 31, 2016 totaled $0.5 million and none as of December 31, 2015. There were no amounts drawn as of December 31, 2016.

Convertible Debt and Related Hedging Activities
On December 15, 2016, the Company settled the 1.625% Convertible Senior Notes due in 2016 ("2016 Convertible Notes") by paying the principal amount of $227.1 million and issued 2.9 million shares of common stock with fair value of $122.0 million related to excess conversion value. No gain or loss on extinguishment was recognized as a result of the conversion. The Company also received 2.9 million shares of common stock from the exercise of call option with hedge participants. The shares of common stock received from exercise of the call option with hedge participants are held as treasury stock as of December 31, 2016 at weighted average price of $41.78 per share for a total of $123.1 million.
The 2016 Convertible Notes were issued on June 15, 2011 with the aggregate principal of $230.0 million and maturity date of December 15, 2016. The 2016 Convertible Notes bore interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. The 2016 Convertible Notes were senior, unsecured obligations and were convertible into cash and, if applicable, shares of its common stock based on a conversion rate defined within the note agreement.
At December 31, 2015, the carrying amount of the liability component was $218.7 million, the remaining unamortized discount was $8.4 million and the principal amount outstanding was $227.1 million.
In connection with the issuance of the 2016 Convertible Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2016 Convertible Notes (the “hedge participants”). The cost of the call transactions to us was approximately $42.9 million for the 2016 Convertible Notes. We received approximately $28.5 million of proceeds from the warrant transactions for 2016 Convertible Notes. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions was approximately $28.72, subject to anti-dilution adjustments substantially similar to those in the 2016 Convertible Notes. The initial strike price of the warrant transactions was approximately $35.03 for the 2016 Convertible Notes, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similarly to the 2016 Convertible Notes as a result of the spin-off to $26.42 per share and $32.22 per share, respectively. The warrants will expire on a series of expiration dates from March 2017 to August 2017.
Share Repurchase Plan
On October 25, 2016, our Board of Directors terminated the previous share repurchase plan dated October 28, 2014, of up to $75.0 million of outstanding common stock set to expire at the end of 2016 and authorized a new repurchase of up to $150.0 million of outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.
There have been no shares of common stock repurchased by the Company under any of these authorizations in the year ended December 31, 2016 or 2015.
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
Contractual Obligations and Commitments
As of December 31, 2016, we were obligated to pay the following amounts under the following agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Senior Credit Facility(1) - Revolver	$165.0	$—	$—	$165.0	$—
Senior Credit Facility - Term Loan	500.0	—	50.0	450.0	—
Interest(2)	46.5	10.8	20.3	15.4	—
Employment Agreements(3)	0.8	0.8	—	—	—
Operating Leases	59.9	9.8	15.1	8.3	26.7
Purchase Obligations	7.0	4.3	2.7	—	—
Other	1.2	0.8	0.2	0.1	0.1
Total	$780.4	$26.5	$88.3	$638.8	$26.8

(1)
The Company may borrow and make payments against the credit facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside the next twelve-month period.

(2)	As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(3)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $0.8 million. The Company has excluded its contingent consideration obligation, supply agreement liability and above market supply agreement liability related to prior acquisitions from the contractual obligations table above; these liabilities had a total fair value of $24.9 million at December 31, 2016. The liabilities for uncertain tax benefits, contingent consideration, supply agreement liability and above market supply agreement liability have been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits or contingent consideration may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the year ended December 31, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
In the first quarter of 2015, we revised our reportable segments in connection with the realignment of our portfolio. The change in reportable segments resulted in three reportable segments with four underlying reporting units: Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, Spine, and Orthopedics and Tissue Technologies. Refer to Note 15 - Segment and Geographic Information for more information on the change in reportable segments. On July 1, 2015, the Company completed the separation of its spine business, which also represented a reporting unit. See Note 3 - Discontinued Operations for additional information. Following the separation, the Company has three remaining underlying reporting units.

We estimated the fair value of the remaining three reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value our reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

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
In addition to the goodwill impairment testing performed in conjunction with the change in reportable segments, we performed our annual goodwill impairment test as of July 31, 2016. In reviewing goodwill for impairment, we have the option - for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to step one of the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.
We elected to perform a qualitative analysis for our three reporting units as of July 31, 2016. We determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of any identified reporting unit is than their carrying value; therefore, it was not necessary to proceed to perform the 2-Step goodwill impairment test.
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
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize a discounted cash flow model to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2016, the Company had outstanding interest rate swaps, designated as cash flow hedges, with three different financial institutions with a total notional amount of $150.0 million and the total fair value was an asset of $1.9 million.

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
Recently Issued and Adopted Accounting Standards
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will become effective for all annual and interim reporting periods beginning after December 15, 2017. Early adoption as of January 1, 2017 is permitted. The Company will adopt this standard on January 1, 2018. We expect to apply full retrospective method of adoption. The Company has developed a project plan to assess the potential impact of the standard and has evaluated a sampling of significant contracts. The Company has not yet reached a conclusion as to how the adoption of the standard will impact the Company's financial position, results of operations and cash flows.
In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on prospective basis. The implementation of the amended guidance did not have a material impact on the Company's consolidated financial position or results of operations.
In August 2014, the FASB issued Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods ending after December 15, 2016. The Company adopted the new guidance for the year ended December 31, 2016. The Company performed the evaluation required by the standard and did not identify any conditions or events that raise a substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these financial statements.
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
In August 2015, the FASB issued Update No. 2015-15, Interest - Imputation of Interest. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff indicated that it would not object to an entity's deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on retrospective basis. The implementation of the amended guidance did not have a material impact on the consolidated financial position or results of operations.
In September 2015, the FASB issued Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update also requires an entity to present separately in the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The new standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company adopted this guidance effective January 1, 2016. The implementation of the amended guidance did not have a material impact on the consolidated results of operations or disclosures in the financial statements.
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
In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment. Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies, to the extent of previous windfalls, in equity when an award is settled. A tax benefit currently only is recognized when it is realized. Excess tax benefits at settlements were reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax effects of share-based payment settlements are to be presented as cash inflows from operating activities with a transition method of either a prospective or retrospective transition method. The amendment also removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied for this provision of amendment. ASU 2016-09 allows the Company to elect to account for forfeitures either based on an estimate of the number of awards for which the requisite service period is not expected to be rendered with a true-up for actual forfeitures or to account for forfeitures as they occur. The amendment also requires cash outflows attributable to tax withholdings on the net settlement of equity-classified awards to be classified in financing cash flows, with any changes to be applied retrospectively. ASU 2016-09 is effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted.

The Company elected to early adopt ASU 2016-09 during 2016, which requires any adjustments to be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The Company elected to account for forfeitures as they occur. The impact in retained earnings as of December 31, 2015 from this provision was not significant. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $3.8 million for the years ended December 31, 2016. Amendments related to the condensed consolidated statement of cash flows have been adopted retrospectively. As a result of this adoption, net cash provided by operating activities increased by 8.8, $10.4 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by financing activities decreased by $8.8 million, $10.4 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In October 2016, the FASB issued Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating impact of this standard on its financial statements.
In January 2017, the FASB issued Update 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating impact of this standard on its financial statements.
In January 2017, the FASB issued Update No. 2017-01, Business Combinations. The standard provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a “set”) does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business. If the screen is not met, the guidance requires a set of assets and activities to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating impact of this standard on its financial statements.

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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, Japanese yen, Mexican pesos, Brazilian reais, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. At December 31, 2016 and 2015, the Company had no foreign currency forward contracts outstanding.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2016 would increase interest income by approximately $1.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 2 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. On June 22, 2016, we entered into two $50.0 million interest rate swaps with separate financial institution, each with and effective date of December 31, 2016 and expires on June 30, 2019. At December 31, 2016, these two interest rate swaps had a total notional amount of $100.0 million outstanding and the fair value was an asset of $1.2 million.
On July 12, 2016, the Company entered into an additional $50.0 million interest rate swap derivative instruments with a separate financial institution with an effective date of December 31, 2016 to manage its earnings and cash flow exposure to changes in interest rates covering a portion of its floating-rate debt. This interest rate swap was also designated as a cash flow hedge and expires on June 30, 2019. At December 31, 2016, this interest rate swap had a total notional amount of $50.0 million outstanding and the fair value was an asset of $0.7 million.
We had an interest rate swap fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap expired in August 2015. The interest rate swap was used to manage the Company's earnings and cash flow exposure to changes in interest rates by converting a portion of its floating-rate debt into fixed-rate debt. We recognized $0.9 million of additional interest expense related to this derivative during the year-ended December 31, 2015.

Based on our outstanding borrowings at December 31, 2016, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $5.2 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 24, 2017, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

2.2
Stock and Asset Purchase Agreement by and among Medtronic, Inc., Medtronic Xomed Instrumentation, SAS, and Integra LifeSciences Corporation, dated as of September 12, 2014 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2014)

2.3
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015)

2.4
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.5
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S2, Inc., TEI Medical Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.6
Agreement and Plan of Merger by and among Integra LifeSciences Holdings Corporation, Integra Derma, Inc., and Derma Sciences, Inc. dated as of January 10, 2017 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 11, 2017)

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.1(d)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated December 21, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016)

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
Second Amendment, dated August 28, 2015, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015)

4.3(m)
Fourth Amended and Restated Credit Agreement, dated as of December 7, 2016, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Securities, LLC, Citizens Bank, N.A., DNB Capital LLC, HSBC Bank PLC, HSBC Bank USA. N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., PNC Bank, N.A., Royal Bank of Canada, SunTrust Bank, TD Bank, N.A., JPMorgan and Chase Bank, N.A., Mizuho Bank, LTD., and Bank of Nova Scotia, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016)

4.4
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

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

10.32	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.33	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.34(a)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)*

10.34(b)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2016)*

10.34(c)	Form of Performance Stock Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on February 29, 2016)*

10.35	Performance Incentive Compensation Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

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

10.44(a)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014)*

10.44(b)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2015)*

10.44(c)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016)*

10.45(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.45(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.45(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.45(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.45(e)	Compensation of Non-Employee Directors of the Company effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2014)*

10.45(f)	Compensation of Non-Employee Directors of the Company effective May 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2015)*

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

10.46(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.47(a)	Coleman Promotion Summary, effective December 1, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2016)*

10.47(b)	Davis Promotion Summary, effective December 1, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2016)*

10.48	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.49	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.50
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.51
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

10.55
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

10.70
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.71
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.72(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.72(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.72(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

10.73	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)*

12.1
Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended 2015, 2014, 2013, 2012 and 2011, and the Nine Months Ended September 30, 2016 (Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 ASR filed November 4, 2016)

18.1
Preferability letter of Independent Public Accounting Firm dated May 1, 2014 (Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

18.2
Preferability Letter of Independent Public Accounting Firm dated July 31, 2012 (Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

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

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J. Arduini	President and Chief Executive Officer,	February 23, 2017
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ Glenn G. Coleman	Corporate Vice President and	February 23, 2017
Glenn G. Coleman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 23, 2017
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 23, 2017
Keith Bradley, Ph.D.

/s/ Richard E. Caruso, Ph.D.	Director	February 23, 2017
Richard E. Caruso, Ph.D.

/s/ Barbara B. Hill	Director	February 23, 2017
Barbara B. Hill

/s/ Lloyd W. Howell, Jr.	Director	February 23, 2017
Lloyd W. Howell, Jr.

/s/ Donald E. Morel, Jr., Ph.D.	Director	February 23, 2017
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 23, 2017
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 23, 2017
Christian S. Schade

/s/ James M. Sullivan	Director	February 23, 2017
James M. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Company’s 2016 Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for employee share-based payments in 2016 due to the early adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 23, 2017

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Total revenue, net	$992,075	$882,734	$796,717
Costs and Expenses:
Cost of goods sold	349,089	326,542	302,946
Research and development	58,155	50,895	43,559
Selling, general and administrative	455,629	415,757	375,545
Intangible asset amortization	13,862	9,953	6,810
Total costs and expenses	876,735	803,147	728,860
Operating income	115,340	79,587	67,857
Interest income	24	30	168
Interest expense	(25,803)	(23,534)	(21,967)
Other income (expense), net	845	4,588	(492)
Income from continuing operations before income taxes	90,406	60,671	45,566
Provision for income taxes	15,842	53,820	9,271
Net income from continuing operations	$74,564	$6,851	$36,295
Loss from discontinued operations (net of tax benefit)	$—	$(10,370)	$(2,291)
Net income (loss)	$74,564	$(3,519)	$34,004

Net income (loss) per share - basic:
Income from continuing operations	$1.00	$0.10	$0.56
Loss from discontinued operations	$—	$(0.15)	$(0.04)
Net income (loss) per share - basic	$1.00	$(0.05)	$0.52

Net income (loss) per share - diluted:
Income from continuing operations	$0.94	$0.10	$0.55
Loss from discontinued operations	$—	$(0.15)	$(0.03)
Net income (loss) per share - diluted	$0.94	$(0.05)	$0.52

Weighted average common shares outstanding (See Note 12):
Basic	74,386	68,990	64,864
Diluted	79,194	71,354	65,920

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss)	$74,564	$(3,519)	$34,004
Other comprehensive income (loss), before tax:
Change in foreign currency translation adjustments	(10,278)	(25,841)	(26,674)

Unrealized gain (loss) on derivatives
Unrealized derivative gain (loss) arising during period	1,871	(25)	(206)
Less: Reclassification adjustments for losses included in net loss	—	(923)	(1,747)
Unrealized gain on derivatives	1,871	898	1,541

Defined benefit pension plan - net (loss) gain arising during period	(45)	904	1,672

Total other comprehensive loss, before tax	(8,452)	(24,039)	(23,461)
Income tax expense related to items in other comprehensive loss	(800)	(375)	(954)
Total other comprehensive loss, net of tax	(9,252)	(24,414)	(24,415)

Comprehensive income (loss), net of tax	$65,312	$(27,933)	$9,589

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$102,055	$48,132
Restricted cash and cash equivalents	—	4,073
Trade accounts receivable, net of allowances of $6,319 and $5,572	148,186	132,241
Inventories, net	217,263	211,429
Prepaid expenses and other current assets	27,666	42,620
Total current assets	495,170	438,495
Property, plant and equipment, net	222,369	205,181
Intangible assets, net	561,175	603,740
Goodwill	510,571	512,389
Deferred tax assets	6,935	6,932
Other assets	11,734	7,487
Total assets	$1,807,954	$1,774,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$—	$14,375
Accounts payable, trade	29,057	34,772
Deferred revenue	6,812	5,666
Accrued compensation	52,762	45,154
Accrued expenses and other current liabilities	34,970	39,160
Total current liabilities	123,601	139,127
Long-term borrowings under senior credit facility	665,000	481,875
Long-term convertible securities	—	218,240
Deferred tax liabilities	148,941	154,891
Other liabilities	30,745	28,648
Total liabilities	968,287	1,022,781
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 77,666 and 91,714 issued at December 31, 2016 and 2015, respectively	777	917
Additional paid-in capital	798,652	1,019,670
Treasury stock, at cost; 2,946 and 17,830 shares at December 31, 2016 and 2015, respectively	(123,051)	(367,121)
Accumulated other comprehensive loss	(57,154)	(47,902)
Retained earnings	220,443	145,879
Total stockholders’ equity	839,667	751,443
Total liabilities and stockholders’ equity	$1,807,954	$1,774,224

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$74,564	$(3,519)	$34,004
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	10,370	2,291
Depreciation and amortization	72,665	58,863	46,434
Non-cash impairment charges	—	380	790
Deferred income tax provision (benefit)	(6,474)	(351)	(6,849)
Non-cash valuation allowance	—	37,210	—
Share-based compensation	17,310	15,450	14,554
Amortization of debt issuance costs	2,529	2,264	2,571
Non-cash interest expense	8,074	7,911	7,104
Loss on disposal of property and equipment	1,765	481	909
Change in fair value of contingent consideration and others	(13)	(177)	(764)
Gain on bargain purchase	—	(1,111)	—
Payment of accreted interest	(42,786)	(384)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(17,518)	(16,231)	(17,145)
Inventories	(9,576)	(3,759)	(24,138)
Prepaid expenses and other current assets	14,912	(233)	16,526
Other non-current assets	(475)	610	(10,914)
Accounts payable, accrued expenses and other current liabilities	(414)	8,208	811
Deferred revenue	1,251	136	1,118
Other non-current liabilities	591	945	(4,357)
Net cash provided by operating activities of continuing operations	116,405	117,063	62,945
Net cash (used in) provided by operating activities of discontinued operations	—	(12,209)	20,620
Net cash provided by operating activities	116,405	104,854	83,565
INVESTING ACTIVITIES:
Change in restricted cash	4,165	(4,087)	—
Cash used in business acquisitions, net of cash acquired	225	(328,888)	(320,921)
Purchases of property and equipment	(47,328)	(33,413)	(38,340)
Sales of property and equipment	316	1,438	—
Other changes in intangible assets	—	—	(475)
Net cash used in investing activities of continuing operations	(42,622)	(364,950)	(359,736)
Net cash used in investing activities of discontinued operations	—	(7,060)	(3,581)
Net cash used in investing activities	(42,622)	(372,010)	(363,317)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	680,000	545,000	425,000
Repayments under senior credit facility	(511,250)	(465,625)	(195,000)
Proceeds from the issuance of common stock, net of issuance costs	—	219,669	—
Distribution to SeaSpine	—	(47,013)	—
Payment of liability component of convertible notes	(184,313)	(2,519)	—
Payment of capital lease obligation	(653)	(709)	(605)
Debt issuance costs	(4,530)	(1,426)	(3,210)
Proceeds from exercised stock options	10,481	7,345	15,215
Cash taxes paid in net equity settlement	(4,851)	(6,580)	(2,718)
Net cash (used in) provided by financing activities	(15,116)	248,142	238,682
Effect of exchange rate changes on cash and cash equivalents	(4,744)	(4,848)	(7,550)
Net increase (decrease) in cash and cash equivalents	53,923	(23,862)	(48,620)
Cash and cash equivalents at beginning of period	48,132	71,994	120,614
Cash and cash equivalents at end of period	$102,055	$48,132	$71,994

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2014	41,042	$410	(17,814)	$(367,121)	$750,918	$927	$280,956	$666,090
Adjustment for two-for-one stock split, effective December 21, 2016	41,042	410	—	—	(410)	—	—	—
Net income	—	—	—	—	—	—	34,004	34,004
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,415)	—	(24,415)
Issuance of common stock through employee stock purchase plan	12	1	—	—	285	—	—	286
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	1,192	12	—	—	13,791	—	—	13,803
Share-based compensation	—	—	—	—	14,554	—	—	14,554
Balance, December 31, 2014	83,288	$833	(17,814)	$(367,121)	$779,138	$(23,488)	$314,960	$704,322
Net loss	—	—	—	—	—	—	(3,519)	(3,519)
Separation of SeaSpine	—	—	—	—	—	(1,667)	(165,562)	(167,229)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(22,747)	—	(22,747)
Treasury Share purchases	—	—	(16)	—	—	—	—	—
Issuance of common stock	8,006	80	—	—	219,600	—	—	219,680
Issuance of common stock through employee stock purchase plan	8	—	—	—	231	—	—	231
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	412	4	—	—	5,251	—	—	5,255
Share-based compensation			—	—	15,450	—	—	15,450
Balance, December 31, 2015	91,714	$917	(17,830)	$(367,121)	$1,019,670	$(47,902)	$145,879	$751,443
Net income	—	—	—	—	—	—	74,564	74,564
Other comprehensive income (loss), net of tax	—	—	—	—	—	(9,252)	—	(9,252)
Treasury shares retirement	(17,830)	(178)	17,830	367,121	(366,943)	—	—	—
Settlement of convertible notes	2,946	29	—	—	(29)	—	—	—
Exercise of convertible note hedge	—	—	(2,946)	(123,051)	123,051	—	—	—
Issuance of common stock through employee stock purchase plan	12	1	—	—	390	—	—	391
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	824	8	—	—	5,203	—	—	5,211
Share-based compensation	—	—	—	—	17,310	—	—	17,310
Balance, December 31, 2016	77,666	$777	(2,946)	$(123,051)	$798,652	$(57,154)	$220,443	$839,667

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
All references in these financial statements to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the two-for-one stock split that went into effect on December 21, 2016 (see below) on a retroactive basis for all periods presented, unless otherwise noted.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated in consolidation. See Note 4, Acquisitions and Pro Forma Results, for details of new subsidiaries included in the consolidation.
On July 1, 2015, the Company completed the distribution of 100% of the outstanding common shares of SeaSpine Holdings Corporation ("SeaSpine") to Integra shareholders who received one share of SeaSpine common stock for every three shares, on a pre-split basis, of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company has classified the results of operations, cash flows, and related assets and liabilities of SeaSpine as discontinued operations for all periods presented in the Company's Form 10-K. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relates to the Company's continuing operations. Refer to Note 3, Discontinued Operations, for additional information regarding the distribution.
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
RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and cash equivalents represents cash that is not available for use in our operations. The Company had no restricted cash and cash equivalents as of December 31, 2016. There was $4.1 million of restricted cash and cash equivalents as of December 31, 2015.

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
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Finished goods	$127,973	$125,869
Work in process	39,247	47,962
Raw materials	50,043	37,598
Total inventories, net	$217,263	$211,429
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2016 or 2015.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2016	2015	Useful Lives
	(In thousands)
Land	$2,147	$2,189
Buildings and building improvements	17,677	17,611	5-40 years
Leasehold improvements	82,432	75,575	1-20 years
Machinery and production equipment	103,818	103,083	3-20 years
Surgical instrument kits	19,871	15,916	4-5 years
Information systems and hardware	111,145	93,742	1-7 years
Furniture, fixtures, and office equipment	16,896	15,010	1-15 years
Construction-in-progress	59,222	50,571
Total	413,208	373,697
Less: Accumulated depreciation	(190,839)	(168,516)
Property, plant and equipment, net	$222,369	$205,181
Depreciation expense associated with property, plant and equipment was $31.2 million, $27.0 million, and $23.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company leases certain computer equipment under capital lease agreements. The gross carrying value of such leases amounted to $2.0 million at December 31, 2016 and 2015. The accumulated depreciation of such leases amounted to $2.0 million and $1.3 million at December 31, 2016 and 2015, respectively, and the cost is included as a component of furniture, fixtures, office equipment and information systems and hardware.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2016 and 2015, respectively, the Company capitalized $1.0 million and $1.7 million of interest expense into property, plant and equipment.
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
In the first quarter of 2015 the Company revised its reportable segments in connection with the realignment of its portfolio. The change in reportable segments resulted in three reportable segments with four underlying reporting units: Specialty Surgical Solutions Instruments, Specialty Surgical Solutions Neurosurgery, Spine, and Orthopedics and Tissue Technologies. Refer to Note 13 - Segment and Geographic Information for more information on the change in reportable segments. On July 1, 2015, the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company completed the separation of its spine business, which also represented a reporting unit. See Note 3 - Discontinued Operations for additional information. Following the separation, the Company has three remaining underlying reporting units.

The Company estimated the fair value of the remaining three reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

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
In addition to the goodwill impairment testing performed in conjunction with the change in reportable segments, the Company performed its annual goodwill impairment test as of July 31, 2016. In reviewing goodwill for impairment, the Company has the option - for any or all of its reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to step one of the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.
The Company elected to perform a qualitative analysis for its three reporting units as of July 31, 2016. The Company determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to proceed to 2-Step goodwill impairment test.
Changes in the carrying amount of goodwill in 2016 and 2015 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2015	$284,976	$227,413	$512,389
TEI acquisition working capital adjustment	—	(174)	(174)
Foreign currency translation and other	(618)	(1,026)	(1,644)
Balance, December 31, 2016	$284,358	$226,213	$510,571
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The components of the Company's identifiable intangible assets were as follows:

	Weighted Average Life	December 31, 2016
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	17 years	$479,964	$(94,991)	$384,973
Customer relationships	12 years	152,335	(77,005)	75,330
Trademarks/brand names (2)	30 years	90,507	(19,158)	71,349
Supplier relationships	27 years	34,721	(13,664)	21,057
All other (1)	5 years	10,806	(2,340)	8,466
		$768,333	$(207,158)	$561,175

	Weighted Average Life	December 31, 2015
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	17 years	$480,684	$(67,978)	$412,706
Customer relationships	12 years	153,246	(68,811)	84,435
Trademarks/brand names (2)	30 years	90,837	(16,374)	74,463
Supplier relationships	27 years	34,721	(12,236)	22,485
All other (1)	5 years	10,958	(1,307)	9,651
		$770,446	$(166,706)	$603,740

(1)	At December 31, 2016 and 2015, all other included IPR&D of $1.0 million, which was indefinite-lived.

(2)
In August 2015, the Company reevaluated the Miltex, CUSA, Luxtec, and Omni-Tract trade names and determined that they are no longer indefinite-lived intangible assets. The Company assigned remaining useful lives ranging from 20 to 30 years, consistent with other trademarks/brand names, and began amortization.

The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the third quarter, or more frequently as impairment indicators arise, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent annual assessment during the third quarter of 2016, which resulted in no impairments.
There were no impairment charges for research and development expenses related to IPR&D projects during 2016.
During 2015, the Company recorded impairment charges of $0.4 million in research and development expense related to IPR&D projects that have been discontinued in its Orthopedics and Tissue Technologies segment.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2014, the Company recorded impairment charges of $0.2 million in research and development expense related to IPR&D projects primarily acquired in connection with the Metasurg acquisition. In connection with this acquisition, the Company acquired IPR&D related to a product that will be discontinued. Therefore, a full-impairment of acquired IPR&D was recorded in the Company's selling, general, and administrative expenses. The Company also recorded an impairment charge of $0.6 million in cost of sales related to acquired technology product rights in conjunction with the Covidien acquisition. Subsequent to the acquisition date, a regulatory event occurred that was not known, or knowable, at the time of acquisition which resulted in the impairment.
Amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) for the years ended December 31, 2016, 2015 and 2014 was $41.5 million, $32.2 million and $22.7 million, respectively. Annual amortization expense is expected to approximate $40.7 million in 2017, $40.3 million in 2018, $40.2 million in 2019, $40.1 million in 2020 and $39.1 million in 2021. Amortization of product technology based intangible assets totaled $27.6 million, $22.3 million and $15.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is presented by the Company within cost of goods sold.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. There were no contributions to the Integra Foundation during 2016. The Company contributed $0.9 million and $0.6 million to the Integra Foundation during the years ended December 31, 2015 and 2014, respectively. These contributions were recorded in selling, general, and administrative expense.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company continues to indefinitely reinvest substantially all of its foreign earnings. The current analysis indicates that the Company has sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. As of December 31, 2016, taxes have not been provided on approximately $301.3 million of accumulated foreign unremitted earnings on certain non-US subsidiaries that are expected to remain invested indefinitely. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $42.5 million. One time or unusual items that may impact the ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary, changes in tax laws.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
SHIPPING AND HANDLING FEES AND COSTS
Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $13.6 million, $13.7 million and $13.2 million were recorded in selling, general and administrative expense during the years ended December 31, 2016, 2015 and 2014, respectively.
PRODUCT WARRANTIES
Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated. Accrued warranty expense of $0.8 million and $0.8 million is recorded in the consolidated balance sheet at December 31, 2016 and 2015, respectively.
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
AMENDMENT TO THE CERTIFICATE OF INCORPORATION AND STOCK SPLIT
On October 25, 2016, the Board of Directors recommended, subject to stockholder approval, an Amendment to the Company’s Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of common stock from 60.0 million shares to 240.0 million shares with $0.01 per share par value, for the purpose of, among other things, affecting a two-for-one stock split. The Stockholders approved the amendment on its special Stockholders Meeting on December 21, 2016 and the Company filed a certificate of amendment to the amended and restated certificate of incorporation to effect the increase in authorized share of common stock and the two-for-one-stock split. Stockholders of record, as of the close of markets on December 21, 2016, became entitled to receive one additional share of common stock for each share held. The shares were distributed on January 3, 2017. No fractional shares of common stock were issued as a result of the two-for-one stock split. The adjusted stock price was reflected on the NASDAQ stock market on January 4, 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The shares of common stock retained a par value of $0.01 per share. Accordingly, the stockholders' equity reflects the stock split by reclassifying from "Additional paid-in capital" to "Common stock" in an amount equal to the par value of the increased shares resulting from the stock split. All share and per share amounts of common stock contained in the Company's financial statements have been restated for all periods to give retroactive effect to the stock split.
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
There were no contributions to the UK and Germany plans during the year ended December 31, 2016 and $2.2 million and $0.9 million during the years ended December 31, 2015 and 2014, respectively.
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
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2016, 2015 and 2014.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will become effective for all annual periods and interim reporting period beginning after December 15, 2017. Early adoption as of January 1, 2017 is permitted. The Company will adopt this standard on January 1, 2018. The Company expects to apply the full retrospective method of adoption. The Company has developed a project plan to assess the potential impact of the standard and has evaluated a sampling of significant contracts. The Company has not yet reached a conclusion as to how the adoption of the standard will impact the Company's financial position, results of operations and cash flows.
In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update became effective for annual reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016 on a prospective basis. The implementation of the amended guidance did not have a material impact on the Company's consolidated financial position or results of operations.
In August 2014, the FASB issued Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update became effective for all annual periods and interim reporting periods ending after December 15, 2016. The Company adopted the new guidance for the year ended December 31, 2016. The Company performed the evaluation required by the standard and did not identify any conditions or events that raise a substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these financial statements.
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
In September 2015, the FASB issued Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update also requires an entity to present separately in the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2015. The new standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company adopted this guidance effective January 1, 2016. The implementation of the amended guidance did not have a material impact on the consolidated results of operations or disclosures in the financial statements.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment. Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies, to the extent of previous windfalls, in equity when an award is settled. A tax benefit currently only is recognized when it is realized. Excess tax benefits at settlements were reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax effects of share-based payment settlements are to be presented as cash inflows from operating activities with a transition method of either a prospective or retrospective transition method. The amendment also removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied for this provision of amendment. ASU 2016-09 allows the Company to elect to account for forfeitures either based on an estimate of the number of awards for which the requisite service period is not expected to be rendered with a true-up for actual forfeitures or to account for forfeitures as they occur. The amendment also requires cash outflows attributable to tax withholdings on the net settlement of equity-classified awards to be classified in financing cash flows, with any changes to be applied retrospectively. ASU 2016-09 is effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted.

The Company elected to early adopt ASU 2016-09 during 2016, which requires any adjustments to be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The Company elected to account for forfeitures as they occur. The impact in retained earnings as of December 31, 2015 from this provision was not significant. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $3.8 million for the years ended December 31, 2016. Amendments related to the condensed consolidated statement of cash flows have been adopted retrospectively. As a result of this adoption, net cash provided by operating activities increased by $8.8 million, $10.4 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by financing activities decreased by $8.8 million, $10.4 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In October 2016, the FASB issued Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating impact of this standard on its financial statements.
In January 2017, the FASB issued Update 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating impact of this standard on its financial statements.
In January 2017, the FASB issued Update No. 2017-01, Business Combinations. The standard provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a “set”) does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business. If the screen is not met, the guidance requires a set of assets and activities to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating impact of this standard on its financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the $42.8 million and $0.4 million payment of accreted interest associated with the settlement of the 2016 Convertible Notes during the years ended December 31, 2016 and 2015, respectively, cash paid for interest during the years ended December 31, 2016, 2015 and 2014 was $14.4 million (net of $1.0 million that was capitalized into construction in progress), $12.7 million (net of $1.7 million that was capitalized into construction in progress) and $10.9 million (net of $2.6 million that was capitalized into construction in progress), respectively.
As part of settlement of 1.625% Convertible Senior Notes due in 2016 ("2016 Convertible Notes") in December 2016, the Company issued 2.9 million shares of common stock with fair value of $122.0 million. The Company also received 2.9 million shares of common stock from the exercise of call options with hedge participants with fair value of $123.1 million at the date of the exercise which was held as treasury stock as of December 31, 2016.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2016, 2015 and 2014 was $4.3 million, $21.3 million and $6.8 million, respectively.
Property and equipment purchases included in liabilities at December 31, 2016, 2015 and 2014 were $4.7 million, $4.7 million and $3.3 million, respectively.

3. DISCONTINUED OPERATIONS

On October 29, 2014, Integra's Board of Directors approved the announcement of a plan to separate SeaSpine from Integra as a new, publicly traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Integra's board of directors based this determination, in part, on its belief that the tax-free distribution of SeaSpine shares to Integra stockholders is the most efficient manner to separate the business from Integra's other medical technology businesses. On November 3, 2014, the Company announced its intention to separate its spine business, which was previously a separate reportable segment. On July 1, 2015, the Company completed the distribution of 100% of the outstanding common stock of SeaSpine to Integra stockholders, who received one share of SeaSpine common stock for every three shares, on a pre-split basis, of Integra common stock held as of the close of business on the record date, June 19, 2015. The Company and SeaSpine share three board members, including the chair of Integra’s board of directors who is lead director for SeaSpine. The separation agreement ensures that SeaSpine had approximately $47.0 million of total cash immediately following the distribution. No gain or loss was recognized on the part of the Company or shareholders as a result of the distribution resulting from the separation of the spine business.

The historical results of operations, cash flows, and statement of financial position of SeaSpine have been presented as discontinued operations in the consolidated financial statements and prior periods have been revised. Discontinued operations include results of SeaSpine's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by Integra to SeaSpine. These allocated costs will remain part of continuing operations. Discontinued operations also include other costs incurred by Integra to separate SeaSpine from the fourth quarter of 2014 through the second quarter of 2015. These costs include transaction charges, advisory and consulting fees, and information system expenses. For the third quarter 2015 and going forward, SeaSpine as a stand-alone public company have separately reported its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of SeaSpine included within discontinued operations for the Company may not be indicative of actual financial results of SeaSpine as a stand-alone company.

The following table summarizes results from discontinued operations of SeaSpine included in the consolidated statement of operations:

	Years Ended December 31,
	2015	2014
	(in thousands)
Total revenue	$65,775	$137,808
Costs and expenses	80,618	140,124
Operating loss	(14,843)	(2,316)
Other expense, net	(766)	(271)
Loss from discontinued operations before tax	(15,609)	(2,587)
Benefit for income taxes	(5,239)	(296)
Loss from discontinued operations	$(10,370)	$(2,291)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company entered into several Supply Agreements in which SeaSpine engaged Integra to be the product supplier of Integra's former Integra MozaikTM product line ("Mozaik") for a three-year period following the separation after which there will be no defined terms and this will be considered a normal purchase/sale arrangement. This product line has been licensed to SeaSpine in conjunction with the spin-off. Prior to the spin-off, the sale of Mozaik products from an Integra facility to a SeaSpine facility eliminated in Integra's historical consolidated financial results of operations. The revenue and cost of goods sold related to prior sales of Mozaik to SeaSpine have been restated and are presented in Integra's continuing operations results of operations. The Company has recorded $0.8 million, $6.2 million, and $6.2 million in revenue related to the sale of Mozaik products for the year-

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended December 31, 2016, 2015 and 2014, respectively and $0.7 million, $3.8 million and $3.2 million in cost of goods sold for the year-ended December 31, 2016, 2015 and 2014, respectively, in its continuing operations.

Under the terms of the Transition Services Agreement, the Company agreed to provide administrative, site services, information technology systems and various other corporate and support services to SeaSpine over various periods after the separation on a cost or cost-plus basis. The most significant components of the service income were the provision of information systems and legal services which was completed by the end of the first quarter of 2016. In the year-ended December 31, 2016 and 2015, other income (expense), net includes $0.3 million and $2.7 million of income in respect of the provision of services to SeaSpine, respectively.

4. ACQUISITIONS AND PRO FORMA RESULTS
Tekmed
On December 15, 2015, the Company acquired the assets of Tekmed Instruments S.p.A ("Tekmed") for an aggregate purchase price of $14.1 million including a minimal amount of working capital and purchase adjustment which was recorded as an adjustment to assumed liabilities. Tekmed was a distributor of the Company's and third parties' products in Italy and focused on neurosurgery and neurotrauma, along with representation in plastic and reconstructive surgery, cardiovascular surgery, image diagnostics, general surgery, anesthesia and intensive care, interventional radiology, and proton therapy. This acquisition enables the Company to sell directly into the market support the Specialty Surgical Solutions division's growth in Italy along with other key Integra franchises.
The Company recorded revenue for Tekmed of approximately $4.2 million and $0.3 million in the consolidated statements of operations for the year-ended December 31, 2016 and 2015, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the allocation of the purchase price as of December 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Purchase Price Allocation
	(Dollars in thousands)
Inventory	$1,143
Property, plant and equipment	669
Other current assets	11
Intangible assets:		Wtd. Avg. Life:
Supplier Contracts	4,981	2 - 13 Years
Goodwill	9,665
Total assets acquired	16,469
Accrued expenses and other liabilities acquired	802
Deferred tax liability	1,564
Net assets acquired	$14,103
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
The Company recorded revenue for Salto and Futura of approximately $14.4 million and $3.6 million in the consolidated statements of operations for the year-ended December 31, 2016 and 2015, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the allocation of the purchase price as of December 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Purchase Price Allocation
	(Dollars in thousands)
Inventory	$2,688
Property, plant, and equipment	1,453
Intangible assets:		Life:
Ankle product family	3,210	11 years
Toe product family	460	10 years
Total assets acquired	7,811
Deferred tax liability	700
Net assets acquired	$7,111
TEI
On July 17, 2015, the Company executed the two merger agreements (collectively, the "Agreements") under which the Company acquired TEI Biosciences, Inc., a Delaware corporation ("TEI Bio"), and TEI Medical Inc., a Delaware corporation ("TEI Med", collectively "TEI") for an aggregate purchase price of approximately $312.2 million ($210.9 million for TEI Bio and $101.3 million for TEI Med) including a working capital adjustment of $0.2 million ($0.5 million for TEI Bio offset by $0.7 million cash received for TEI Med) which was recorded as a reduction from goodwill. The purchase price consisted of a cash payment to the former shareholders of TEI Bio and TEI Med of approximately $312.4 million upon the closing of the transaction, net of $1.2 million of acquired cash. The acquired assets included a contingent receivable with a fair value of $0.4 million at acquisition and will be paid to the Company if the sale of products used in breast surgery in the United States drops below $6.0 million in either 2016 or 2017. The fair value of this asset is based on future sales projections of the products under various potential scenarios and weighting the probability of these outcomes. At the date of the acquisition, the cash flow projection was discounted using an internal rate of return of 11.0%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. In 2016 the fair value of the contingent receivable increased by $1.3 million to reflect changes in estimate and time value of money. As of December 31, 2016, the $1.7 million balance of this contingent receivable is included in Prepaid expenses and other current assets and Other current assets of $1.2 million and $0.5 million, respectively.
TEI Bio is in the business of developing and commercializing biologic devices for soft tissue repair and regenerative applications, including dura and hernia repair and plastic and reconstructive surgery. TEI Med holds a license to TEI Bio’s regenerative technology in the fields of wound healing and orthopedics.
The revenue and net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the allocation of the purchase price as of December 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

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
Metasurg
On December 5, 2014, the Company acquired certain assets of Koby Ventures II, L.P. dba Metasurg ("Metasurg") for an aggregate purchase price of $27.2 million. The purchase price consists of an initial cash payment to Metasurg of $26.5 million and contingent consideration with an acquisition date fair value of $0.7 million. The potential maximum undiscounted contingent consideration of $38.5 million is based on reaching certain sales of acquired products. The fair value of this liability is based on future sales projections of the Metasurg product under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2014. At the date of the acquisition, the cash flow projection was discounted using an internal rate of return of 19.9%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. During the fourth quarter of 2015, the Company adjusted the fair value of the contingent consideration to zero as the Company no longer believe the achievement of the sales targets is probable. The adjustment was $0.7 million and was recorded in selling, general and administrative expenses. The contingency period lapsed in 2016 and no payments were made.
Metasurg develops intuitive implant systems for the foot and ankle market and sells almost entirely in the U.S. market. The acquired foot and ankle products will enhance the Company's lower extremities market position.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2015 to reflect the $0.4 million working capital and purchase price adjustment. The following summarizes the final allocation of the purchase price as of December 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

	Purchase Price Allocation
	(Dollars in thousands)
Inventory	$4,800
Property, plant, and equipment	1,246
Intangible assets:		Wtd. Avg. Life:
Technology product rights	20,590	8 - 14 Years
In-process research and development	190	Indefinite
Goodwill	732
Net assets acquired	$27,558

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company adjusted the preliminary purchase price allocation during the quarter ended March 31, 2015 to reflect the $1.5 million working capital and purchase price adjustments. The following summarizes the final allocation of the purchase price as of December 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

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
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The following summarizes the final allocation of the purchase price as of December 31, 2016 based on the fair value of the assets acquired and liabilities assumed:

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
Contingent Consideration
The fair value of contingent consideration during the year-ended December 31, 2016 was increased to reflect current period acquisitions, and the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

		Location in Statement of Operations
Balance as of January 1, 2016	$21,831
Loss from decrease in fair value of contingent consideration liability	205	Selling, general and administrative
Fair value at December 31, 2016	$22,036
The fair values of contingent consideration were estimated using the discounted cash flows model using discount rate of 2.20%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The entire contingent consideration balance was included in Other Liabilities in the consolidated balance sheets.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supply Agreement Liability and Above Market Supply Agreement Liability
The Company determined the fair value of its supply agreement liability and above market supply agreement liability to reflect payments, changes in estimate and the time value of money during the period. A reconciliation of the opening balance to the closing balance of these Level 3 measurement is as follows (in thousands):

	Supply Agreement Liability - Current	Supply Agreement Liability - Long-term	Above Market Supply Agreement Liability	Location in Statement of Operations
Balance as of January 1, 2016	$1,991	$161	$931
Payments	(2,000)	—	(47)
Transfer	161	(161)	—
Loss from increase in fair value	14	—	1,083	Selling, general and administrative
Other	—	—	681	Goodwill
Balance as of December 31, 2016	$166	$—	$2,648
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using discount rate of 12.0%. The Company assesses the assumptions on an ongoing basis as additional information impacting assumptions is obtained. The supply agreement liability-current was included in Accrued expenses and other current liabilities and the supply agreement-long term and above market supply agreement liability were included in Other liabilities in the consolidated balance sheets.
There were no transfers between Level 1, 2 or 3 during 2016 or 2015. If the Company's estimates regarding the fair value of its contingent considerations, supply agreement and above market supply agreement are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2015 and 2014 as if the acquisitions completed by the Company during 2015 and 2014 had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Year Ended December 31,
	2016	2015	2014
	(As reported)	(Pro forma)	(Pro forma)
	(In thousands except per share amounts)
Total revenue from continuing operations	$992,075	$940,089	$921,998
Net income from continuing operations	$74,564	$10,749	$40,721
Net income from continuing operations per share:
Basic	$1.00	$0.14	$0.56

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT
Amended and Restated Senior Credit Agreement
On December 7, 2016, the Company entered into the fourth amended and restated Senior Credit Facility (the “Fourth Amendment and Restatement”) with a syndicate of lending banks. Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Wells Fargo Bank, N.A., as Syndication Agent, and Citizens Bank, N.A., DNB Capital LLC, HSBC Bank PLC, HSBC Bank USA, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, N.A., Royal Bank of Canada, Suntrust Bank, TD Bank, N.A., JPMogran Chase Bank, N.A., Mizuho Bank, Ltd. and Bank of Nova Scotia, as Co-Documentation Agents. The Fourth Amendment and Restatement creates an aggregate principal amount of up to $1.5 billion available to the Company. Below are the significant amendments:

i.
increased the revolving credit component from $750.0 million to $1.0 billion, which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans,

ii.	increased the term loan component from $350.0 million to $500.0 million;

iii.	changed the maximum net leverage ratio in financial covenants;

iv.	amended the formula for the Company to incur incremental loans in the future;

v.	revised repayment schedule of the term loan component; and

vi.	Extended the maturity from July 2, 2019 to December 7, 2021.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2016 the Company was in compliance with all such covenants. The Company capitalized $4.5 million and $1.4 million of incremental financing costs in 2016 and 2015, respectively, in connection with the modifications of the Senior Credit Facility. The Company wrote-off previously capitalized financing cost of $0.5 million as interest expense in 2016 related to the modification.
At December 31, 2016 and 2015, there was $165.0 million and $150.0 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 2.2% and 1.9%, respectively. At December 31, 2016 and 2015 there was $500.0 million and $346.2 million, respectively, outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 2.2% and 1.8%, respectively. At December 31, 2016, there was approximately $835.0 million available for borrowing under the Senior Credit Facility.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at December 31, 2016 was approximately $147.7 million and $450.5 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
Letters of credit outstanding as of December 31, 2016 totaled $0.5 million and none as of December 31, 2015. There were no amounts drawn as of December 31, 2016.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual repayments of the term loan are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2017	$—
2018	25,000
2019	25,000
2020	37,500
2021	412,500
2016 Convertible Senior Notes
On December 15, 2016, the Company extinguished the 2016 Convertible Notes by paying the principal amount of $227.1 million and issued 2.9 million shares of common stock with fair value of $122.0 million related to excess conversion value. No gain or loss on extinguishment was recognized as a result of the conversion. The Company also received 2.9 million shares of common stock from the exercise of call option with hedge participants with a fair value of $123.1 million at the date of the exercise. The shares of common stock received from exercise of the call option are held as treasury stock as of December 31, 2016 at a weighted average price of $41.78 for a total of $123.1 million.
The 2016 Convertible Notes were issued on June 15, 2011 with the aggregate principal of $230.0 million and maturity date of December 15, 2016. The 2016 Convertible Notes bore interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. The 2016 Convertible Notes were senior, unsecured obligations and were convertible into cash and, if applicable, shares of its common stock based on a conversion rate defined within the note agreement.
At December 31, 2015, the carrying amount of the liability component was $218.7 million, the remaining unamortized discount was $8.4 million and the principal amount outstanding was $227.1 million.
In connection with the issuance of the 2016 Convertible Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction is approximately $28.72 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction is approximately $35.03 per share, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similarly to the 2016 Convertible Notes as a result of the spin-off to $26.42 per share and $32.22 per share, respectively. The warrants will expire on a series of expiration dates from March 2017 to August 2017.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
2016 Convertible Notes:
Amortization of the discount on the liability component (1)	$8,073	$7,917	$7,104
Cash interest related to the contractual interest coupon (2)	3,407	3,430	3,342
Total	$11,480	$11,347	$10,446

(1)
The amortization of the discount on the liability component of the 2016 Convertible Notes is presented net of capitalized interest of $0.3 million, $0.6 million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)
The cash interest related to the contractual interest coupon on the 2016 Convertible Notes is presented net of capitalized interest of $0.1 million, $0.3 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In 2015, the Company reclassified $0.9 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge to earnings prior to the date of expiration. No gain or loss was reclassified to interest expense from AOCI in 2016.
As of December 31, 2016, the Company had outstanding interest rate swaps with total notional amount of $150.0 million. The Company expects that approximately $0.2 million of pre-tax income recorded in AOCI related to interest rate hedge could be reclassified to earnings in the next twelve months.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of December 31, 2016:

December 31, 2016
Location on Balance Sheet (1):	(In thousands)
Derivatives designated as hedges — Assets:
Interest rate swap — Prepaid expenses and other current assets (2)	$242
Interest rate swap — Other assets	1,629
Total Derivatives designated as hedges — Assets	$1,871

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)	At December 31, 2016 the total notional amount related to the Company’s three interest rate swaps was $150.0 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the years ended December 31, 2016 and 2015:

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings-(Effective Portion)	Balance in AOCI End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2016
Interest rate swap	$—	$1,871	$—	$1,871
	$—	$1,871	$—	$1,871
Year Ended December 31, 2015
Interest rate swap	(898)	(25)	(923)	—	Interest (expense)
	$(898)	$(25)	$(923)	$—

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the years ended December 31, 2016 and 2015.
7. TREASURY STOCK
On October 25, 2016, the Company's Board of Directors approved a resolution to retire approximately 17.8 million treasury stocks with an aggregate cost of $367.1 million and return such shares to authorized, but unissued shares of common stock. These shares became available for issue on October 28, 2016. The effect retiring these treasury stocks was recognized in Common stock and Additional paid-in capital. There was no effect on total stockholders’ equity as a result of retiring the treasury shares.
On October 25, 2016, the Board of Directors terminated the October 2014 authorization and authorized up to $150.0 million of its outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions. As of December 31, 2016 there remained $150.0 million available for repurchases under this authorization.
As part of the conversion of the 2016 Convertible Notes the Company received 2.9 million shares of common stock from the exercise of call with hedge participants. The shares of common stock received from exercise of the call options are held as treasury stock as of December 31, 2016 at a weighted average of $41.78 per share for a total of $123.1 million.

There were no treasury stock repurchases under this authorization during the years ended December 31, 2016 and 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Selling, general and administrative	$15,829	$14,461	$13,940
Research and development	1,048	714	463
Cost of goods sold	433	275	151
Total stock-based compensation expense	17,310	15,450	14,554
Total estimated tax benefit related to stock-based compensation expense	10,569	5,792	5,350
Net effect on net income	$6,741	$9,658	$9,204
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury stock. At December 31, 2016, 2.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2016, 2015 and 2014, the Company issued 12,494 shares, 12,040 shares and 8,950 shares under the ESPP for $0.5 million, $0.4 million and $0.2 million, respectively.
EQUITY AWARD PLANS
As of December 31, 2016, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”).
In July 2008 and May 2010, the stockholders of the Company approved amendments to the 2003 Plan to increase by 1.5 million and 3.5 million, respectively, the number of shares of common stock that may be issued under the 2003 Plan. The Company has reserved 4.0 million shares under each of the 2000 Plan and the 2001 Plan, and 13.0 million shares under the 2003 Plan. The Plans permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers and employees, and within one year from the date of the grant for members of the Board of Directors. The awards generally expire six years from the grant date for employees and from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests ratably over specified periods, generally three years after the date of grant.
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted for all employees holding outstanding awards to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $0.7 million and $3.3 million was recorded during the year-ended December 31, 2016 and 2015, respectively. The remaining $0.4 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Stock Options
The Company values stock option grants using the binomial distribution model. Management believes that the binomial distribution model is preferable to the Black-Scholes model because it is a more flexible model that gives consideration to the impact of non-transferability and vesting provisions in valuing employee stock options.
In determining the value of stock options granted, the Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on the historical

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

volatility of the Company’s stock price with forward-looking assumptions. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. The Company adopted ASU 2016-09 and elected to account for forfeitures as they occur.
The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2016	2015	2014
Dividend yield	0%	0%	0%
Expected volatility	29%	29%	29%
Risk free interest rate	1.94%	1.96%	2.41%
Expected life of option from grant date	8 years	8 years	8 years
The following table summarizes the Company’s stock option activity.

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2016	2,386	$18.55
Granted	276	33.69
Exercised	(566)	17.85
Forfeited or Expired	(13)	32.59
Outstanding at December 31, 2016	2,083	$20.65	3.40	$46,340
Vested or expected to vest at December 31, 2016	2,083	$20.65	3.40	$46,340
Exercisable at December 31, 2016	1,658	$18.00	2.51	$41,292
The intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 were $9.7 million, $5.8 million and $7.7 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $12.48, $8.59 and $9.08, respectively. Cash received from option exercises was $14.4 million, $10.1 million and $18.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was approximately $4.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2016.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Performance Stock and Contract Stock Awards
	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, January 1, 2016	588	$24.10	332	$16.65
Granted	289	33.71	203	32.70
Adjustments for performance achievement related to award target	—	—	25	31.07
Cancellations	(52)	27.83	(12)	30.52
Released	(313)	22.09	(15)	25.03
Vested but not released	—	—	(188)	25.23
Unvested, December 31, 2016	512	$28.49	345	$21.62
The Company recognized $15.6 million, $10.2 million and $13.1 million in expense related to such awards during the years ended December 31, 2016, 2015 and 2014, respectively. The total fair market value of shares vested and released in 2016, 2015 and 2014 was $16.2 million, $19.9 million and $9.4 million, respectively. Vested awards includes shares that have been fully earned, but had not been delivered as of Dece mber 31, 2016.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period.
As of December 31, 2016, there was approximately $14.8 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2016, there are approximately 0.4 million vested Restricted Units and 0.2 million vested performance share units held by various employees for which the related shares have not yet been issued. The final determination of the number of shares to be issued in respect of an award based on achievement of pre-defined performance metrics is made by the Company's Compensation Committee of the Board of Directors.
At December 31, 2016, there were approximately 2.2 million shares available for grant under the Plans.
The Company capitalized into inventory, share based compensation costs of $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such share based compensation was recognized as cost of goods sold when related inventory was sold.
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
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $5.6 million, $3.7 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2016 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2017	$276	$9,574	$9,850
2018	296	7,796	8,092
2019	296	6,693	6,989
2020	296	4,273	4,569
2021	296	3,414	3,710
Thereafter	3,201	23,515	26,716
Total minimum lease payments	$4,661	$55,265	$59,926

Total rental expense for the years ended December 31, 2016, 2015 and 2014 and was $10.3 million, $10.1 million and $10.2 million, respectively, and included $0.3 million, in related party rental expense in each of the three years.
There were no future minimum lease payments under capital leases at December 31, 2016.
Related Party Leases
Until December 27, 2016, the Company leased certain production equipment from a corporation whose sole stockholder is a general partnership, of which the Company’s former Chairman (and current director) is a partner and the President. Under the terms of the lease agreement, the Company pays $0.1 million per year to the related party lessor. Effective December 27, 2016, the Company purchased the production equipment for $0.4 million.
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
11. INCOME TAXES
Income before income taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
United States operations	$51,351	$37,450	$21,349
Foreign operations	39,055	23,221	24,217
Total	$90,406	$60,671	$45,566

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(0.2)%	1.3%	5.6%
Foreign operations	(10.0)%	(12.5)%	(16.7)%
Spine valuation allowance	—%	61.1%	—%
Excess tax benefits from stock compensation	(3.9)%	—%	—%
Charitable contributions	(0.4)%	(1.0)%	(2.7)%
Domestic production activities deduction	(2.6)%	(2.4)%	(2.7)%
Intercompany profit in inventory	1.0%	3.1%	(0.4)%
Nondeductible facilitative costs	0.2%	3.1%	1.1%
Changes in valuation allowances	0.4%	0.3%	2.1%
Uncertain tax positions	(0.3)%	0.2%	(3.4)%
Research and development credit	(1.2)%	(1.9)%	(1.8)%
Return to provision	(1.5)%	1.7%	1.4%
Other	1.0%	0.7%	2.8%
Effective tax rate	17.5%	88.7%	20.3%

The effective tax rate decreased by 71.2% in 2016 compared with 2015 primarily due to recording a valuation allowance against net deferred tax assets for the SeaSpine spin-off during 2015. The Company recorded an income tax benefit of $3.8 million in the current year for excess tax benefits from early adoption of the new share-based compensation accounting guidance (ASU 2016-09), an income tax benefit of $1.4 million relating to the filing of tax returns and an income tax benefit of $0.5 million for Federal research credit study.

During 2016, the Company's foreign operations generated a $0.8 million increase in income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses. The 2016 foreign effective tax rate is 12.7%, an increase of approximately 2.1% over the rate in 2015. The Company's foreign tax rate is primarily based upon statutory rates and is not related to a tax holiday or negotiated tax rate.

During 2015, the Company's foreign operations generated a $2.3 million decrease in income tax expense when compared with 2014, as a result of, among other factors, the geographic and business mix of taxable earnings and losses and the re-establishment of an income tax benefit in France for half of the year related to intercompany interest. The 2015 foreign effective tax rate is 10.6%, a decrease of approximately 5.7% over the rate in 2014. The Company's foreign tax rate is primarily based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.

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

As of December 31, 2016, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $301.3 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $42.5 million at December 31, 2016. Events that could trigger a need to repatriate foreign cash to the U.S. and generate a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$13,700	$46,665	$10,330
State	2,503	2,301	2,124
Foreign	6,113	5,205	3,666
Total current	$22,316	$54,171	$16,120
Deferred:
Federal	(3,400)	1,282	(5,524)
State	(1,751)	(394)	695
Foreign	(1,323)	(1,239)	(2,020)
Total deferred	$(6,474)	$(351)	$(6,849)
Provision for income taxes	$15,842	$53,820	$9,271
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2016	2015
	(In thousands)
Assets:
Doubtful accounts	$2,344	$1,943
Inventory related items	30,074	24,417
Tax credits	1,040	3,137
Accrued vacation	3,264	2,713
Accrued bonus	7,842	7,555
Stock compensation	16,031	16,222
Deferred revenue	2,345	767
Net operating loss carryforwards	14,855	17,548
Federal & state tax credits	—	6,227
Others	1,435	1,952
Total deferred tax assets	79,230	82,481
Less valuation allowance	(3,604)	(4,887)
Deferred tax assets after valuation allowance	$75,626	$77,594
Liabilities:
Intangible and fixed assets	(216,779)	(225,328)
Others	(853)	(225)
Total deferred tax liabilities	$(217,632)	$(225,553)
Total net deferred tax liabilities	$(142,006)	$(147,959)
At December 31, 2016, the Company had net operating loss carryforwards of $28.5 million for federal income tax purposes, $24.2 million for foreign income tax purposes and $14.0 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $2.5 million of the foreign net operating loss carryforwards expire through 2025 with the remaining $21.7 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2036.
A valuation allowance of $3.6 million, $4.9 million and $6.8 million is recorded against the Company’s gross deferred tax assets of $79.2 million, $82.5 million, and $91.1 million recorded at December 31, 2016, 2015 and 2014, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company’s valuation allowance decreased by $1.3 million, and $1.9 million in 2016 and 2015, respectively. The 2016 overall decrease in the valuation allowance was primarily due to a reduction of net operating losses in Germany from 2011 income tax audit. which is offset by a reduction in the related deferred tax asset.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance, beginning of year	$1,085	$959	$3,040
Gross increases:
Prior years' tax positions	380	541	527
Gross decreases:
Prior years' tax positions	(546)	—	(286)
Settlements	—	—	(828)
Statute of limitations lapses	(131)	(404)	(1,494)
Other	(34)	(11)	—
Balance, end of year	$754	$1,085	$959
Approximately $0.8 million of the balance at December 31, 2016 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of uncertain tax positions at December 31, 2016 is $0.7 million related to tax positions for which it is reasonably possible that the total amounts could be reduced during the twelve months following December 31, 2016.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal benefit for the years ended December 31, 2016 and 2015 and $0.2 million benefit for interest and penalties in the income statement during the year ended December 31, 2014. The Company had minimal interest and penalties accrued for the years ended December 31, 2016 and 2015 and $0.1 million of interest and penalties accrued for the year ended December 31, 2014.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the IRS through fiscal year 2013. All significant state and local matters have been concluded through fiscal 2012. All significant foreign matters have been settled through fiscal 2012.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Basic net income (loss) per share:
Net income from continuing operations	$74,564	$6,851	$36,295
Net loss from discontinued operations	—	(10,370)	(2,291)
Net income (loss)	$74,564	$(3,519)	$34,004

Weighted average common shares outstanding	74,386	68,990	64,864

Basic net income per common share from continuing operations	$1.00	$0.10	$0.56
Basic net loss per common share from discontinued operations	—	(0.15)	(0.04)
Basic net income (loss) per common share	$1.00	$(0.05)	$0.52

Diluted net income (loss) per share:
Net income from continuing operations	$74,564	$6,851	$36,295
Net loss from discontinued operations	—	(10,370)	(2,291)
Net income (loss)	$74,564	$(3,519)	$34,004

Weighted average common shares outstanding — Basic	74,386	68,990	64,864
Effect of dilutive securities:
2016 Convertible notes and related warrants	3,462	922	—
Stock options and restricted stock	1,346	1,442	1,056
Weighted average common shares for diluted earnings per share	79,194	71,354	65,920

Diluted net income per common share from continuing operations	$0.94	$0.10	$0.55
Diluted net loss per common share from discontinued operations	—	(0.15)	(0.03)
Diluted net income (loss) per common share	$0.94	$(0.05)	$0.52

In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $0.7 million and $3.3 million were recorded during the year-ended December 31, 2016 and 2015, respectively. The remaining $0.4 million will be recognized prospectively over the remaining term of outstanding awards, adjusted, as applicable, for forfeitures.
Common stock of approximately 0.2 million, 0.2 million and 0.4 million shares at December 31, 2016, 2015 and 2014, respectively, that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.
For the year-ended December 31, 2015 and for the period from January 1, 2016 to December 15, 2016, the date of 2016 Convertible Notes settlement, the potential excess conversion value on the 2016 Convertible Notes was included in the Company's dilutive

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share calculation because the average stock price for period outstanding exceeded the conversion price. On December 15, 2016, the Company settled the 2016 Convertible Notes and issued 2.9 million shares of common stock related to the conversion premium of 2016 Convertible Notes. The Company also exercised the call option with hedge participants and received 2.9 million shares of common stock. See Note 5 for additional information related to our 2016 Convertible Notes.
For the year-ended December 31, 2015, the potential excess conversion value on the 2016 Convertible Notes was included in the Company's dilutive share calculation because the average stock price for the year-ended December 31, 2015 exceeded the conversion price.
For the year-ended December 31, 2014, the potential excess conversion value of the 2016 Convertible Notes were anti-dilutive because the conversion price exceeded the Company's stock price; therefore, these amounts have been excluded from the diluted earnings per share calculation.
The Company also has warrants outstanding related to its 2016 Convertible Notes at December 31, 2016, 2015 and 2014 and the Company's 2016 Convertible Notes are convertible to common shares in certain circumstances (see Note 5). These warrants and the excess conversion value of the 2016 Convertible Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.6 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component between December 31, 2016 and 2015 are presented in the table below, net of tax:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2016	$—	$9	$(47,911)	$(47,902)
Other comprehensive income (loss) before reclassifications	1,071	(45)	(10,278)	(9,252)
Current period other comprehensive income (loss)	1,071	(45)	(10,278)	(9,252)
Balance at December 31, 2016	$1,071	$(36)	$(58,189)	$(57,154)

There was no reclassification adjustment out of accumulate comprehensive loss during the year ended December 31, 2016.

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
TEI, an acquisition by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of February 23, 2017, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which cover the first fifteen months after closing.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$632,524	$586,918	$554,872
Orthopedics and Tissue Technologies	359,551	295,816	241,845
Total revenues	$992,075	$882,734	$796,717
Segment Profit
Specialty Surgical Solutions	$256,629	$242,479	$210,146
Orthopedics and Tissue Technologies	103,852	87,844	85,257
Segment profit	360,481	330,323	295,403
Amortization	(13,862)	(9,953)	(6,810)
Corporate and other	(231,279)	(240,783)	(220,736)
Operating income	$115,340	$79,587	$67,857
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
Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2016	$765,608	$120,588	$105,879	$992,075
2015	680,824	103,057	98,853	882,734
2014	596,303	99,207	101,207	796,717
Total long-lived assets:
2016	$213,898	$18,970	$1,235	$234,103
2015	192,900	19,169	1,078	213,147

* Includes long-lived assets in Puerto Rico.
16. SUBSEQUENT EVENTS
Acquisition of Derma Sciences Inc.
On January 10, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Integra Derma, Inc., a newly formed, indirect wholly owned subsidiary of the Company ("Merger Sub"), and Derma Sciences, Inc., a Delaware corporation ("Derma Sciences"). Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the “Derma Tender Offer”) to purchase any and all of the issued and outstanding shares of:

•	Common stock, par value $0.01 per share, of Derma (the "Derma Common Share"), at a price of $7.00 per Common Share (the "Derma Common Share Offer Price");

•
Series A Preferred Stock (as defined in the Merger Agreement) at a price of $32.00 per share of Series A Preferred Stock, which represents the Series A Liquidation Preference per share of Series A Preferred Stock (the “Derma Series A Offer Price”); and

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Series B Preferred Stock (as defined in the Merger Agreement) at price of $48.00 per share of Series B Preferred Stock (the “Derma Series B Offer Price” and, together with the Derma Sciences Common Share Offer Price and the Derma Sciences Series A Offer Price, as applicable, the “Derma Offer Price”).

The total acquisition price is approximately $207.6 million.
As soon as practicable following acceptance for payment of the Derma Common Shares, Series A Preferred Stock and Series B Preferred Stock pursuant to the Derma Tender Offer, Merger Sub will be merged with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Derma Merger”), pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with Derma surviving the Derma Merger as a wholly owned subsidiary of the Company. At the effective time of the Derma Merger (the “Effective Time”), each Derma Common Share or share of Company Preferred Stock (as defined in the Merger Agreement) not purchased in the Derma Tender Offer (other than Derma Common Shares or shares of Company Preferred Stock for which the holder thereof has properly demanded the appraisal of such shares in accordance with, and has complied in all respects with, the DGCL) will be converted into the right to receive an amount, in cash and without interest, equal to the applicable Derma Offer Price.
Acquisition of Johnson & Johnson's Codman Neurosurgery Business
On February 14, 2017, the Company entered into a binding offer letter (the “Offer Letter”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”) and wholly-owned subsidiary of Johnson & Johnson, pursuant to which the Company made a binding offer (the “Binding Offer”) to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Neurosurgery Transaction”). The assets and liabilities subject to the proposed Codman Neurosurgery Transaction relate to the research, development, manufacture, marketing, distribution and sale of certain products used in connection with neurosurgery procedures (the “Codman Neurosurgery Business”). The purchase price for the Codman Neurosurgery Transaction is $1.0 billion, subject to adjustments set forth in the Purchase Agreement (as defined below) relating to the book value of inventory transferred to the Company at the closing of the Codman Neurosurgery Transaction, the book value of certain inventory retained by DePuy Synthes and the amount of certain prepaid taxes (as so adjusted, the “Purchase Price”).
The Binding Offer expires on the earlier of (i) May 15, 2017 and (ii) the second business day after each of the employees’ representative bodies of DePuy Synthes and its affiliates in certain jurisdictions have concluded certain statutory information or consultation processes in connection with the Codman Neurosurgery Transaction (the “Specified Consultation Processes”). The Binding Offer can be extended by either party in certain circumstances to no later than August 14, 2017. Upon completion of the Specified Consultation Processes, the Company expects that DePuy Synthes will accept the Binding Offer by countersigning the asset purchase agreement attached to the Offer Letter (the “Purchase Agreement”). The Offer Letter provides that, until the Binding Offer is accepted or the Offer Letter is terminated, DePuy Synthes is prohibited from soliciting proposals from, negotiating or discussing with, or entering into an agreement with, third parties with respect to an alternative transaction relating to 25% or more of the assets of the Codman Neurosurgery Business. If DePuy Synthes does not accept the Binding Offer prior to its expiration, the Offer Letter requires DePuy Synthes to pay the Company $10.5 million as reimbursement for the Company’s expenses. The Offer Letter requires DePuy Synthes to pay a termination fee of $41.8 million if (i) the Company terminates the Offer Letter as a result of DePuy Synthes’s breach of its exclusivity obligations or (ii) any person has made an alternative proposal prior to the termination of the Binding Offer, DePuy Synthes fails to accept the Binding Offer and DePuy Synthes enters into a definitive agreement with respect to any alternative proposal within twelve months after the termination of the Offer Letter.
The Company has obtained debt financing commitments (“Debt Commitments”) from Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. and JPMorgan Chase Bank, N.A. The aggregate proceeds of Debt Commitments (the “Financing”) will be used by the Company (i) to pay the purchase price and (ii) to pay fees and expenses incurred by the Company in connection with the Transaction. The availability of the Financing is subject to the satisfaction of customary conditions.

Interest Rate Swaps
On February 6, 2017, the Company entered into an additional two separate interest rate swaps with two financial institutions with notional amounts of $50.0 million and $100 million. The interest rate swap derivative instruments have an effective date of June 30, 2017 and is used to manage its earnings and cash flow exposure to changes in interest rates covering a portion of its floating rate debt. This interest rate swaps expire on June 30, 2020.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. SELECTED QUARTERLY INFORMATION - UNAUDITED

(In thousands, except per share data)
			Continuing Operations			Net income
Quarter	Total revenue, net	Gross margin	Net income	Per Share - Basic (1)	Per Share - Diluted (1)	Net income	Per Share - Basic (1)	Per Share - Diluted (1)
2016
First (2)	$236,770	$151,997	$13,419	$0.18	$0.18	$13,419	$0.18	$0.18
Second	249,309	159,744	12,755	0.17	0.16	12,755	0.17	0.16
Third	250,332	161,003	20,144	0.27	0.25	20,144	0.27	0.25
Fourth	255,664	170,242	28,246	0.38	0.35	28,246	0.38	0.35
	$992,075	$642,986	$74,564			$74,564

2015
First	$202,534	$127,313	$11,732	$0.18	$0.18	$8,384	$0.13	$0.13
Second	212,673	137,422	12,020	0.18	0.18	4,998	0.08	0.08
Third	226,367	140,298	(31,881)	(0.45)	(0.45)	(31,881)	(0.45)	(0.45)
Fourth	241,160	151,159	14,980	0.20	0.20	14,980	0.20	0.20
	$882,734	$556,192	$6,851			$(3,519)
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.
(2) The net income for first quarter of 2016 was restated to reflect the effect of the adoption of ASU 2016-09 in second quarter of 2016 of $1.8 million. The earning per share were also restated to reflect the adoption of ASU 2016-09.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2016:
Allowance for doubtful accounts and sales returns and allowances	$5,572	$2,009	$(1,262)	$6,319
Deferred tax assets valuation allowance	4,887	(1,228)	(55)	3,604
Year ended December 31, 2015:
Allowance for doubtful accounts and sales returns and allowances	$5,659	$1,262	$(1,349)	$5,572
Deferred tax asset valuation allowance	6,772	80	(1,965)	4,887
Year ended December 31, 2014:
Allowance for doubtful accounts and sales returns and allowances	$5,126	2,211	(1,678)	$5,659
Deferred tax asset valuation allowance	7,283	3	(514)	6,772

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

2.2
Stock and Asset Purchase Agreement by and among Medtronic, Inc., Medtronic Xomed Instrumentation, SAS, and Integra LifeSciences Corporation, dated as of September 12, 2014 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2014)

2.3
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015)

2.4
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S1, Inc., TEI Biosciences Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.5
Agreement and Plan of Merger by and among Integra LifeSciences Corporation, Patriot S2, Inc., TEI Medical Inc. and Dr. Yiannis Monovoukas, dated as of June 26, 2015 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 20, 2015)

2.6
Agreement and Plan of Merger by and among Integra LifeSciences Holdings Corporation, Integra Derma, Inc., and Derma Sciences, Inc. dated as of January 10, 2017 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 11, 2017)

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.1(d)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated December 21, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016)

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
Second Amendment, dated August 28, 2015, to that Third Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Crédit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015)

4.3(m)
Fourth Amended and Restated Credit Agreement, dated as of December 7, 2016, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Securities, LLC, Citizens Bank, N.A., DNB Capital LLC, HSBC Bank PLC, HSBC Bank USA. N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., PNC Bank, N.A., Royal Bank of Canada, SunTrust Bank, TD Bank, N.A., JPMorgan and Chase Bank, N.A., Mizuho Bank, LTD., and Bank of Nova Scotia, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016)

4.4
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

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

10.32	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.33	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.34(a)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)*

10.34(b)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2016)*

10.34(c)	Form of Performance Stock Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on February 29, 2016)*

10.35	Performance Incentive Compensation Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

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

10.44(a)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014)*

10.44(b)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2015)*

10.44(c)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016)*

10.45(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.45(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.45(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.45(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.45(e)	Compensation of Non-Employee Directors of the Company effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2014)*

10.45(f)	Compensation of Non-Employee Directors of the Company effective May 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2015)*

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

10.46(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.46(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.47(a)	Coleman Promotion Summary, effective December 1, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2016)*

10.47(b)	Davis Promotion Summary, effective December 1, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2016)*

10.48	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.49	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.50
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.51
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

10.55
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

10.70
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.71
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.72(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.72(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.72(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

10.73	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)*

12.1
Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended 2015, 2014, 2013, 2012 and 2011, and the Nine Months Ended September 30, 2016 (Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 ASR filed November 4, 2016)

18.1
Preferability letter of Independent Public Accounting Firm dated May 1, 2014 (Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

18.2
Preferability Letter of Independent Public Accounting Firm dated July 31, 2012 (Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.