Form 10-Q
period 2017-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2017-04-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 24, 2017 was 75,620,857.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Total revenue, net	$258,636	$236,770
Costs and expenses:
Cost of goods sold	86,585	84,773
Research and development	15,494	14,451
Selling, general and administrative	142,497	111,975
Intangible asset amortization	4,101	3,471
Total costs and expenses	248,677	214,670
Operating income	9,959	22,100
Interest income	7	6
Interest expense	(5,131)	(6,373)
Other expense, net	(90)	(738)
Income before income taxes	4,745	14,995
Income tax (benefit) expense	(1,649)	1,576
Net income	$6,394	$13,419

Net income per share
Basic	$0.09	$0.18
Diluted	$0.08	$0.18

Weighted average common shares outstanding (See Note 10):
Basic	74,765	73,934
Diluted	78,394	76,466
Comprehensive income (See Note 11)	$12,095	$24,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$124,113	$102,055
Short-term investments	11,286	—
Trade accounts receivable, net of allowances of $7,529 and $6,319	158,234	148,186
Inventories, net	239,809	217,263
Prepaid expenses and other current assets	35,477	27,666
Total current assets	568,919	495,170
Property, plant and equipment, net	229,110	222,369
Intangible assets, net	654,408	561,175
Goodwill	578,229	510,571
Deferred tax assets	4,757	6,935
Other assets	13,592	11,734
Total assets	$2,049,015	$1,807,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of borrowings under senior credit facility	$6,250	$—
Accounts payable, trade	45,594	29,057
Deferred revenue	8,088	6,812
Accrued compensation	44,751	52,762
Short-term portion of contingent considerations	37,046	—
Accrued expenses and other current liabilities	46,354	34,970
Total current liabilities	188,083	123,601
Long-term borrowings under senior credit facility	848,750	665,000
Deferred tax liabilities	130,836	148,941
Other liabilities	28,855	30,745
Total liabilities	1,196,524	968,287
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 78,185 and 77,666 issued at March 31, 2017 and December 31, 2016, respectively	782	777
Additional paid-in capital	799,376	798,652
Treasury stock, at cost; 2,946 shares at March 31, 2017 and December 31, 2016	(123,051)	(123,051)
Accumulated other comprehensive loss	(51,453)	(57,154)
Retained earnings	226,837	220,443
Total stockholders’ equity	852,491	839,667
Total liabilities and stockholders’ equity	$2,049,015	$1,807,954

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net income	$6,394	$13,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,717	18,253
Deferred income tax	7	(120)
Amortization of debt issuance costs	393	616
Non-cash interest expense	—	2,064
Loss on disposal of property and equipment	348	61
Change in fair value of contingent consideration and other	261	131
Share-based compensation	5,363	3,265
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(589)	(18,440)
Inventories	(5,207)	(8,104)
Prepaid expenses and other current assets	(1,988)	1,288
Other non-current assets	(321)	(601)
Accounts payable, accrued expenses and other current liabilities	8,938	12,057
Deferred revenue	1,251	1,527
Other non-current liabilities	(5,685)	(386)
Net cash provided by operating activities	28,882	25,030
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,191)	(10,895)
Cash used in business acquisition, net of cash acquired	(193,928)	—
Change in restricted cash	—	4,165
Proceeds from sale of short-term investments	9,976	—
Net cash used in investing activities	(193,143)	(6,730)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	210,000	15,000
Repayments under senior credit facility	(20,000)	(1,875)
Principal payments under capital lease obligations	—	(160)
Proceeds from exercised stock options	1,167	1,038
Cash taxes paid in net equity settlement	(6,128)	(4,051)
Net cash provided by financing activities	185,039	9,952
Effect of exchange rate changes on cash and cash equivalents	1,280	702
Net increase in cash and cash equivalents	22,058	28,954
Cash and cash equivalents at beginning of period	102,055	48,132
Cash and cash equivalents at end of period	$124,113	$77,086

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
In the opinion of management, the March 31, 2017 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.
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
Amendment to the Certificate of Incorporation and Stock Split
On October 25, 2016, our Board of Directors recommended, subject to stockholder approval, an Amendment to the Company’s Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of common stock from 60.0 million shares to 240.0 million shares with $0.01 per share par value, for the purpose of, among other things, affecting a two-for-one stock split. The stockholders approved the amendment at its special stockholders meeting on December 21, 2016, and the Company subsequently filed a certificate of amendment to our amended and restated certificate of incorporation to effect the increase in the number of authorized shares of common stock and the two-for-one-stock split. Stockholders of record, as of the close of market on December 21, 2016, became entitled to receive one additional share of common stock for each share held. The shares were distributed on January 3, 2017. No fractional shares of common stock were issued as a result of the two-for-one stock split. The adjusted stock price was reflected on the NASDAQ stock market beginning on January 4, 2017.
The shares of common stock retain a par value of $0.01 per share. Accordingly, the stockholders' equity reflects the stock split by reclassifying from "additional paid-in capital" to "common stock" an amount equal to the par value of the increased shares resulting from the stock split. All share and per share amounts of common stock contained in the Company's financial statements have been restated for all periods to give retroactive effect to the stock split which went into effect on December 21, 2016.
Johnson & Johnson's Codman Neurosurgery Business
On February 14, 2017, the Company entered into a binding offer letter (the “Offer Letter”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”) a wholly-owned subsidiary of Johnson & Johnson, pursuant to which the Company made a binding offer (the “Binding Offer”) to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Neurosurgery Transaction”). The assets and liabilities subject to the proposed Codman Neurosurgery Transaction relate to the research, development, manufacture, marketing, distribution and sale of certain products used in connection with neurosurgery procedures (the “Codman Neurosurgery Business”). The purchase price for the Codman Neurosurgery Transaction is $1.0 billion, subject to adjustments set forth in the Purchase Agreement (as defined below) relating to the book value of inventory transferred to the Company at the closing of the Codman Neurosurgery Transaction, the book value of certain inventory retained by DePuy Synthes and the amount of certain prepaid taxes (as so adjusted, the “Purchase Price”).

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Binding Offer expires on the earlier of (i) May 15, 2017 and (ii) the second business day after each of the employees’ representative bodies of DePuy Synthes and its affiliates in certain jurisdictions have concluded certain statutory information or consultation processes in connection with the Codman Neurosurgery Transaction (the “Specified Consultation Processes”). The Binding Offer can be extended by either party in certain circumstances to no later than August 14, 2017. Upon completion of the Specified Consultation Processes, the Company expects that DePuy Synthes will accept the Binding Offer by countersigning the asset purchase agreement attached to the Offer Letter (the “Purchase Agreement”). The Offer Letter provides that, until the Binding Offer is accepted or the Offer Letter is terminated, DePuy Synthes is prohibited from soliciting proposals from, negotiating or discussing with, or entering into an agreement with, third parties with respect to an alternative transaction relating to 25% or more of the assets of the Codman Neurosurgery Business. If DePuy Synthes does not accept the Binding Offer prior to its expiration, the Offer Letter requires DePuy Synthes to pay the Company $10.5 million as reimbursement for the Company’s expenses. The Offer Letter requires DePuy Synthes to pay a termination fee of $41.8 million if (i) the Company terminates the Offer Letter as a result of DePuy Synthes’ breach of its exclusivity obligations or (ii) any person has made an alternative proposal prior to the termination of the Binding Offer, DePuy Synthes fails to accept the Binding Offer and DePuy Synthes enters into a definitive agreement with respect to any alternative proposal within twelve months after the termination of the Offer Letter.
Recently Issued Accounting Standards
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption as of January 1, 2017 is permitted. The Company will adopt this standard on January 1, 2018. The Company expects to apply the full retrospective method of adoption. The Company has developed a project plan to assess the potential impact of the standard and has evaluated a sample of significant contracts. The Company has not yet reached a conclusion as to how the adoption of the standard will affect the Company's financial position, results of operations and cash flows.
In July 2015, the FASB issued Update No. 2015-11, Simplifying the Measurement of Inventory. The amendment requires an entity to measure inventory that is within the scope of this amendment at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years for public business entities. Early adoption was permitted. The Company adopted ASU 2015-11 as of January 1, 2017 on a prospective basis, and there was no significant impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). Under current accounting guidance an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment. Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies, to the extent of previous windfalls, in equity when an award is settled. A tax benefit currently is recognized only when it is realized. Excess tax benefits at settlements are currently reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax effects of share-based payment settlements are to be presented as cash inflows from operating activities with either a prospective or retrospective transition method. The amendment also removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied for this provision of the amendment. ASU 2016-09 allows the Company to elect either to account for forfeitures based on an estimate of the number of awards for which the requisite service period is not expected to be rendered with a true-up for actual forfeitures or to account for forfeitures as they occur. The amendment also requires cash outflows attributable to tax withholdings on the net settlement of equity-classified awards to be classified in financing cash flows, with any changes to be applied retrospectively. ASU 2016-09 is effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption was permitted.
The Company elected to early adopt ASU 2016-09 during the quarter ended June 30, 2016. As a result, the Company has reflected any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The Company

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

elected to account for forfeitures as they occur. The impact in retained earnings as of December 31, 2015 from this provision was not significant. The Company has adopted amendments related to accounting for excess tax benefits prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $1.8 million for the three months ended March 31, 2016. Amendments related to the condensed consolidated statement of cash flows have been adopted retrospectively. As a result of this adoption, net cash provided by operating activities increased by $5.9 million, and net cash provided by financing activities decreased by $5.9 million for the three months ended March 31, 2016. The prior periods were retrospectively adjusted to reflect the change.
In August 2016, the FASB issued Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distribution received from equity method investees and beneficial interest in securitization transaction. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
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
In January 2017, the FASB issued Update 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company elected to early adopt ASU 2017-04 effective January 1, 2017 and will apply the new guidance in its annual assessment in the third quarter of 2017.
In January 2017, the FASB issued Update No. 2017-01, Business Combinations. The standard provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a “set”) does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business. If the screen is not met, the guidance requires a set of assets and activities to be considered a business and to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company elected to early adopt ASU 2017-01 effective January 1, 2017. The implementation of the amended guidance did not have any material impact on the Company's consolidated financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

2. BUSINESS ACQUISITION
Derma Sciences
On February 24, 2017, the Company executed the Agreement and Plan of Merger (the "Merger Agreement") under which the Company acquired all of the outstanding shares of Derma Sciences, Inc., a Delaware corporation ("Derma Sciences") for an aggregate purchase price of approximately $210.8 million, including payment of certain of Derma Science's closing expenses and settlement of stock-based compensation plans of $4.8 million and $4.3 million, respectively. The purchase price consisted of a cash payment to the former shareholders of Derma Sciences of approximately $201.7 million upon the closing of the transaction.
Derma Sciences is a tissue regeneration company focused on advance wound and burn care that offers products to help manage chronic and hard-to-heal wounds, especially those resulting from diabetes and poor vascular functioning.
The Company recorded revenue for Derma Sciences of approximately $10.4 million in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2017. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following summarizes the preliminary allocation of the purchase price as of March 31, 2017 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash and cash equivalents	$16,512
Short-term investments	19,238
Accounts receivable	8,949
Inventory	18,089
Prepaid expenses and other current assets	4,369
Property, plant and equipment	4,311
Intangible assets:		Wtd. Avg. Life:
Customer relationship	78,300	14 years
Trademarks/brand names	13,500	15 years
Completed technology	11,600	14 years
Non-compete agreement	280	1 year
Goodwill	66,488
Deferred tax assets	19,355
Other assets	101
Total assets acquired	261,092
Accounts payable	4,560
Accrued expenses and other current liabilities	6,634
Contingent liability	36,314
Other liabilities	2,813
Net assets acquired	$210,771

Goodwill was allocated to the Orthopedics and Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.
Short-term Investments
Short-term investments recognized at acquisition date of Derma Sciences are investments in equity and debt securities including certificates of deposit purchased with an original maturity greater than three months which are deposited in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Short-term investments are classified as Level 1 in fair value hierarchy. Fair values of short-term investments are determined using the unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the balance sheet date.
At March 31, 2017, short-term investments consisted of an investment in equity securities with an estimated fair value of $11.3 million. At March 31, 2017, the Company had no securities with an unrealized loss position. As of March 31, 2017, the Company did not have any realized gains or losses from the sale of short-term investments.
Short-term investments are available for current operations.
Deferred Taxes
The acquired deferred taxes of $19.4 million primarily include a deferred tax asset of $39.7 million related to a federal net operating loss which the Company expects to utilize against income in future periods and a deferred tax asset of $15.8 million related to

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

intangibles acquired by Derma Sciences in previous periods, offset by a deferred tax liability of $36.8 million for new intangibles for which the Company will not receive a tax benefit.
United States Food and Drug Administration ("FDA") Untitled Letter
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC’s ("BioD") morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products (BioD is a wholly owned subsidiary of Derma Sciences). Since the issuance of the Untitled Letter, BioD and now the Company has been in discussions with the FDA to communicate its disagreement with the FDA’s assertion that certain products are more than minimally manipulated and therefore do not meet the requirements for HCT/Ps. To date, the FDA has not changed its position that certain of the acquired morselized products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The FDA held a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company continues to market these products. The Company continues to monitor the FDA's position on these products.

Contingent Considerations

The Company assumed contingent liabilities incurred by Derma Sciences related to its acquisitions of BioD and the intellectual property related to the Medihoney product. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a discounted cash-flow model. The contingent liabilities recognized as part of the Derma Sciences acquisition relate to the following:

i.
contractual incentive payments that could be made to former equity owners of BioD if net sales of BioD products exceed a certain amount for the twelve-month periods ending June 30, 2017 and 2018. ("BioD Earnout Payment");

ii.
a contractual incentive payment that could be made to the former equity owners if there has been no specific enforcement action or notice by the FDA against the specific BioD products as a result of the Untitled Letter for a certain period after closing as defined by the agreement ("Product Payment"); and

iii.
contractual incentive payments that will be made to the former owner of the intellectual property relating to the Medihoney product line, if net sales of Medihoney products exceed certain amounts defined in the agreement between Derma Sciences and the former owner of the intellectual property of Medihoney for any twelve-month period ("Medihoney Earnout Payment").

At the date of the acquisition, net sales used in estimating the BioD Earnout Payment is based on the weighted average of different possible scenarios using revenue volatility of 13.5%. The BioD Earnout Payment was valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payment is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million.
At the date of acquisition, the Company estimates that the probability of the Product Payment was 98.0% and valued it at a discount rate of 2.5%. The maximum payout related to the Product Payment is $29.7 million. The estimated fair value as of February 24, 2017 was $25.9 million.
At the date of the acquisition, net sales used in estimating the Medihoney Earnout Payment is based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payment was valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payment is $5.0 million. The estimated fair value as of February 24, 2017 was $1.3 million.
These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent considerations are re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. Depending on the expected timing of the estimated payments, the acquisition date fair values and subsequent remeasurement could be different.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2017 and 2016 as if the acquisitions had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1 of the year prior to the acquisition that will not be recurring in the post-acquisition periods, which includes $2.9 million incurred by Derma Sciences prior to acquisition and $7.4 million incurred by Integra, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Total revenue	$271,464	$257,012
Net income	$7,824	$4,275
Basic income per share	$0.10	$0.06

3. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Finished goods	$143,228	$127,973
Work in process	49,033	39,247
Raw materials	47,548	50,043
	$239,809	$217,263

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three-month period ended March 31, 2017 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2016	$284,358	$226,213	$510,571
Derma Sciences acquisition	—	66,488	66,488
Foreign currency translation	513	657	1,170
Balance, March 31, 2017	$284,871	$293,358	$578,229

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$491,698	$(101,953)	$389,745
Customer relationships	13 years	231,257	(80,002)	151,255
Trademarks/brand names	28 years	104,191	(19,997)	84,194
Supplier relationships	27 years	34,721	(14,021)	20,700
All other (1)	5 years	11,147	(2,633)	8,514
		$873,014	$(218,606)	$654,408

	December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$479,964	$(94,991)	$384,973
Customer relationships	12 years	152,335	(77,005)	75,330
Trademarks/brand names	30 years	90,507	(19,158)	71,349
Supplier relationships	27 years	34,721	(13,664)	21,057
All other (1)	5 years	10,806	(2,340)	8,466
		$768,333	$(207,158)	$561,175

(1)	At March 31, 2017 and December 31, 2016, all other included in-process research and development ("IPR&D") of $1.0 million in both periods, which was indefinite-lived.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to be approximately $48.1 million in 2017, $48.9 million in 2018, $48.8 million in 2019, $48.7 million in 2020, $47.7 million in 2021 and $44.2 million in 2022. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

5. DEBT
Amended and Restated Senior Credit Agreement

On March 31, 2017, the Company entered into an amendment ("March 2017 Amendment") to its fourth amended and restated Senior Credit Facility (the “Fourth Amendment and Restatement”) with a syndicate of lending banks and Bank of America, N.A., as Administrative Agent. The March 2017 Amendment increased the aggregate principal amount from $1.5 billion to $2.2 billion available to the Company through the following facilities:

i.	a $500.0 million Term Loan A facility;

ii.
a $700.0 million Term Loan A-1, which will be available in a single drawing on a delayed basis at the time of closing of the Asset Purchase Agreement dated February 14, 2017 between the Company and DuPuy Synthes, Inc., a wholly owned subsidiary of Johnson & Johnson to acquire certain assets, and assume certain liabilities of Johnson & Johnson’s Codman neurosurgery business (see Note 1 - Basis of Presentation); and

iii.	a $1.0 billion revolving credit facility, which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In connection with the March 2017 Amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants was increased to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio

First fiscal quarter ended after the delayed draw date of Term Loan A-1 through September 30, 2018	5.50 : 1.00
October 1, 2018 through September 30, 2019	5.00 : 1.00
October 1, 2019 through September 30, 2020	4.50 : 1.00
October 1, 2020 and thereafter	4.00 : 1.00

There was no change in the maturity date, which remains December 7, 2021.
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to:

i.	the Eurodollar Rate (as defined in the amendment and restatement) in effect from time to time plus the applicable rate (ranging from 1.00% to 2.00%), or

ii.	the highest of:

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%,

2.	the prime lending rate of Bank of America, N.A., or

3.	the one-month Eurodollar Rate plus 1.00%.
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40.0 million that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA) at the time of the applicable borrowing.

The Company also will pay an annual commitment fee ranging from 0.15% to 0.35%, based on the Company’s consolidated total leverage ratio on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants, and, as of March 31, 2017, the Company was in compliance with all such covenants. The Company capitalized $0.2 million of incremental financing costs in 2017 in connection with the modifications to the Senior Credit Facility.
At March 31, 2017 and December 31, 2016, there were $355.0 million and $165.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.4% and 2.2%, respectively. At March 31, 2017 and December 31, 2016, there was $500.0 million outstanding under the Term Loan A component of the Senior Credit Facility at a weighted average interest rate of 2.4% and 2.2%, respectively. At March 31, 2017, there was approximately $1.3 billion available for borrowing under the Senior Credit Facility, including the $700.0 million available under the Term Loan A-1 component.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan A components at March 31, 2017 was approximately $319.9 million and $453.5 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside the next twelve-month period.

Letters of credit outstanding as of March 31, 2017 and December 31, 2016 totaled $0.5 million. There were no amounts drawn as of March 31, 2017.
The Company used interest rate derivative instruments to manage earnings and cash flow exposure to changes in interest rates of the Term Loan A component of the Senior Credit Facility. At March 31, 2017 and December 31, 2016, the notional amounts related to the Company’s interest rate swaps were $400.0 million and $150.0 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contractual repayments of the Term Loan A will begin March 31, 2018 and are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2017	—
2018	25,000
2019	25,000
2020	37,500
2021	412,500
$500,000
The outstanding balance of revolving credit component of the Senior Credit Facility is due on December 7, 2021.
2016 Convertible Senior Notes
On December 15, 2016, the Company extinguished its 1.625% Convertible Senior Notes due in 2016 (the "2016 Convertible Notes") by paying the principal amount of $227.1 million and issued 2.9 million shares of common stock with a fair value of $122.0 million related to excess conversion value. No gain or loss on extinguishment was recognized as a result of the conversion. The Company also received 2.9 million shares of common stock from the exercise of call options with hedge participants with a fair value of $123.1 million at the date of the exercise. The shares of common stock received from the exercise of the call options were held as treasury stock as of December 31, 2016 at a weighted average price of $41.78 for a total of $123.1 million.
The 2016 Convertible Notes were issued on June 15, 2011 with the aggregate principal of $230.0 million and a maturity date of December 15, 2016. The 2016 Convertible Notes bore interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. The 2016 Convertible Notes were senior, unsecured obligations and were convertible into cash and, if applicable, shares of its common stock based on a conversion rate defined within the note agreement.
In connection with the issuance of the 2016 Convertible Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction was approximately $28.72 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction was approximately $35.03 per share, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similar to the 2016 Convertible Notes as a result of the spin-off of the Company's spine business in July 2015 to $26.42 per share and $32.22 per share, respectively. The warrants will expire on a series of expiration dates from March 2017 to August 2017. For the three months ended March 31, 2017, the hedge participants exercised 1,131,890 warrants and as a result the Company issued 211,713 shares of common stock. The Company has 7,575,310 warrants outstanding as of March 31, 2017.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts) for the three months ended March 31, 2016 (in thousands):

Three months ended March 31, 2016
2016 Notes:
Amortization of the discount on the liability component (1)	$2,064
Cash interest related to the contractual interest coupon (2)	887
Total	$2,951
(1)The amortization of the discount on the liability component of the 2016 Notes is presented net of capitalized interest of $0.1 million for the three months ended March 31, 2016.
(2)The cash interest related to the contractual interest coupon on the 2016 Notes is presented net of a minimal amount of capitalized interest for the three months ended March 31, 2016.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of March 31, 2017 (amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
Term Loan A	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month BBA LIBOR	$646
Term Loan A	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month BBA LIBOR	646
Term Loan A	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	775
Term Loan A	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	52
Term Loan A	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	300
Term Loan A	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	60
Total interested rate derivatives designated as cash flow hedge	$400,000						$2,479
The Company designated these derivative instruments as cash flow hedges. The Company recorded the effective portion of the change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point the effective portion of any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
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
Counterparty Credit Risk
The Company manages its concentration of counterparty credit risk on its derivative instruments by limiting acceptable counterparties to a group of major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings and outstanding positions on an ongoing basis. Therefore, the Company considers the credit risk of the counterparties to be low. Furthermore, none of the Company’s derivative transactions is subject to collateral or other security arrangements, and none contain provisions that depend upon the Company’s credit ratings from any credit rating agency.

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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2017	December 31, 2016
	(In thousands)
Derivatives designated as hedges — Assets:
Interest rate swap — Prepaid expenses and other current assets (2)	$642	$242
Interest rate swap — Other assets (2)	$2,020	1,629
	$2,662	$1,871
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$183	$—

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)
At March 31, 2017 and December 31, 2016, the notional amounts related to the Company’s interest rate swaps were $400.0 million and $150.0 million, respectively. There is no expected reduction in this notional amount in the next twelve months.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2017:

	Balance in AOCI Beginning of Quarter	Amount of Gain Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2017
Interest rate swap	$1,871	$586	$(22)	$2,479	Interest expense
	$1,871	$586	$(22)	$2,479

There were no outstanding derivative instruments during three months ended March 31, 2016.

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three months ended March 31, 2017 and 2016.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7. STOCK-BASED COMPENSATION
As of March 31, 2017, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers and employees, and within a year from date of grant for directors and generally expire eight years from the grant date for employees, and from eight to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the Plans is subject to service and performance conditions.

Stock Options

As of March 31, 2017, there were approximately $6.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 186,853 stock options granted during the three months ended March 31, 2017.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2017, there were approximately $27.3 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 263,154 restricted stock awards and 133,333 performance shares during the three months ended March 31, 2017.
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

8. TREASURY STOCK

On October 25, 2016, the Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions. As of March 31, 2017 there remained $150.0 million available for repurchase under this authorization.

As part of the conversion of the 2016 Convertible Notes, the Company received 2.9 million shares of common stock from the exercise of call options with hedge participants. The shares of common stock received from exercise of the call options are held as treasury stock as of March 31, 2017 and December 31, 2016 at a weighted average of $41.78 per share for a total of $123.1 million.

There were no cash treasury stock repurchases during the three months ended March 31, 2017 and 2016.

9. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2017	2016

Reported tax rate	(34.8)%	10.5%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company’s effective income tax rates for the three months ended March 31, 2017 and 2016 were (34.8)% and 10.5%, respectively. For the three months ended March 31, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016, and $0.9 million additional excess tax benefits from stock-based compensation. The tax rate for the three months ended March 31, 2016 included a benefit of $0.3 million related to the release of uncertain tax positions.

The Company expects its effective income tax rate for the full year to be approximately 11.1%, resulting largely from excess tax benefits from stock-based compensation, Federal research credit benefits and the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

10. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$6,394	$13,419
Weighted average common shares outstanding	74,765	73,934
Basic net income per common share	$0.09	$0.18

Diluted net income per share:
Net income	$6,394	$13,419

Weighted average common shares outstanding — Basic	74,765	73,934
Effect of dilutive securities:
2016 Convertible notes	—	1,306
Warrants	2,139	—
Stock options and restricted stock	1,490	1,226
Weighted average common shares for diluted earnings per share	78,394	76,466

Diluted net income per common share	$0.08	$0.18

Shares of common stock of approximately 0.2 million and 0.6 million at March 31, 2017 and 2016, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

For the three months ended March 31, 2017 the potential excess conversion value on warrants was included in the Company's dilutive share calculation because the average stock price for the three months ended March 31, 2017 exceeded the conversion price. For the three months ended March 31, 2016, the potential excess conversion value on warrants was excluded in the Company's dilutive share calculation because the effect was anti-dilutive.

For the three months ended March 31, 2016 the potential excess conversion value on the 2016 Notes were included in the Company's dilutive share calculation because the average stock price for the three months ended March 31, 2016 exceeded the conversion price.

Restricted and performance units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$6,394	$13,419
Foreign currency translation adjustment	4,064	11,244
Change in unrealized gain on derivatives, net of tax	347	—
Unrealized gain on short-term investments	1,292	—
Pension liability adjustment, net of tax	(2)	(7)
Comprehensive income, net	$12,095	$24,656

Changes in Accumulated Other Comprehensive Income by component between December 31, 2016 and March 31, 2017 are presented in the table below, net of tax:

	Gain on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Gain on Short-term Investment	Total
	(In thousands)
Beginning balance	$1,071	$(36)	$(58,189)	—	$(57,154)
Other comprehensive (loss) income	347	(2)	4,064	1,292	5,701
Ending balance	$1,418	$(38)	$(54,125)	$1,292	$(51,453)

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$156,290	$151,175
Orthopedics and Tissue Technologies	102,346	85,595
Total revenues	$258,636	$236,770
Segment Profit
Specialty Surgical Solutions	$62,703	$57,581
Orthopedics and Tissue Technologies	27,079	20,275
Segment profit	89,782	77,856
Amortization	(4,101)	(3,471)
Corporate and other	(75,722)	(52,285)
Operating income	$9,959	$22,100

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
United States	$201,096	$181,232
Europe	28,816	29,442
Rest of World	28,724	26,096
Total Revenues	$258,636	$236,770

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

manufactures for BSC) not covered by insurance. As of April 26, 2017, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which covers the first fifteen months after closing.
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
Contingent Consideration
The Company increased the fair value of contingent consideration during the three-month period ended March 31, 2017 to reflect the change in estimate and the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.		Location in Financial Statements
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	$—	$—	$—	$22,036
Additions from acquisition of Derma Sciences	32,848	3,467	—	—
Transfers from long-term to current portion	—	—	4,198	(4,198)
Loss from increase in fair value of contingent consideration liabilities	—	82	—	120	Selling, general and administrative
Balance as of March 31, 2017	$32,848	$3,549	$4,198	$17,958
The fair values of contingent consideration related to the acquisition of Confluent Surgical, Inc. were estimated using a discounted cash flow model using discount rate of 2.20%.

The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balance was included in short-term portion of contingent consideration and other liabilities at March 31, 2017 and in other liabilities at December 31, 2016.

Supply Agreement Liability and Above Market Supply Agreement Liability
The Company determined the fair value of its supply agreement liability and above market supply agreement liability with Covidien Group S.a.r.l during the three-month period ended March 31, 2017 to reflect the payments, change in estimate and the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

	Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Long-term	Location in Financial Statements
Balance as of January 1, 2017	$166	$—	$2,648
Payments	(166)	—	(155)
Transfer from long-term to current portion	—	1,752	(1,752)
Loss from increase in fair value	—	—	59	Selling, general and administrative
Balance as of March 31, 2017	$—	$1,752	$800
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using discount rate of 12.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The supply agreement liability-current was included in accrued expenses and other current liabilities and the supply agreement-long term and above market supply agreement liability were included in other liabilities at March 31, 2017 and December 31, 2016.

There are no transfers between level 1, 2 or 3 during the three months ended March 31, 2017 and 2016. If the Company's estimate regarding the fair value of its contingent consideration liabilities, supply agreement liability and above market supply agreement

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

liability are inaccurate, a future adjustment to these estimated fair values may be required. Additionally, these estimated fair values could change significantly.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three months ended March 31, 2017, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated and the likelihood of loss is remote.

14. SUBSEQUENT EVENT
On April 4, 2017, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, MCF I LP THX Medical System LLC Holdings, Inc., Terragraphix, Inc. and TGX Medical Systems, LLC (collectively, "TGX Medical"). Pursuant to the Purchase Agreement, the Company purchased all issued and outstanding membership interests in TGX Medical for $5.3 million, subject to adjustment based on actual working capital as defined in the Purchase Agreement at the date of closing.
TGX Medical designs, develops and markets software solutions that track instruments from the operating room through sterilization to storage, ensuring they have been properly cleaned, assembled and maintained. TGX Medical’s customers are located in the U.S. and Canada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.

GENERAL
Integra is a worldwide leader in medical technology focused on limiting uncertainty for surgeons so that they can concentrate on providing the best patient care. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial procedures, small bone and joint reconstruction, the repair and reconstruction of soft tissue, and instruments for surgery.
We manufacture and sell our products in two reportable business segments — Specialty Surgical Solutions and Orthopedics and Tissue Technologies. Our Specialty Surgical Solutions products offer specialty surgical implants and instrumentation for a broad range of specialties. This product category includes products and solutions for dural repair, precision tools and instruments, tissue ablation, and neuro critical care including market-leading product portfolios used in neurosurgery operating suites and critical care units. Our Orthopedics and Tissue Technologies products offer a unique combination of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, alongside small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This product category also includes private-label sales of a broad set of our regenerative medicine technologies.
We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, Canada, China and Mexico. We also source most of our handheld surgical instruments and specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.

We have several sales channels in the United States. Specialty Surgical Solutions products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. Orthopedics and Tissue Technologies products are sold through directly employed sales representatives and specialty distributors focused on their respective surgical specialties. We sell in the international markets through a combination of direct sales organizations and distributors.
We also market certain products through strategic partners in the United States.
Our objective is to become a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals and is a high-quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers so they can concentrate on providing the best care for their patients and by becoming a company recognized as a leader by our customers worldwide in specialty surgical applications, regenerative technologies and extremities orthopedics. Our strategy is built around three pillars - execute, optimize, and accelerate growth. These three pillars support our strategic initiatives to deliver on our commitments through improved planning and communication, optimizing our infrastructure, and growing by introducing new products to the market through internal development, geographic expansion, and strategic acquisitions.
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

•
Diversification and Platform Synergies. The selling platforms of Specialty Surgical Solutions and Orthopedics and Tissue Technologies each contribute a different strength to our core business. Specialty Surgical Solutions provides us with a strong presence in the hospital, with market-leading products and comprehensive solutions for surgical specialties, such as neurosurgery, as well as a strong capacity to generate cash flows. Orthopedics and Tissue Technologies enables us to grow our top line by continuing to introduce new, differentiated products in fast-growing markets, such as small joint replacement and advanced wound care, as well as to increase gross margins. We have unique synergies between these platforms, such as our regenerative technology, instrument sourcing capabilities, and enterprise contract management.

•
Specialized Sales Footprint. Our medical technology investment and manufacturing strategy provide us with a specialized set of customer call-points and synergies. We have market-leading products across our portfolio providing both scale and depth in solutions for a broad set of clinical needs across many departments in healthcare systems. We also have clinical expertise across all of our channels in the United States, and an opportunity to expand and leverage this expertise in markets worldwide. In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our Enterprise Selling initiative to bring unique clinical solutions to the most difficult healthcare issues in our key accounts across multiple clinical sites and multi-hospital integrated delivery networks.

•
Ability to Change and Adapt. Our corporate culture is what enables us to adapt and evolve. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

Acquisitions
Derma Sciences
On February 24, 2017, the Company executed the Agreement and Plan of Merger (the "Merger Agreement") under which the Company acquired all of the outstanding shares of Derma Sciences, Inc., a Delaware corporation ("Derma Sciences") for an aggregate purchase price of approximately $210.8 million including payment of certain of Derma Science's closing expenses and settlement of stock-based compensation plans of $4.8 million and $4.3 million, respectively. The purchase price consisted of a cash payment to the former shareholders of Derma Sciences of approximately $201.7 million upon the closing of the transaction.
Derma Sciences is a tissue regeneration company focused on advance wound and burn care that offers products to help manage chronic and hard-to-heal wounds, especially those resulting from diabetes and poor vascular functioning.
Johnson & Johnson's Codman Neurosurgery Business
On February 14, 2017, we entered into a binding offer letter (the “Offer Letter”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”) and wholly-owned subsidiary of Johnson & Johnson, pursuant to which the we made a binding offer (the “Binding Offer”) to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Neurosurgery Transaction”). The assets and liabilities subject to the proposed Codman Neurosurgery Transaction relate to the research, development, manufacturing, marketing, distribution and sale of certain products used in connection with neurosurgery procedures (the “Codman Neurosurgery Business”). The purchase price for the Codman Neurosurgery Transaction is $1.0 billion, subject to adjustments set forth in the Purchase Agreement (as defined below) relating to the book value of inventory transferred to us at the closing of the Codman Neurosurgery Transaction, the book value of certain inventory retained by DePuy Synthes and the amount of certain prepaid taxes (as so adjusted, the “Purchase Price”).
The Binding Offer expires on the earlier of (i) May 15, 2017 and (ii) the second business day after each of the employees’ representative bodies of DePuy Synthes and its affiliates in certain jurisdictions have concluded certain statutory information or consultation processes in connection with the Codman Neurosurgery Transaction (the “Specified Consultation Processes”). The Binding Offer can be extended by either party in certain circumstances to no later than August 14, 2017. Upon completion of the Specified Consultation Processes, we expect that DePuy Synthes will accept the Binding Offer by countersigning the asset purchase agreement attached to the Offer Letter (the “Purchase Agreement”). The Offer Letter provides that, until the Binding Offer is accepted or the Offer Letter is terminated, DePuy Synthes is prohibited from soliciting proposals from, negotiating or discussing with, or entering into an agreement with, third parties with respect to an alternative transaction relating to 25% or more of the assets of the Codman Neurosurgery Business. If DePuy Synthes does not accept the Binding Offer prior to its expiration, the Offer Letter requires DePuy Synthes to pay us $10.5 million as reimbursement for our expenses. The Offer Letter requires DePuy Synthes to pay a termination fee of $41.8 million if (i) we terminates the Offer Letter as a result of DePuy Synthes’ breach of its exclusivity obligations or (ii) any person has made an alternative proposal prior to the termination of the Binding Offer, DePuy Synthes fails to accept the Binding Offer and DePuy Synthes enters into a definitive agreement with respect to any alternative proposal within twelve months after the termination of the Offer Letter.
We obtained sufficient capacity from our Senior Credit Facility to pay the purchase price and fees and expenses to be incurred in connection with the Transaction.
Clinical and Product Development Activities

After finalizing our multi-center clinical trial evaluating the safety and effectiveness of the INTEGRA Dermal Regeneration Template for the treatment of diabetic foot ulcers ("DFU") in 2015, we filed this data with the FDA and received PMA approval on January 7, 2016. The Company started commercializing the resulting DFU product, Omnigraft, late in 2016. Additionally, we finalized patient follow-up in a Post-Approval Study for our DuraSeal Exact Spine Sealant System, and submitted the study results on-time to the FDA in October 2016. The study showed the continued safety and effectiveness of this approved medical device, and we expect that this study will satisfy the post-approval commitment related to this product. We continue to invest in additional clinical studies to support market access and promotion of existing products, and to pursue new product indications, such as breast reconstruction. From a product development perspective, we are also investing in next generation nerve product, and longer term research programs to evaluate combination products.

FDA Untitled Letter

On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products (BioD is a wholly owned subsidiary of Derma Sciences). Since the issuance of the Untitled Letter, BioD and now the Company has been in discussions with the FDA to communicate its disagreement with the FDA’s assertion that certain products are more than minimally manipulated. To date, the FDA has not changed its position that certain of the acquired morselized products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The FDA held a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps.

If the FDA does allow us to continue to market its morselized products without a 510(k) or biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions on marketing, such as labeling restrictions and compliance with cGMP. Compliance with these conditions would require significant additional time and cost investments from us. It is also possible that the FDA will not allow us to market any form of a morselized product without a biologics license even prior to finalization of the draft guidance documents and could even require us to recall its morselized products. We continue to market these products. The Company continues to monitor the FDA's position on these products. Any potential action of the FDA could have a financial impact regarding the sales of BioD’s morselized amniotic tissue based products.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2017 was $6.4 million, or $0.08 per diluted share, as compared to $13.4 million or $0.18 per diluted share for the three months ended March 31, 2016.
Net income for the three months ended March 31, 2017 decreased from the same period last year primarily as a result of higher acquisition-related expenses of $14.3 million offset by growth in both of our Orthopedics and Tissue Technologies and Specialty Surgical Solutions segments. The results reflect strong growth in our dural repair and regenerative technology franchises.
Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Global ERP implementation charges	$2,427	$3,324
Structural optimization charges	1,586	1,709
Certain employee severance charges	125	650
Discontinued product lines charges	1,025	—
Acquisition-related charges	20,317	6,041
Convertible debt non-cash interest	—	2,064
Total	$25,480	$13,788

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cost of goods sold	$2,566	$4,848
Selling, general and administrative	22,914	6,876
Interest expense	—	2,064
Total from continuing operations	$25,480	$13,788

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning ("ERP") system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during 2017. We expect the additional capital and integration expenses associated with our current ERP system to decrease in 2017 as the project is substantially complete. However, we expect additional capital and integration expenses in 2017 associated with the integration of Derma Sciences.
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, assessing the business model objectives that management has established, and comparing our performance against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and valuation of Integra.
Update on Remediation Activities
We have an outstanding FDA warning letter related to TEI, acquired by Integra on July 17, 2015. TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that was not cleared or approved. TEI responded to the FDA with a corrective action plan and took action to address the issues prior to the completion of the acquisition. We will continue to monitor this activity and address all corrective actions submitted to the FDA. The FDA might not accept our corrective action plan or it might choose to scrutinize other promotional claims on products and require additional corrective actions. We do not expect to incur material operating expenses to complete the corrective action plan.
There were no material remediation expenses incurred in the three months ended March 31, 2017.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2017	2016
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$156,290	$151,175
Orthopedics & Tissue Technologies	102,346	85,595
Total revenue	258,636	236,770
Cost of goods sold	86,585	84,773
Gross margin on total revenues	$172,051	$151,997
Gross margin as a percentage of total revenues	66.5%	64.2%

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016
Revenues and Gross Margin
For the three months ended March 31, 2017, total revenues increased by $21.9 million to $258.6 million from $236.8 million for the same period in 2016.
Specialty Surgical Solutions revenues were $156.3 million, an increase of 3.4% from the prior-year period. The increase resulted from the growth of our dural repair products, which increased in the high single digits for the quarter, precision tools and instruments, which increased mid-single digits, and tissue ablation and neuro critical care, which together grew in the low single digits, driven by growth from both domestic and international orders. Our DuraGen and next generation Mayfield 2 cranial stabilization device contributed to the increase.
Orthopedics and Tissue Technologies revenues were $102.3 million, an increase of 19.6% from the prior-year period. Revenue from Derma Sciences acquisition was $10.4 million since its acquisition in February 2017. Revenues from skin products increased by mid-double digits during the quarter as a result of strong demand from both domestic and international markets. Our upper extremities products grew by high single digits, resulting from strong demand for shoulder products in the domestic market. Our private label business grew by 25% during the quarter. The increases were offset by lower sales of SurgiMend.
Gross margin increased to $172.1 million for the three-month period ended March 31, 2017, up from $152.0 million for the same period last year. Gross margin as a percentage of total revenue increased to 66.5% for the first quarter of 2017 from 64.2% for the same period last year. The increase in gross margin percentage resulted from an increase in sales of higher margin products such as dural repair, skin and wound products, and improvements in the utilization of our manufacturing facilities.
We expect our consolidated gross margin percentage for the full year 2017 to be approximately 65.0% to 66.0%. We expect no significant change in gross margin percentage in 2017 compared to 2016 with growth in our regenerative business being offset by our acquisition of Derma Sciences.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2017	2016
Research and development	6.0%	6.1%
Selling, general and administrative	55.1%	47.3%
Intangible asset amortization	1.6%	1.5%
Total operating expenses	62.7%	54.9%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $32.2 million, or 24.8%, to $162.1 million in the three months ended March 31, 2017, compared to $129.9 million in the same period last year.

Research and development expenses in the first quarter of 2017 increased by $1.0 million to $15.5 million compared to $14.5 million in the same period last year. This increase primarily resulted from an increase in headcount to support clinical studies. We expect full-year 2017 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the first quarter of 2017 increased by $30.5 million to $142.5 million compared to $112.0 million in the same period last year. Selling and marketing expenses increased by $9.4 million compared to last year resulting primarily from selling and marketing expenses of Derma Sciences of $3.9 million and additional investments in adding direct sales representatives and distributors. General and administrative costs increased by $21.1 million, resulting from the increase in acquisition-related expenses of $14.3 million, general and administrative expenses of Derma Sciences of $1.8 million and an increase in compensation expense as a result of additional headcount. We expect full-year selling, general and administrative expenses to be approximately 51.0% and 52.0% of revenue in 2017, resulting from acquisition and integration-related costs and as we make additional investments in our commercial channels.

Amortization expense as a percentage of revenues in the first quarter of 2017 increased compared to the same period last year. This increase was primarily related to the increase in intangibles from the Derma Sciences acquisition in the first quarter of 2017.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest income	$7	$6
Interest expense	(5,131)	(6,373)
Other expense, net	(90)	(738)

Interest Income and Interest Expense
Interest expense in the three months ended March 31, 2017 decreased by $1.2 million, primarily due to the settlement of our 2016 Convertible Notes in December 2016 offset by a higher outstanding balance on our Senior Credit Facility for the period compared to the same period in 2016. Our reported interest expense for the three-month period ended March 31, 2016 included non-cash interest related to the accounting for convertible securities of $2.1 million.
Interest income was negligible for the three months ended March 31, 2017 and 2016.
Other Expense
Other income for the three months ended March 31, 2017 and 2016 mainly includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income before income taxes	$4,745	$14,995
Income tax expense	(1,649)	1,576
Effective tax rate	(34.8)%	10.5%

The Company’s effective income tax rates for the three months ended March 31, 2017 and 2016 were (34.8)% and 10.5%, respectively. For the three months ended March 31, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016 and $0.9 million additional excess tax benefits from stock-based compensation. The tax rate for the three months ended March 31, 2016 included a benefit of $0.3 million related to the release of uncertain tax positions.

The Company expects its effective income tax rate for the full year to be approximately 11.1%, resulting largely from excess tax benefits from stock-based compensation, Federal research credit benefits and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.

While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items that we expect to pay in the coming year, which would be classified as current income taxes payable.

On March 29, 2017, the United Kingdom ("UK") provided formal notice of its intention to leave the European Union ("EU"). This notice begins the two-year negotiation process for the UK’s exit. Existing tax exemptions and tax relief between the UK and EU member states will most likely cease. The Company has entities domiciled in the UK and conducts transactions with entities within the EU. New tax legislation or renegotiated exemptions and tax relief may result in additional tax liabilities. The Company will monitor the ongoing negotiations and will assess the impact on its tax expense.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
United States	$201,096	$181,232
Europe	28,816	29,442
Rest of World	28,724	26,096
Total Revenues	$258,636	$236,770
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
Domestic revenues increased to $201.1 million, or 77.8% of total revenues, for the three months ended March 31, 2017 from $181.2 million, or 76.5% of total revenues, for the three months ended March 31, 2016. International revenues increased to $57.5 million from $55.5 million in the prior-year period, an increase of 3.6%. Foreign exchange fluctuations had a positive impact of $0.3 million on revenues for the three months ended March 31, 2017 compared to the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $124.1 million and $102.1 million at March 31, 2017 and December 31, 2016, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2017, our non-U.S. subsidiaries held approximately $93.7 million of cash and cash equivalents that are available for use by our operations outside the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$28,882	$25,030
Net cash used in investing activities	(193,143)	(6,730)
Net cash provided by financing activities	185,039	9,952
Effect of exchange rate fluctuations on cash	1,280	702

In 2017, we anticipate that our principal uses of cash will include approximately $50.0 to $55.0 million of capital expenditures primarily for support and maintenance in our existing plants, facility automation, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. We also expect to spend approximately $1.0 billion to complete the acquisition of the Codman Neurosurgery Business, which is expected to be completed in the fourth quarter of 2017. The Company will fund the acquisition through the Term Loan A-1 and revolving credit components of our Senior Credit Facility.

Cash Flows Provided by Operating Activities
We generated operating cash flows of $28.9 million and $25.0 million for the three months ended March 31, 2017 and 2016, respectively.
Operating cash flows for the three months ended March 31, 2017 increased compared to the same period in 2016. Net income decreased compared to the same period of the prior year. Changes in non-cash adjustments included in net income increased cash flows for the three months ended March 31, 2017 by approximately $1.8 million compared to the same period in 2016, which resulted primarily from the increase in depreciation and amortization and share-based compensation expenses, offset by non-cash interest expense from convertible debt, which was settled in December 2016. Changes in working capital increased cash flows for the three months ended March 31, 2017 by approximately $2.4 million. Among the changes in working capital, accounts receivable used $0.6 million of cash, inventory used $5.2 million of cash, prepaid expenses and other current assets used $2.0 million of cash and accounts payable, and accrued expenses and other current liabilities provided $8.9 million of cash. Increases in accounts receivables and inventories are consistent with the increase in revenue.
Operating cash flow for the three months ended March 31, 2016 decreased compared to the same period in 2015. Net income was consistent compared to the same period of the prior year. Changes in working capital decreased cash flows by approximately $11.7 million. Among the changes in working capital, accounts receivable used $18.4 million of cash, inventory used $8.1 million of cash, prepaid expenses and other current assets provided $1.3 million of cash and accounts payable, accrued expenses and other current liabilities provided $12.1 million of cash.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2017, we paid $9.2 million for capital expenditures, most of which were directed to our global enterprise system implementation and commercial expansion. We also used $193.9 million for the acquisition of Derma Sciences, net of cash acquired. We received $10.0 million from sale of short-term investments acquired from Derma Sciences.
During the three months ended March 31, 2016, we paid $10.9 million for capital expenditures, most of it was directed to our global enterprise system implementation and commercial expansion. We also released $4.2 million from a restricted cash account that supported our European cash pool activities.
Cash Flows Provided by Financing Activities
Our principal source of cash from financing activities in the three months ended March 31, 2017 was a $210.0 million borrowing under our Senior Credit Facility used to acquire Derma Sciences and proceeds that we received from the exercise of stock option of $1.2 million offset by repayments of $20.0 million on the revolving portion of our Senior Credit Facility and $6.1 million cash taxes paid in net equity settlement.
Our principal source of cash from financing activities in the three months ended March 31, 2016 was a $15.0 million borrowing under our Senior Credit Facility for general operating purposes and proceeds that we received from stock option exercises of $1.0 million offset by repayments of $1.9 million on the revolving portion of our Senior Credit Facility and $4.1 million cash taxes paid in net equity settlement.
Upcoming Debt Maturities
The first installment of the Company's Term Loan A component of its Senior Credit Facility of $6.3 million is due on March 31, 2018, which is recorded as current liabilities in the Company's consolidated balance sheets. There are no other upcoming debt maturities in the next twelve months.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 5 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities.

Share Repurchase Plan

On October 25, 2016, our Board of Directors terminated the previous share repurchase authorization dated October 28, 2014, which authorized management to purchase of up to $75.0 million of outstanding common stock prior to the end of 2016, and authorized a new repurchases of up to $150.0 million of outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.

The Company has not repurchased any shares of common stock under these authorizations through March 31, 2017.

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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures. The Company considers the portion of the Senior Credit Facility payable within the next twelve-month period of $6.3 million as a current liability. The Company considers the remaining outstanding amounts to be long term in nature based on its current intent and ability to repay the borrowings outside of the next twelve-month period.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, have not materially changed.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Mexican pesos, Brazilian reais, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
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
We maintain written policies and procedures governing our risk management activities. With respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. Consequently, foreign currency exchange contracts would not subject us to material risk resulting from exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.

The results of operations discussed herein have not been materially affected by inflation.
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2017 would increase interest income by approximately $1.2 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixes the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning various dates starting on December 31, 2016.
Based on our outstanding borrowings at March 31, 2017, a one-percentage point increase in interest rates would affect interest expense on the debt by $4.6 million on an annualized basis. A one-percentage point decrease in interest rates would affect interest expense on the debt by $5.0 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEI

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of April 26, 2017, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which covered the first fifteen months after closing.

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

Derma Sciences

Purported stockholders of Derma Sciences have filed three class action lawsuits challenging the proposed acquisition of Derma Sciences by Integra and its subsidiary, Integra Derma, Inc. (the “Proposed Acquisition”). On January 30 and February 3, 2017, complaints captioned Rabadi v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00628 (the “Rabadi Complaint”) and Klingel v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00738, were filed in the United States District Court for the District of New Jersey against Derma Sciences, each member of its board of directors (the “Derma Sciences Board”), Integra, and Integra Derma, Inc. On January 31, 2017, a complaint captioned Parshall v. Derma Sciences, Inc., et al., Case No. 2017-0074 (the “Parshall Complaint”), was filed in the Court of Chancery of the State of Delaware against Derma Sciences, each member of the Derma Sciences Board, Integra, and Integra Derma, Inc. The complaints seek certification of a class action on behalf of all Derma Sciences’ public stockholders. Each complaint alleges, among other things, that the process leading up to the Proposed Acquisition, including Integra’s offer to purchase the outstanding shares of Derma Sciences, was inadequate, and that the Schedule 14D-9 filed by Derma Sciences on January 25, 2017 omits certain material information, which each complaint alleges renders the information disclosed materially misleading. The Rabadi Complaint and the Parshall Complaint also allege that the members of the Derma Sciences Board breached their fiduciary duties with respect to the Proposed Acquisition, and that Integra, Integra Derma, Inc. and Derma Sciences aided and abetted those alleged breaches of fiduciary duties. Each complaint seeks, among other things, to rescind the Proposed Acquisition or recover money damages in the event the Proposed Acquisition is consummated. While the complaints also sought to enjoin the Proposed Acquisition, on February 9, 2017, plaintiffs agreed to not pursue preliminary injunctive relief in return for Derma Sciences making certain additional disclosures. Integra and Integra Derma, Inc. believe that the complaints are wholly without merit and intend to vigorously defend against these lawsuits. The underlying cases were dismissed by Plaintiffs and the parties settled on $225,000 for fees to be paid to Plaintiffs’ attorneys for all three cases. Plaintiffs will determine how the $225,000 is split.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three months ended March 31, 2017, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not materially changed except the following:

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2015 and March 31, 2017, we have acquired 5 businesses at a total cost of approximately $542.2 million.

We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction and integration expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls or infrastructure to support the activities of the businesses post-acquisition at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired businesses and operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.

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

We take care to provide that our products are safe and free of agents that can cause disease. In particular, we have qualified a source of collagen from a country outside the United States that is considered BSE/TSE-free. The World Health Organization classifies different types of bovine tissue for relative risk of BSE transmission. Deep flexor tendon and bovine fetal skin, which are used in our products, are in the lowest-risk categories for BSE transmission and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, could become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of prions. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be sourced from countries where no cases of BSE have occurred, and the EU has requested that our dural replacement products and other products that are used in neurological tissue be sourced from a country where no cases of BSE have occurred. Currently, we source bovine fetal hides from the United States and purchase tendon from the United States and New Zealand. New Zealand has never had a case of BSE. We received approval in the United States, the EU, Japan, Taiwan, China, Argentina as well as other countries for the use of New Zealand-sourced tendon in the manufacturing of our products. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we could not be permitted to sell our collagen products in certain countries.

Certain of our products are derived from human tissue and are subject to additional regulations and requirements.
We manufacture and distribute products derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. Examples include bone, ligament, skin, amniotic tissue and cornea.

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

On June 22, 2015, the FDA issued an Untitled Letter alleging that BioD’s morselized amniotic membrane tissue based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. To date, the FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The FDA held a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps.

The FDA may impose conditions on marketing, such as labeling restrictions and compliance with cGMP prior to issuing the final Guidance Documents. Compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA may not allow the Company to market any form of a morselized tissue product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its morselized products. Any potential action of the FDA could have a financial impact regarding the sales of BioD’s morselized amniotic tissue based products.

New EU Medical Device Regulations
The European Medical Device Regulation (EU MDR) is an extensive reform of the rules that govern the medical device industry in Europe. This regulation replaces the Medical Device Directive (MDD). Once the EU MDR enters becomes effective, manufacturers will have three (3) years to comply with a broad set of new rules for almost every kind of medical device. The MDR Regulation will require changes in the clinical evidence required for medical devices, postmarket clinical follow-up evidence, annual reporting of safety information for Class II products, Unique Device Identification (UDI) for all products with compliance for implementation of information to a European database reclassification of medical devices, and multiple other labeling changes.

Under the new EU MDR rules, medical device companies will have to among other things:

•	Provide significantly more clinical evidence to get new products to market and even to keep existing products on the market;

•Change product labeling and make certain product data available to the public; and

•Conduct product portfolio assessments to determine impact of the EU MDR on company margins.

Overall, medical device companies can expect longer lead times to obtain CE Marks Certification in the EU and a substantially costlier pathway to compliance in the European Unions. We are not yet able to determine the costs of complying with these regulations, and how the European Union will interpret and enforce them, what timelines for approvals of products will be and the overall effect of the EU MDR on the marketplace. The overall impact of the EU MDR could have a material adverse effect on the Company’s revenues and expenses.

Disruptions in the financial markets may adversely affect the availability and cost of credit to us.
On December 7, 2016, the Company entered into its fourth amended and restated Senior Credit Facility (the "Fourth Amendment and Restatement"), as amended on March 31, 2017. As of March 31, 2017, we had approximately $855.0 million of outstanding borrowings under this financing arrangement. The Company may attempt to refinance or extend this obligation depending on prevailing market conditions. Our ability to refinance or extend this obligation will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.

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

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;

•	products which use many different specialty parts from numerous suppliers, such as our intracranial monitors, catheters and headlights;

•	products that use pyrolytic carbon (i.e., PyroCarbon) technology, such as certain of our reconstructive extremity orthopedic implants; and

•	products that use medical grade leptospermum honey, such as our Medihoney products.

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
Purported stockholders of Derma Sciences have filed three class action lawsuits challenging the proposed acquisition of Derma Sciences by Integra and its subsidiary, Integra Derma, Inc. (the “Proposed Acquisition”). On January 30 and February 3, 2017, complaints captioned Rabadi v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00628 (the “Rabadi Complaint”) and Klingel v. Derma Sciences, Inc., et al., Case No. 3:17-cv-00738, were filed in the United States District Court for the District of New Jersey against Derma Sciences, each member of its board of directors (the “Derma Sciences Board”), Integra, and Integra Derma, Inc. On January 31, 2017, a complaint captioned Parshall v. Derma Sciences, Inc., et al., Case No. 2017-0074 (the “Parshall Complaint”), was filed in the Court of Chancery of the State of Delaware against Derma Sciences, each member of the Derma Sciences Board, Integra, and Integra Derma, Inc. The complaints seek certification of a class action on behalf of all Derma Sciences’ public stockholders. Each complaint alleges, among other things, that the process leading up to the Proposed Acquisition, including Integra’s offer to purchase the outstanding shares of Derma Sciences, was inadequate, and that the Schedule 14D-9 filed by Derma Sciences on January 25, 2017 omits certain material information, which each complaint alleges renders the information disclosed materially misleading. The Rabadi Complaint and the Parshall Complaint also allege that the members of the Derma Sciences Board breached their fiduciary duties with respect to the Proposed Acquisition, and that Integra, Integra Derma, Inc. and Derma Sciences aided and abetted those alleged breaches of fiduciary duties. Each complaint seeks, among other things, to rescind the Proposed Acquisition or recover money damages in the event the Proposed Acquisition is consummated. While the complaints also sought to enjoin the Proposed Acquisition, on February 9, 2017, plaintiffs agreed to not pursue preliminary injunctive relief in return for Derma Sciences making certain additional disclosures. The underlying cases were dismissed by Plaintiffs and the parties settled on $225,000 for fees to be paid to Plaintiffs’ attorneys for all three cases. Plaintiffs will determine how the $225,000 is split.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the three months ended March 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

2.7
Binding Offer Letter by and among Integra LifeSciences Holdings Corporation and DePuy Synthes, Inc., dated as of February 14, 2017 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 15, 2017)

4.3(n)
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 31, 2017, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

10.35(a)
First Amendment, dated as of February 15, 2017, to the Performance Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017)

10.44(d)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2017)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on April 26, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	April 26, 2017	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	April 26, 2017	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on April 26, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.