Form 10-Q
period 2017-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2017-07-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 24, 2017 was 78,078,309.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue, net	$282,164	$249,309	$540,801	$486,079
Costs and expenses:
Cost of goods sold	98,998	89,565	185,583	174,338
Research and development	15,747	14,679	31,241	29,130
Selling, general and administrative	145,015	119,217	287,512	231,192
Intangible asset amortization	5,419	3,471	9,520	6,943
Total costs and expenses	265,179	226,932	513,856	441,603
Operating income	16,985	22,377	26,945	44,476
Interest income	64	6	71	12
Interest expense	(6,181)	(6,588)	(11,312)	(12,961)
Other expense, net	(2,866)	(852)	(2,956)	(1,590)
Income before income taxes	8,002	14,943	12,748	29,937
Income tax (benefit) expense	(2,833)	2,188	(4,482)	3,764
Net income	$10,835	$12,755	$17,230	$26,173

Net income per share
Basic	$0.14	$0.17	$0.23	$0.35
Diluted	$0.14	$0.16	$0.22	$0.34

Weighted average common shares outstanding (See Note 10):
Basic	76,213	74,392	75,487	74,074
Diluted	78,963	78,710	78,703	77,542
Comprehensive income (See Note 11)	$28,131	$5,844	$40,226	$30,499

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amount)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$154,600	$102,055
Trade accounts receivable, net of allowances of $7,530 and $6,319	171,323	148,186
Inventories, net	234,680	217,263
Prepaid expenses and other current assets	55,563	27,666
Total current assets	616,166	495,170
Property, plant and equipment, net	232,074	222,369
Intangible assets, net	648,744	561,175
Goodwill	585,410	510,571
Deferred tax assets	6,214	6,935
Other assets	12,523	11,734
Total assets	$2,101,131	$1,807,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of borrowings under senior credit facility	$12,500	$—
Accounts payable, trade	42,193	29,057
Deferred revenue	8,424	6,812
Accrued compensation	47,380	52,762
Accrued expenses and other current liabilities	67,380	34,970
Total current liabilities	177,877	123,601
Long-term borrowings under senior credit facility	867,500	665,000
Deferred tax liabilities	131,255	148,941
Other liabilities	29,944	30,745
Total liabilities	1,206,576	968,287
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 80,363 and 77,666 issued at June 30, 2017 and December 31, 2016, respectively	804	777
Additional paid-in capital	812,250	798,652
Treasury stock, at cost; 2,921 shares and 2,946 shares at June 30, 2017 and December 31, 2016, respectively	(122,014)	(123,051)
Accumulated other comprehensive loss	(34,158)	(57,154)
Retained earnings	237,673	220,443
Total stockholders’ equity	894,555	839,667
Total liabilities and stockholders’ equity	$2,101,131	$1,807,954

The accompanying unaudited notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net income	$17,230	$26,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,312	36,267
Deferred income tax	(1,138)	(642)
Amortization of debt issuance costs	784	1,236
Non-cash interest expense	—	4,168
Realized loss on sale of short-term investment	2,287	—
Loss on disposal of property and equipment	452	1,184
Change in fair value of contingent consideration and other	(1,995)	251
Share-based compensation	11,050	7,897
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(11,303)	(13,525)
Inventories	(5,464)	(7,362)
Prepaid expenses and other current assets	(9,236)	4,362
Other non-current assets	(1,811)	(571)
Accounts payable, accrued expenses and other current liabilities	20,287	2,237
Deferred revenue	2,083	2,510
Other non-current liabilities	(6,785)	(1,076)
Net cash provided by operating activities	57,753	63,109
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,010)	(19,162)
Proceeds from sale of property and equipment	143	—
Cash used in business acquisition, net of cash acquired	(225,744)	—
Cash received from business acquisition purchase price adjustment	—	224
Change in restricted cash	—	4,165
Proceeds from sale of short-term investments	16,951	—
Net cash used in investing activities	(230,660)	(14,773)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	245,000	15,000
Repayments under senior credit facility	(30,000)	(28,750)
Net cash received for contingent consideration	87	—
Principal payments under capital lease obligations	—	(323)
Proceeds from exercised stock options	9,774	9,260
Cash taxes paid in net equity settlement	(6,498)	(4,269)
Net cash provided by (used in) financing activities	218,363	(9,082)
Effect of exchange rate changes on cash and cash equivalents	7,089	(583)
Net increase in cash and cash equivalents	52,545	38,671
Cash and cash equivalents at beginning of period	102,055	48,132
Cash and cash equivalents at end of period	$154,600	$86,803

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
General
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.
In the opinion of management, the June 30, 2017 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.
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
Amendment to the Certificate of Incorporation and Stock Split
On October 25, 2016, the Board of Directors recommended, subject to stockholder approval, an Amendment to the Company’s Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of common stock from 60.0 million shares to 240.0 million shares with $0.01 per share par value, for the purpose of, among other things, effecting a two-for-one stock split. The stockholders approved the amendment at its special meeting of stockholders on December 21, 2016, and the Company subsequently filed a certificate of amendment to its Amended and Restated Certificate of Incorporation to effect the increase in the number of authorized shares of common stock and the two-for-one-stock split. Stockholders of record, as of the close of market on December 21, 2016, became entitled to receive one additional share of common stock for each share held. The shares were distributed on January 3, 2017. No fractional shares of common stock were issued as a result of the stock split. The adjusted stock price was reflected on the NASDAQ stock market beginning on January 4, 2017.
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
Johnson & Johnson's Codman Neurosurgery Business
On February 14, 2017, the Company entered into a binding offer letter (the “Offer Letter”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”), a wholly-owned subsidiary of Johnson & Johnson, pursuant to which Integra made a binding offer to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Neurosurgery Transaction”). The assets and liabilities subject to the proposed Codman Neurosurgery Transaction relate to the research, development, manufacture, marketing, distribution and sale of certain products used in connection with neurosurgery procedures (the “Codman Neurosurgery Business”). The purchase price for the Codman Neurosurgery Transaction is $1.045 billion, subject to adjustments set forth in the Purchase Agreement (as defined below) relating to the book value of inventory transferred to the Company at the closing of the Codman Neurosurgery Transaction, the book value of certain inventory retained by DePuy Synthes and the amount of certain prepaid taxes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Pursuant to the terms of the Offer Letter, following the conclusion of certain statutory information or consultation processes in connection with the Codman Neurosurgery Transaction by the employees of DePuy Synthes and its affiliates in France, Switzerland, and Germany, on May 11, 2017, DePuy Synthes accepted the Company’s offer and countersigned the Asset Purchase Agreement (the “Purchase Agreement”) with respect to the Codman Neurosurgery Transaction, previously executed by the Company. Completion of the Codman Neurosurgery Transaction remains subject to the satisfaction or waiver of customary closing conditions, including, among other things, (i) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) obtaining antitrust approvals in Spain, the United Kingdom and India, (iii) the transfer of certain product registrations required for the operation of the Codman Neurosurgery Business, (iv) the receipt of certain audited and unaudited financial statements of the Codman Neurosurgery Business, (v) the absence of a material adverse effect regarding the Codman Neurosurgery Business, and (vi) customary conditions regarding the accuracy of the representations and warranties and material compliance by the parties with their respective obligations under the Purchase Agreement. The parties have received antitrust clearance in India, the United Kingdom and Spain, and the Company is in discussions with the Federal Trade Commission for antitrust clearance under the HSR Act.
Assets and Liabilities Held for Sale
The Company considers assets and liabilities to be held for sale when management approves and commits to a formal plan to actively market the assets and liabilities for sale, the assets and liabilities are available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets and liabilities are expected to be completed within one year, the assets and liabilities are being actively marketed for sale at a price that is reasonable in relation to its current fair value and it is unlikely that significant changes will be made to the plan. Upon designation of the assets and liabilities as held for sale, the Company records the assets at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Assets held for sale are not depreciated. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met and gains are not recognized until the date of sale. The Company assesses the fair value of assets held for sale less any costs to sell each reporting period it remains classified as held for sale and reports any reduction in fair value as an adjustment to the carrying value of the assets held for sale.
To facilitate the Company’s planned acquisition of the Codman Neurosurgery Business, the Company has identified certain assets within its Specialty Surgical Solutions segment as Assets Held for Sale as of June 30, 2017 when all of the criteria above were met. The assets are expected to be disposed of by sale in the next twelve months.

Assets and liabilities held for sale consisted of the following as of June 30, 2017 (amounts in thousands):

Inventories	$7,674
Property, plant and equipment, net	399
Goodwill	2,911
Total assets held for sale	$10,984

Deferred revenue	$792
Accrued compensation	184
Total liabilities held for sale	$976

Goodwill was allocated to the assets and liabilities held for sale using the relative fair value method. Assets and liabilities held for sale were included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the consolidated balance sheet. The Company recognized no losses in its consolidated statement of operations for the three and six months ended June 30, 2017.
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
The Company will adopt this standard on January 1, 2018. The Company expects to apply the full retrospective method of adoption. The Company is progressing with the implementation and continues to evaluate the impact of the standard’s revenue recognition

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

model on business processes, accounting systems, controls and financial statement disclosures. The Company has reviewed significant contracts with customers and does not expect the adoption of ASU 2014-09 to have a material impact on the amount or timing of revenues recognized. However, the Company’s initial conclusion may change as the implementation is finalized.
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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2. BUSINESS ACQUISITION
TGX Medical
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
TGX Medical designs, develops and markets software solutions that track surgical instruments from the operating room, sterilization, to storage, which helps ensure that the instruments have been properly cleaned, assembled and maintained. TGX Medical’s customers are located in the U.S. and Canada.
The Company recorded revenue for TGX Medical of approximately $0.2 million in the condensed consolidated statements of operations and comprehensive income for three months ended June 30, 2017. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of June 30, 2017 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash and cash equivalents	$49
Accounts receivables	279
Property, plant and equipment	3
Intangible assets:		Wtd. Avg. Life:
Completed technology	4,707	13 Years
Goodwill	541
Total assets acquired	5,579
Accounts payable	13
Accrued expenses and other current liabilities	65
Other liabilities	234
Net assets acquired	$5,267
Goodwill was allocated to the Special Surgical Solutions segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.
Derma Sciences
On February 24, 2017, the Company executed the Agreement and Plan of Merger (the "Merger Agreement") under which the Company acquired all of the outstanding shares of Derma Sciences, Inc., a Delaware corporation ("Derma Sciences") for an aggregate purchase price of approximately $210.8 million, including payment of certain of Derma Sciences' closing expenses and settlement of stock-based compensation plans of $4.8 million and $4.3 million, respectively. The purchase price consisted of a cash payment to the former shareholders of Derma Sciences of approximately $201.7 million upon the closing of the transaction.
Derma Sciences is a tissue regeneration company focused on advanced wound and burn care that offers products to help manage chronic and hard-to-heal wounds, especially those resulting from diabetes and poor vascular functioning.
The Company recorded revenue for Derma Sciences of approximately $23.8 million and $34.3 million in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following summarizes the preliminary allocation of the purchase price as of June 30, 2017 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash and cash equivalents	$16,512
Short-term investments	19,238
Accounts receivable	8,949
Inventory	17,977
Prepaid expenses and other current assets	4,369
Property, plant and equipment	4,311
Intangible assets:		Wtd. Avg. Life:
Customer relationship	78,300	14 years
Trademarks/brand names	13,500	15 years
Completed technology	11,600	14 years
Non-compete agreement	280	1 year
Goodwill	70,700
Deferred tax assets	17,820
Other assets	101
Total assets acquired	263,657
Accounts payable	4,560
Accrued expenses and other current liabilities	7,347
Contingent liability	37,174
Other liabilities	3,805
Net assets acquired	$210,771

Goodwill was allocated to the Orthopedics and Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.
The Company adjusted its preliminary purchase price allocation of other liabilities by $1.7 million because of additional liabilities for sales and use tax, employment tax and unclaimed property.
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
During the six months ended June 30, 2017, the Company sold the acquired short-term investments and recognized a realized loss of $2.3 million included in other expense, net in the consolidated statement of operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Deferred Taxes
The acquired deferred taxes of $17.8 million include a deferred tax asset of $39.7 million related to a federal net operating loss which the Company expects to utilize against income in future periods, a deferred tax asset of $15.8 million related to intangibles acquired by Derma Sciences in previous periods, and a deferred tax asset of $0.6 million related to various deferred items, offset by a deferred tax liability of $38.3 million for new intangibles for which the Company will not receive a tax benefit. In second quarter of 2017, the Company increased the preliminary estimated fair value of deferred tax liability by $1.5 million to reflect the adjustments to preliminary estimated fair values of assets and liabilities acquired.
United States Food and Drug Administration ("FDA") Untitled Letter
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC’s ("BioD") morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products (BioD is a wholly owned subsidiary of Derma Sciences). Since the issuance of the Untitled Letter, BioD and now the Company have been in discussions with the FDA to communicate its disagreement with the FDA’s assertion that certain products are more than minimally manipulated and therefore do not meet the requirements for HCT/Ps. To date, the FDA has not changed its position that certain of the acquired morselized products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing. The Company continues to market these products.

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

If the FDA does allow us to continue to market its morselized products without a 510(k) or biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions on marketing, such as labeling restrictions and compliance with current Good Manufacturing Practices. Compliance with these conditions would require significant additional time and cost investments from us. It also is possible that the FDA will not allow us to market any form of a morselized product without a biologics license even prior to finalization of the draft guidance documents and could require us to recall our morselized products. We continue to market these products. The Company continues to monitor the FDA's position on these products. Any potential action of the FDA could have a financial impact on the sales of BioD’s morselized amniotic tissue-based products. Revenues from BioD morselized amniotic membrane based products for the three and six months ended June 30, 2017 were less than 1.0% of consolidated revenues.

Contingent Consideration

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

i.
contractual incentive payments that could be made to former equity owners of BioD if net sales of BioD products exceed a certain amount for the twelve-month periods ending June 30, 2017 and 2018 ("BioD Earnout Payment");

ii.
a contractual incentive payment that could be made to the former equity owners if there has been no specific enforcement action or notice by the FDA against the specific BioD products as a result of the Untitled Letter for a certain period after closing as defined by the agreement ("Product Payment"); and

iii.
contractual incentive payments that could be made to the former owner of the intellectual property relating to the Medihoney product line, if net sales of Medihoney products exceed certain amounts defined in the agreement between Derma Sciences and the former owner of the intellectual property of Medihoney for any twelve-month period ("Medihoney Earnout Payment").

At the date of the acquisition, net sales used in estimating the BioD Earnout Payment is based on the weighted average of different possible scenarios using revenue volatility of 13.5%. The BioD Earnout Payment was valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payment is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million. As of June 30, 2017, the estimated fair value of the BioD Earnout Payment is $7.0 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At the date of acquisition, the Company estimates that the probability of the Product Payment was 98.0% and valued it at a discount rate of 2.5%. The maximum payout related to the Product Payment is $29.7 million. The estimated fair value as of February 24, 2017 was $26.8 million. In second quarter of 2017, the Company adjusted the preliminary estimated fair value to increase the Product Payment by $0.9 million related to additional products that should have been included in the preliminary estimate based on the Merger Agreement. On May 25, 2017, the Company made full payment for the Product Payment of $26.6 million. The payment was included in cash used in business acquisition, net of cash acquired within investing activities in the condensed consolidated statements of cash flows since the payment was made shortly after the acquisition.
At the date of the acquisition, net sales used in estimating the Medihoney Earnout Payment is based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payment was valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payment is $5.0 million. The estimated fair value as of February 24, 2017 and June 30, 2017 was $1.3 million.
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
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months ended June 30, 2016 and six months ended June 30, 2017 and 2016 as if the acquisitions had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1 of the year prior to the acquisition that will not be recurring in the post-acquisition periods, which includes $2.9 million incurred by Derma Sciences prior to acquisition and $10.2 million incurred by Integra, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2017	2016
	(In thousands, except per share amounts)
Total revenue	$271,737	$553,625	$528,750
Net income	$12,733	$19,878	$15,218
Basic income per share	$0.17	$0.26	$0.20
The results of operations of TGX Medical from April 1, 2017 through April 3, 2017 were immaterial.

3. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$141,832	$127,973
Work in process	49,690	50,043
Raw materials	43,158	39,247
	$234,680	$217,263

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six-month period ended June 30, 2017 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2016	$284,358	$226,213	$510,571
Derma Sciences acquisition	—	70,700	70,700
TGX Medical acquisition	541	—	541
Transfer to assets held for sale	(2,911)	—	(2,911)
Foreign currency translation	3,103	3,406	6,509
Balance, June 30, 2017	$285,091	$300,319	$585,410

The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$497,079	$(109,454)	$387,625
Customer relationships	13 years	232,961	(84,592)	148,369
Trademarks/brand names	28 years	105,147	(21,200)	83,947
Supplier relationships	27 years	34,721	(14,378)	20,343
All other (1)	5 years	11,498	(3,038)	8,460
		$881,406	$(232,662)	$648,744

	December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$479,964	$(94,991)	$384,973
Customer relationships	12 years	152,335	(77,005)	75,330
Trademarks/brand names	30 years	90,507	(19,158)	71,349
Supplier relationships	27 years	34,721	(13,664)	21,057
All other (1)	5 years	10,806	(2,340)	8,466
		$768,333	$(207,158)	$561,175

(1)	At June 30, 2017 and December 31, 2016, all other included in-process research and development ("IPR&D") of $1.0 million in both periods, which was indefinite-lived.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to be approximately $48.4 million in 2017, $49.3 million in 2018, $49.2 million in 2019, $49.1 million in 2020, $48.1 million in 2021 and $44.6 million in 2022. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5. DEBT
Amended and Restated Senior Credit Agreement

On March 31, 2017, the Company entered into an amendment ("March 2017 Amendment") to its fourth amended and restated Senior Credit Facility with a syndicate of lending banks and Bank of America, N.A., as Administrative Agent. The March 2017 Amendment increased the aggregate principal amount from $1.5 billion to $2.2 billion available to the Company through the following facilities:

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

In connection with the March 2017 Amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants was increased to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio

December 31, 2016 through before the first fiscal quarter after the delayed draw date of Term Loan A-1	4.50 : 1.00
First fiscal quarter ended after the delayed draw date of Term Loan A-1 through September 30, 2018	5.50 : 1.00
October 1, 2018 through September 30, 2019	5.00 : 1.00
October 1, 2019 through September 30, 2020	4.50 : 1.00
October 1, 2020 and thereafter	4.00 : 1.00

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

The Company will pay an annual commitment fee ranging from 0.15% to 0.35%, based on the Company’s consolidated total leverage ratio on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants, and, as of June 30, 2017, the Company was in compliance with all such covenants. The Company capitalized $0.5 million of incremental financing costs in 2017 in connection with the modifications to the Senior Credit Facility.
At June 30, 2017 and December 31, 2016, there were $380.0 million and $165.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.6% and 2.2%, respectively. At

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

June 30, 2017 and December 31, 2016, there was $500.0 million outstanding under the Term Loan A component of the Senior Credit Facility at a weighted average interest rate of 2.6% and 2.2%, respectively. At June 30, 2017, there was no outstanding balance under Term Loan A-1 component of Senior Credit Facility. At June 30, 2017, there was approximately $1.3 billion available for borrowing under the Senior Credit Facility, including the $700.0 million available under the Term Loan A-1 component.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan A components at June 30, 2017 was approximately $371.0 million and $487.9 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance of the revolving credit component of the Senior Credit Facility to be long-term in nature based on its current intent and ability to repay the borrowing outside the next twelve-month period.

Letters of credit outstanding as of June 30, 2017 and December 31, 2016 totaled $0.5 million. There were no amounts drawn as of June 30, 2017.
The Company used interest rate derivative instruments to manage earnings and cash flow exposure to changes in interest rates of the Term Loan A component of the Senior Credit Facility. At June 30, 2017 and December 31, 2016, the notional amounts related to the Company’s interest rate swaps were $400.0 million and $150.0 million, respectively.
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
In connection with the issuance of the 2016 Convertible Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction was approximately $28.72 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction was approximately $35.03 per share, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similar to the 2016 Convertible Notes as a result of the spin-off of the Company's spine business in July 2015 to $26.42 per share and $32.22 per share, respectively. The warrants expire on a series of expiration dates from March 2017 to August 2017. For the three and six months ended June 30, 2017, the hedge participants exercised 5,485,510 and 6,617,400 warrants, respectively and, as a result, the Company issued 1,681,707 and 1,893,420 shares of common stock for the three and six months ended June 30, 2017, respectively. The Company has 2,089,802 warrants outstanding as of June 30, 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$2,104	$4,168
Cash interest related to the contractual interest coupon (2)	892	1,780
Total	$2,996	$5,948
(1)The amortization of the discount on the liability component of the 2016 Notes is presented net of capitalized interest of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.
(2)The cash interest related to the contractual interest coupon on the 2016 Notes is presented net of capitalized interest of none and $0.1 million for the three and six months ended June 30, 2016. The Company capitalized a minimal amount of interest for the three months ended June 30, 2016.

6. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of June 30, 2017 (amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
Term Loan A	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month BBA LIBOR	$520
Term Loan A	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month BBA LIBOR	517
Term Loan A	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	682
Term Loan A	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	(187)
Term Loan A	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	(35)
Term Loan A	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	(562)
Total interested rate derivatives designated as cash flow hedge	$400,000						$935
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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2017	December 31, 2016
	(In thousands)
Derivatives designated as hedges — Assets:
Interest rate swap — Prepaid expenses and other current assets (2)	$660	$242
Interest rate swap — Other assets (2)	$1,293	1,629
	$1,953	$1,871
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$618	$—
Interest rate swap — Other liabilities (2)	400	—
Total Derivatives designated as hedges — Liabilities	$1,018	$—

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)
At June 30, 2017 and December 31, 2016, the notional amounts related to the Company’s interest rate swaps were $400.0 million and $150.0 million, respectively. There is no expected reduction in this notional amount in the next twelve months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2017 and 2016:

	Balance in AOCI Beginning of Quarter	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Gain Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2017
Interest rate swap	$2,479	$(1,500)	$44	$935	Interest (expense)
	$2,479	$(1,500)	$44	$935
Three Months Ended June 30, 2016
Interest rate swap	$—	$(602)	$—	$(602)	Interest (expense)
	$—	$(602)	$—	$(602)

	Balance in AOCI Beginning of Year	Amount of Loss Recognized in AOCI- Effective Portion	Amount of Gain Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2017
Interest rate swap	$1,871	$(914)	$22	$935	Interest (expense)
	$1,871	$(914)	$22	$935

Six Months Ended June 30, 2016
Interest rate swap	$—	$(602)	—	$(602)	Interest (expense)
	$—	$(602)	$—	$(602)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and six months ended June 30, 2017 and 2016. The Company expects a minimal amount of pre-tax income recorded in AOCI related to interest rate hedges to be reclassified to earnings in the next twelve months.

7. STOCK-BASED COMPENSATION
As of June 30, 2017, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within three to four years from the date of grant for officers and employees, and within a year from date of grant for directors and generally expire eight years from the grant date for employees, and from eight to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the Plans is subject to service and performance conditions.

Stock Options

As of June 30, 2017, there were approximately $5.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 186,853 stock options granted during the six months ended June 30, 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2017, there were approximately $27.8 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 340,078 restricted stock awards and 133,333 performance shares during the six months ended June 30, 2017.
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

8. TREASURY STOCK

On October 25, 2016, the Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions. As of June 30, 2017 there remained $150.0 million available for repurchase under this authorization.

As part of the conversion of the 2016 Convertible Notes, the Company received 2.9 million shares of common stock from the exercise of call options with hedge participants. The shares of common stock received from exercise of the call options are held as treasury stock, there were 2.9 million treasury stock outstanding as of June 30, 2017 and December 31, 2016, with cost of $122.0 million and $123.1 million, respectively, at a weighted average of $41.78 per share.

There were no cash treasury stock repurchases during the six months ended June 30, 2017 or 2016.

9. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reported tax rate	(35.4)%	14.6%	(35.2)%	12.6%

The Company’s effective income tax rates for the three months ended June 30, 2017 and 2016 were (35.4)% and 14.6%, respectively. For the three months ended June 30, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, and an increase of $3.1 million in excess tax benefits from stock-based compensation for the three months ended June 30, 2017 compared to the same period in 2016. The change in jurisdictional mix of income primarily results from significant 2017 acquisition and integration costs incurred in the U.S. The tax rate for the three months ended June 30, 2016 included a benefit of $0.2 million related to the release of uncertain tax positions.

The Company's effective income tax rates for the six months ended June 30, 2017 and 2016 were (35.2)% and 12.6%, respectively. For the six months ended June 30, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, and an increase of $4.0 million in excess tax benefits from stock-based compensation for the six months ended June 30, 2017 compared to the same period in 2016, offset by an expense adjustment of $0.2 million related to filing of foreign income tax returns. The change in jurisdictional mix of income primarily results from significant 2017 acquisition and integration costs incurred in the U.S.

The Company expects its effective income tax rate for the full year to be approximately 8.3%, resulting largely from excess tax benefits from stock-based compensation, federal research credit benefits and the jurisdictional mix of income before tax in U.S.-

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

10. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$10,835	$12,755	$17,230	$26,173
Weighted average common shares outstanding	76,213	74,392	75,487	74,074
Basic net income per common share	$0.14	$0.17	$0.23	$0.35

Diluted net income per share:
Net income	$10,835	$12,755	$17,230	$26,173

Weighted average common shares outstanding — Basic	76,213	74,392	75,487	74,074
Effect of dilutive securities:
2016 Convertible notes	—	2,285	—	1,796
Warrants	1,589	911	1,864	454
Stock options and restricted stock	1,161	1,122	1,352	1,218
Weighted average common shares for diluted earnings per share	78,963	78,710	78,703	77,542

Diluted net income per common share	$0.14	$0.16	$0.22	$0.34

Shares of common stock of approximately 0.2 million and 0.4 million at June 30, 2017 and 2016, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

For the three and six months ended June 30, 2017 and 2016 the potential excess conversion value on warrants was included in the Company's dilutive share calculation because the average stock price for the three and six months ended June 30, 2017 and 2016 exceeded the conversion price.

For the three and six months ended June 30, 2016 the potential excess conversion value on the 2016 Notes were included in the Company's dilutive share calculation because the average stock price for the three and six months ended June 30, 2016 exceeded the conversion price.

Restricted and performance units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$10,835	$12,755	$17,230	$26,173
Foreign currency translation adjustment	19,484	(6,569)	23,548	4,675
Change in unrealized gain on derivatives, net of tax	(884)	(345)	(537)	(345)
Unrealized gain on short-term investments	(1,291)	—	—	—
Pension liability adjustment, net of tax	(13)	3	(15)	(4)
Comprehensive income, net	$28,131	$5,844	$40,226	$30,499

Changes in Accumulated Other Comprehensive Income by component between December 31, 2016 and June 30, 2017 are presented in the table below, net of tax:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Short-term Investment	Total
	(In thousands)
Beginning balance	$1,071	$(36)	$(58,189)	—	$(57,154)
Other comprehensive (loss) income	(559)	(15)	23,548	(3,019)	19,955
Amounts reclassified from accumulated other comprehensive income	22	—	—	3,019	3,041
Net current-period other comprehensive (loss) income	(537)	(15)	23,548	—	22,996
Ending balance	$534	$(51)	$(34,641)	$—	$(34,158)

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below.

•
The Specialty Surgical Solutions segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the precision tools and instruments business, which sells more than 60,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, and dental, podiatry, and veterinary offices.

•
The Orthopedics and Tissue Technologies segment includes such offerings as skin repair, advanced wound care, amniotic tissue, bone and joint fixation implants in the upper and lower extremities, bone grafts and nerve and tendon repair.

The Corporate and other category includes (i) various legal, finance, information systems, executive, and human resource functions, (ii) brand management, and (iii) share-based compensation costs.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$159,857	$158,163	$316,147	$309,338
Orthopedics and Tissue Technologies	122,307	91,146	224,654	176,741
Total revenues	$282,164	$249,309	$540,801	$486,079
Segment Profit
Specialty Surgical Solutions	$67,250	$63,397	$129,953	$120,978
Orthopedics and Tissue Technologies	31,010	26,025	58,089	46,300
Segment profit	98,260	89,422	188,042	167,278
Amortization	(5,419)	(3,471)	(9,520)	(6,943)
Corporate and other	(75,856)	(63,574)	(151,577)	(115,859)
Operating income	$16,985	$22,377	$26,945	$44,476

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
United States	$219,266	$191,872	$420,363	$373,101
Europe	32,499	31,663	61,315	61,098
Rest of World	30,399	25,774	59,123	51,880
Total Revenues	$282,164	$249,309	$540,801	$486,079

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; and (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of July 26, 2017, no indemnification payments were received nor owed in relation to the lawsuits.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the six-month period ended June 30, 2017 to reflect the change in estimate and the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.		Location in Financial Statements
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	$—	$—	$—	$22,036
Additions from acquisition of Derma Sciences	33,707	3,467	—	—
Transfers from long-term to current portion	—	—	4,662	(4,662)
Payments	(26,598)	—	—	—
(Gain) loss from change in fair value of contingent consideration liabilities	(2,359)	82	—	148	Selling, general and administrative
Balance as of June 30, 2017	$4,750	$3,549	$4,662	$17,522
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical"). The purchase price includes contingent consideration. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business. The fair values of contingent consideration related to the acquisition of Confluent Surgical were estimated using a discounted cash flow model using discount rate of 2.2%.

The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balance was included in accrued expenses and other current liabilities and other liabilities at June 30, 2017 and in other liabilities at December 31, 2016.

Supply Agreement Liability and Above Market Supply Agreement Liability
On January 15, 2014, the Company entered into a transitional supply agreement with Covidien Group S.a.r.l ("Covidien"). This agreement contains financial incentives to Covidien for the timely supply of products each fiscal quarter through the third anniversary of the agreement. The prices paid under the supply agreement are essentially flat through the third anniversary of the agreement, and then increase significantly in each of the following three years.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company determined the fair value of its supply agreement liability and above market supply agreement liability with Covidien during the six-month period ended June 30, 2017 to reflect the payments, change in estimate and the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

	Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Long-term	Location in Financial Statements
Balance as of January 1, 2017	$166	$—	$2,648
Payments	(166)		(273)
Transfer from long-term to current portion	—	2,101	(2,101)
Loss from increase in fair value	—	274	579	Selling, general and administrative
Balance as of June 30, 2017	$—	$2,375	$853
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using discount rate of 12.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The supply agreement liability-current was included in accrued expenses and other current liabilities and the supply agreement-long term and above market supply agreement liability were included in other liabilities at June 30, 2017 and December 31, 2016.

There are no transfers between level 1, 2 or 3 during the six months ended June 30, 2017 and 2016. If the Company's estimate regarding the fair value of its contingent consideration liabilities, supply agreement liability and above market supply agreement liability are inaccurate, a future adjustment to these estimated fair values may be required which could change significantly.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three and six months ended June 30, 2017, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated and the likelihood of loss is remote.

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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016,

Quarterly Report on Form 10-Q for quarterly the period ended March 31, 2017, and in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.

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
We aim to achieve growth in our revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (including organic growth and acquisitions), (2) gross margins on total revenues, (3) operating margins (which we aim to expand as we leverage our existing infrastructure), (4) earnings before interest, taxes, depreciation, and amortization, (5) earnings per diluted share of common stock, and (6) operating cash flows.
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

•
Specialized Sales Footprint. Our medical technology investment and manufacturing strategy provide us with a specialized set of customer call-points and synergies. We have market-leading products across our portfolio providing both scale and depth in solutions for a broad set of clinical needs across many departments in healthcare systems. We also have clinical expertise across all our channels in the United States, and an opportunity to expand and leverage this expertise in markets worldwide. In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our enterprise selling team to bring unique clinical solutions for the most difficult healthcare issues in our key accounts across multiple clinical sites and multi-hospital integrated delivery networks.

•
Ability to Change and Adapt. Our corporate culture is what enables us to adapt and evolve. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion-dollar company.

Acquisitions
Derma Sciences
On February 24, 2017, the Company executed the Agreement and Plan of Merger (the "Merger Agreement") under which the Company acquired all the outstanding shares of Derma Sciences, Inc., a Delaware corporation ("Derma Sciences") for an aggregate purchase price of approximately $210.8 million including payment of certain of Derma Sciences' closing expenses and settlement of stock-based compensation plans of $4.8 million and $4.3 million, respectively. The purchase price consisted of a cash payment to the former shareholders of Derma Sciences of approximately $201.7 million upon the closing of the transaction.
Derma Sciences is a tissue regeneration company focused on advanced wound and burn care that offers products to help manage chronic and hard-to-heal wounds, especially those resulting from diabetes and poor vascular functioning.
TGX Medical
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
TGX Medical designs, develops and markets software solutions that track surgical instruments from the operating room, sterilization, to storage, which helps ensure that the instruments have been properly cleaned, assembled and maintained. TGX Medical’s customers are located in the U.S. and Canada.
Johnson & Johnson's Codman Neurosurgery Business
On February 14, 2017, the Company entered into a binding offer letter (the “Offer Letter”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”) and wholly-owned subsidiary of Johnson & Johnson, pursuant to which we made a binding offer to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Neurosurgery Transaction”). The assets and liabilities subject to the proposed Codman Neurosurgery Transaction relate to the research, development, manufacturing, marketing, distribution and sale of certain products used in connection with neurosurgery procedures (the “Codman Neurosurgery Business”). The purchase price for the Codman Neurosurgery Transaction is $1.045 billion, subject to adjustments set forth in the Purchase Agreement (as defined below) relating to the book value of inventory transferred to us at the closing of the Codman Neurosurgery Transaction, the book value of certain inventory retained by DePuy Synthes and the amount of certain prepaid taxes.
Pursuant to the terms of the Offer Letter, following the conclusion of certain statutory information or consultation processes in connection with the Codman Neurosurgery Transaction by the employees of DePuy Synthes and its affiliates in France, Switzerland, and Germany, on May 11, 2017, DePuy Synthes accepted the Company’s offer and countersigned the Asset Purchase Agreement (the “Purchase Agreement”) with respect to the Codman Neurosurgery Transaction, previously executed by the Company. Completion of the Codman Neurosurgery Transaction remains subject to the satisfaction or waiver of customary closing conditions, including, among other things, (i) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) obtaining antitrust approvals in Spain, the United Kingdom and India, (iii) the transfer of certain product registrations required for the operation of the Codman Neurosurgery Business, (iv) the receipt of certain audited and unaudited financial statements of the Codman Neurosurgery Business, (v) the absence of a material adverse effect regarding the Codman Neurosurgery Business, and (vi) customary conditions regarding the accuracy of the representations and warranties and material compliance by the parties with their respective obligations under the Purchase Agreement. The parties have received antitrust clearance in India, the United Kingdom and Spain, and the Company is in discussions with the Federal Trade Commission for antitrust clearance under the HSR Act.
We obtained sufficient capacity from our Senior Credit Facility to pay the purchase price and fees and expenses to be incurred in connection with the Transaction.

Clinical and Product Development Activities

After finalizing our multi-center clinical trial evaluating the safety and effectiveness of the INTEGRA Dermal Regeneration Template for the treatment of diabetic foot ulcers ("DFU") in 2015, we filed the resulting data with the FDA and received PMA approval on January 7, 2016. The Company started commercializing the resulting DFU product, Omnigraft, late in 2016. Additionally, we finalized patient follow-up in a post-approval study for our DuraSeal Exact Spine Sealant System, and submitted the study results to the FDA in October 2016. The study showed the continued safety and effectiveness of this approved medical device, and we expect that this study will satisfy the post-approval commitment related to this product. We continue to invest in additional clinical studies to support market access and promotion of existing products, and to pursue new product indications, such as breast reconstruction. The Company continues to invest in product development such as long-term research programs to evaluate products as well as next generation nerve product.

FDA Untitled Letter

On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products (BioD is a wholly owned subsidiary of Derma Sciences). Since the issuance of the Untitled Letter, BioD and now the Company has been in discussions with the FDA to communicate its disagreement with the FDA’s assertion that certain products are more than minimally manipulated. To date, the FDA has not changed its position that certain of the acquired morselized products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing. The Company continues to market these products.

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

If the FDA does allow us to continue to market its morselized products without a 510(k) or biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions on marketing, such as labeling restrictions and compliance with current Good Manufacturing Practices. Compliance with these conditions would require significant additional time and cost investments from us. It also is possible that the FDA will not allow us to market any form of a morselized product without a biologics license even prior to finalization of the draft guidance documents and could require us to recall our morselized products. We continue to market these products. The Company continues to monitor the FDA's position on these products. Any potential action of the FDA could have a financial impact on the sales of BioD’s morselized amniotic tissue-based products. Revenues from BioD morselized amniotic membrane based products for the three and six months ended June 30, 2017 were less than 1.0% of consolidated revenues.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2017 was $10.8 million, or $0.14 per diluted share, as compared to $12.8 million or $0.16 per diluted share for the three months ended June 30, 2016.
Net income for the six months ended June 30, 2017 was $17.2 million, or $0.22 per diluted share, as compared to $26.2 million or $0.34 per diluted share for the six months ended June 30, 2016.
Net income for the six months ended June 30, 2017 decreased from the same period last year, primarily resulting from higher acquisition-related expenses of $17.7 million, and offset by growth in both of our Orthopedics and Tissue Technologies and Specialty Surgical Solutions segments. The results also reflect strong growth in our regenerative technology franchise.

Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Global ERP implementation charges	$834	$5,696	$3,261	$9,020
Structural optimization charges	1,806	1,838	3,392	3,547
Certain employee severance charges	—	617	125	1,267
Discontinued product lines charges	—	—	1,025	—
Acquisition-related charges	23,698	6,020	44,015	12,061
Convertible debt non-cash interest	—	2,104	—	4,168
Total	$26,338	$16,275	$51,818	$30,063

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cost of goods sold	$2,861	$5,969	$5,426	$10,817
Selling, general and administrative	21,214	8,202	44,129	15,078
Interest expense	—	2,104	—	4,168
Other expense	2,263	—	2,263	—
Total from continuing operations	$26,338	$16,275	$51,818	$30,063

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
There were no material remediation expenses incurred in the three and six months ended June 30, 2017.

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$159,857	$158,163	$316,147	$309,338
Orthopedics & Tissue Technologies	122,307	91,146	224,654	176,741
Total revenue	282,164	249,309	540,801	486,079
Cost of goods sold	98,998	89,565	185,583	174,338
Gross margin on total revenues	$183,166	$159,744	$355,218	$311,741
Gross margin as a percentage of total revenues	64.9%	64.1%	65.7%	64.1%

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016
Revenues and Gross Margin
For the three months ended June 30, 2017, total revenues increased by $32.9 million to $282.2 million from $249.3 million for the same period in 2016.
Specialty Surgical Solutions revenues were $159.9 million, an increase of 1.1% from the prior-year period. The increase resulted from the growth of our dural repair products and precision tools and instruments, both of which increased in the low single digits for the quarter, offset by flat sales in tissue ablation and neuro critical care. Our dural repair franchise did not grow at the high single digit rate as expected because of the impact of increased competition for our dural sealant product.
Orthopedics and Tissue Technologies revenues were $122.3 million, an increase of 34.2% from the prior-year period. Revenue from the Derma Sciences acquisition was $23.8 million for the three months ended June 30, 2017. Revenues from our artificial skin products grew during the quarter, resulting from strong demand from both domestic and international markets, particularly for Integra Skin and PriMatrix. Our private label, upper and lower extremities grew contributing to the growth of the segment.
Gross margin increased to $183.2 million for the three-month period ended June 30, 2017, up from $159.7 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.9% for the second quarter of 2017 from 64.1% for the same period last year. The increase in gross margin percentage resulted from an increase in sales of higher margin products such as dural repair, skin and wound products, offset by sales in Derma Sciences with lower margins than the company average.
We expect our consolidated gross margin percentage for the full year 2017 to be approximately 65.0% to 66.0%. We expect no significant change in gross margin percentage in 2017 compared to 2016, as gross margins from products acquired in the Derma Sciences transaction are expected to offset the margins from the growth in our regenerative business.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2017	2016
Research and development	5.6%	5.9%
Selling, general and administrative	51.4%	47.8%
Intangible asset amortization	1.9%	1.4%
Total operating expenses	58.9%	55.1%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $28.8 million, or 21.0%, to $166.2 million in the three months ended June 30, 2017, compared to $137.4 million in the same period last year.

Research and development expenses in the second quarter of 2017 increased by $1.1 million to $15.7 million compared to $14.7 million in the same period last year. This increase primarily resulted from an increase in headcount to support clinical studies. We expect full-year 2017 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the second quarter of 2017 increased by $25.8 million to $145.0 million compared to $119.2 million in the same period last year. Selling and marketing expenses increased by $12.2 million compared to last year resulting primarily from selling and marketing expenses of Derma Sciences of approximately $10.5 million and additional investments in adding direct sales representatives and distributors. General and administrative costs increased by $13.6 million, resulting from the increase in acquisition-related expenses of $17.7 million, offset by lower ERP implementation costs. We expect full-year selling, general and administrative expenses to be approximately 51.0% to 52.0% of revenue in 2017, resulting from acquisition and integration-related costs and as we make additional investments in our commercial channels.

Amortization expense as a percentage of revenues in the second quarter of 2017 increased compared to the same period last year. This increase was primarily related to the increase in intangibles from the Derma Sciences acquisition in the first quarter of 2017.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Interest income	$64	$6
Interest expense	(6,181)	(6,588)
Other expense, net	(2,866)	(852)

Interest Income and Interest Expense
Interest expense in the three months ended June 30, 2017 decreased by $0.4 million, primarily due to the settlement of our 2016 Convertible Notes in December 2016 and offset by a higher outstanding balance on our Senior Credit Facility for the period compared to the same period in 2016. Our reported interest expense for the three-month period ended June 30, 2016 included non-cash interest related to the accounting for convertible securities of $2.1 million.
Interest income was negligible for the three months ended June 30, 2017 and 2016.
Other Expense, net
Other expense, net for the three months ended June 30, 2017, includes $2.3 million loss on a sale of short term investments. Other expense, net for the three months ended June 30, 2017 and 2016 includes the impact of transactional foreign exchange gains and losses. Other expense, net for the three months ended June 30, 2016 includes a $1.1 million loss on disposal of property and equipment.
Income Taxes

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Income before income taxes	$8,002	$14,943
Income tax (benefit) expense	(2,833)	2,188
Effective tax rate	(35.4)%	14.6%

The Company’s effective income tax rates for the three months ended June 30, 2017 and 2016 were (35.4)% and 14.6%, respectively. For the three months ended June 30, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, and an increase of $3.1 million in excess tax benefits from stock-based compensation for the three months ended June 30, 2017 compared to the same period in 2016. The change in jurisdictional mix of income primarily results from significant 2017 acquisition and integration costs incurred in the U.S. The tax rate for the three months ended June 30, 2016 included $0.2 million related to the release of uncertain tax positions.

The Company expects its effective income tax rate for the full year to be approximately 8.3%, resulting largely from excess tax benefits from stock-based compensation, Federal research credit benefits and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

Revenues and Gross Margin
For the six months ended June 30, 2017, total revenues increased by $54.7 million to $540.8 million from $486.1 million during the prior-year period.
Specialty Surgical Solutions revenues were $316.1 million, an increase of 2.2% from the prior-year period. The increase resulted from mid-single digit growth in our dural repair and precision tools and instrument products. Together, our tissue ablation and neuro critical care revenues were relatively flat. Our DuraGen, DuraSeal, next generation Mayfield 2 cranial stabilization device and MicroFrance products contributed to the increase. Our dural repair franchise did not grow at the rate as expected because of the impact of increased competition for our dural sealant product.
Orthopedics and Tissue Technologies revenues were $224.7 million, an increase of 27.1% from the prior-year period. Revenue from Derma Sciences acquisition was $34.3 million for the six months ended June 30, 2017. Sales from our regenerative technologies products grew double-digits, including strength in skin products as a result of strong demand from both domestic and international markets. Our upper extremities products grew high-single digits, driven by strength in our shoulder products. The increases were offset by declining sales in both lower extremities and SurgiMend.
Gross margin increased to $355.2 million for the six-month period ended June 30, 2017, up from $311.7 million for the same period last year. Gross margin as a percentage of total revenue increased to 65.7% for the year to date period from 64.1% for the same period last year. The increase in gross margin percentage resulted from an increase in sales of higher margin products such as dural repair, skin and wound products, and lower effect of purchase price adjustments from acquisitions, offset by sales in Derma Sciences with lower margins than the company average.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2017	2016
Research and development	5.8%	6.0%
Selling, general and administrative	53.2%	47.6%
Intangible asset amortization	1.8%	1.4%
Total operating expenses	60.8%	55.0%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $61.0 million, or 22.8%, to $328.3 million for the first six months of 2017, compared to $267.3 million in the same period last year.
Research and development expenses in the first six months of 2017 increased approximately $2.1 million and decreased as a percentage of sales from 6.0% to 5.8%. This increase in spending resulted from additional spending on new product development and clinical studies.
Selling, general and administrative expenses in the first six months of 2017 increased by $56.3 million to $287.5 million compared to $231.2 million in the same period last year. Selling and marketing expenses increased by $21.6 million, resulting primarily from selling and marketing expenses of Derma Sciences of approximately $14.4 million and additional spending on new product launches and the addition of new sales representatives. General and administrative costs increased by $34.7 million resulting from the increase in acquisition-related expenses of $35.5 million offset by lower ERP implementation costs.
Amortization expense in the first six months of 2017 increased by $2.6 million to $9.5 million, compared to $6.9 million in the same period last year. Amortization expense in the first six months of 2017 reflects the increase in intangibles due to the two acquisitions in in first half of 2017.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Interest income	$71	$12
Interest expense	(11,312)	(12,961)
Other expense, net	(2,956)	(1,590)

Interest Income and Interest Expense
Interest expense in the six-month period ended June 30, 2017 decreased by $1.6 million primarily resulting from the settlement of 2016 Convertible Notes in December 2016 offset by increased borrowings and higher effective borrowing rates on our Senior Credit facility compared to the prior year. Our reported interest expense for the six-month period ended June 30, 2016 includes non-cash interest related to the accounting for convertible securities of $4.2 million.
Interest income was negligible for the six months ended June 30, 2017 and 2016.
Other Expense, net
Other expense, net for the six months ended June 30, 2017 includes a $2.3 million loss on sale of short term investments. Other income for the six months ended June 30, 2017 and 2016 includes the impact of transactional foreign exchange gains and losses. Other expense, net for the six months ended June 30, 2016 includes a $1.2 million loss on disposal of property and equipment.
Income Taxes

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Income before income taxes	$12,748	$29,937
Income tax (benefit) expense	(4,482)	3,764
Effective tax rate	(35.2)%	12.6%

The Company's effective income tax rates for the six months ended June 30, 2017 and 2016 were (35.2)% and 12.6%, respectively. In the six months ended June 30, 2017, the primary drivers of the lower tax rate are lower income before taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, and an increase in excess tax benefits of $4.0 million from stock-based compensation for the six months ended June 30, 2017 compared to the same period in 2016, offset by an expense adjustment of $0.2 million related to filing of foreign income tax returns. The change in jurisdictional mix of income primarily results from significant 2017 acquisition and integration costs incurred in the U.S.

The Company expects its effective income tax rate for the full year to be approximately 8.3%, resulting largely from excess tax benefits, the Federal research credit benefit, and jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
United States	$219,266	$191,872	$420,363	$373,101
Europe	32,499	31,663	61,315	61,098
Rest of World	30,399	25,774	59,123	51,880
Total Revenues	$282,164	$249,309	$540,801	$486,079
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
Domestic revenues increased to $219.3 million, or 77.7% of total revenues, for the three months ended June 30, 2017 from $191.9 million, or 77.0% of total revenues, for the three months ended June 30, 2016. The Derma Sciences acquisition accounted for $19.4 million of the increase for the three months ended June 30, 2017. International revenues increased to $62.9 million from $57.4 million in the prior-year period. The Derma Sciences acquisition accounted for $4.4 million of the increase for the three months ended June 30, 2017. Foreign exchange fluctuations had a negative impact of $1.2 million on revenues for the three months ended June 30, 2017 compared to the same period in 2016.
Domestic revenues increased to $420.4 million, or 77.7% of total revenues, for the six months ended June 30, 2017 from $373.1 million, or 76.8% of total revenues, for the six months ended June 30, 2016. The Derma Sciences acquisition accounted for $27.7 million of the increase for the six months ended June 30, 2017. International revenues increased to $120.4 million from $113.0 million in the prior-year period. The Derma Sciences acquisition accounted for $6.6 million of the increase for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $154.6 million and $102.1 million at June 30, 2017 and December 31, 2016, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2017, our non-U.S. subsidiaries held approximately $111.7 million of cash and cash equivalents that are available for use outside the United States.

If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$57,753	$63,109
Net cash used in investing activities	(230,660)	(14,773)
Net cash provided by (used in) financing activities	218,363	(9,082)
Effect of exchange rate fluctuations on cash	7,089	(583)

In 2017, we anticipate that our principal uses of cash will include approximately $50.0 to $55.0 million of capital expenditures primarily for support and maintenance in our existing plants, facility automation, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. We also expect to spend approximately $1.045 billion to complete the acquisition of the Codman Neurosurgery Business, which is expected to be completed in the fourth quarter of 2017. The Company will fund the acquisition through the Term Loan A-1 and revolving credit components of our Senior Credit Facility.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $57.8 million and $63.1 million for the six months ended June 30, 2017 and 2016, respectively.
Operating cash flows for the six months ended June 30, 2017 decreased compared to the same period in 2016. Net income decreased compared to the same period of the prior year. Changes in non-cash adjustments included in net income decreased cash flows for the six months ended June 30, 2017 by approximately $2.4 million compared to the same period in 2016, which resulted primarily from the increase in depreciation and amortization, share-based compensation expenses and realized loss on sale of short-term investments offset by non-cash interest expense from convertible debt, which was settled in December 2016. Changes in working capital decreased cash flows for the six months ended June 30, 2017 by approximately $3.6 million. Among the changes in working capital, accounts receivable used $11.3 million of cash, inventory used $5.5 million of cash, prepaid expenses and other current assets used $9.2 million of cash and accounts payable, and accrued expenses and other current liabilities provided $20.3 million of cash. Increases in accounts receivables and inventories are consistent with the increase in revenue.
Operating cash flow for the six months ended June 30, 2016 decreased compared to the same period in 2015. Net income increased compared to the same period of the prior year. Changes in non-cash adjustments included in net income increased cash flows for the six months ended June 30, 2016 by approximately $13.9 million compared to the same period in 2015, which resulted primarily from the increase in depreciation and amortization. Changes in working capital decreased cash flows for the six months ended June 30, 2016 by approximately $11.8 million. Among the changes in working capital, accounts receivable used $13.5 million of cash, inventory used $7.4 million of cash, prepaid expenses and other current assets provided $4.4 million of cash and accounts payable, and accrued expenses and other current liabilities provided $2.2 million of cash. Increases in accounts receivables and inventories are consistent with increase in revenue.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2017, we paid $22.0 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We also used $225.7 million for the acquisition of Derma Sciences and TGX Medical, net of cash acquired. The payment for Derma Sciences includes $210.8 million initial payment plus $26.6 million payment for BioD Product Payment in May 2017. We received $17.0 million from sale of short-term investments acquired from Derma Sciences.
During the six months ended June 30, 2016, we paid $19.2 million for capital expenditures, most of which was directed to the implementation of our global enterprise system implementation and commercial expansion. We also released $4.2 million from a restricted cash account that supported our European cash pool activities.
Cash Flows Provided by (Used in) Financing Activities
Our principal source of cash from financing activities in the six months ended June 30, 2017 was $245.0 million in borrowings under our Senior Credit Facility used to acquire Derma Sciences and proceeds that we received from the exercise of stock options of $9.8 million, offset by repayments of $30.0 million on the revolving portion of our Senior Credit Facility and $6.5 million cash taxes paid in net equity settlement.

Our principal source of cash from financing activities in the six months ended June 30, 2016 was a $15.0 million borrowing under our Senior Credit Facility for general operating purposes and proceeds that we received from stock option exercises of $9.3 million, offset by repayments of $28.8 million on the revolving portion of our Senior Credit Facility and $4.3 million cash taxes paid in net equity settlement.
Upcoming Debt Maturities
The first quarterly installment of the Company's Term Loan A component of its Senior Credit Facility is due on March 31, 2018. We recorded the $12.5 million portion of the Senior Credit Facility as a current liability in the Company's consolidated balance sheets. There are no other upcoming debt maturities in the next twelve months.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 5 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities.

Share Repurchase Plan

On October 25, 2016, our Board of Directors terminated the share repurchase authorization dated October 28, 2014, which authorized management to purchase up to $75.0 million of outstanding common stock prior to the end of 2016, and authorized new repurchases of up to $150.0 million of outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.

The Company has not repurchased any shares of common stock under these authorizations through June 30, 2017.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures. The Company considers the portion of the Senior Credit Facility payable within the next twelve-month period of $12.5 million as a current liability.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2017 would increase interest income by approximately $1.5 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
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
Based on our outstanding borrowings at June 30, 2017, a one-percentage point increase in interest rates would affect interest expense on the debt by $4.8 million on an annualized basis. A one-percentage point decrease in interest rates would affect interest expense on the debt by $4.8 million on an annualized basis.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TEI

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. Currently, there are approximately fifty active cases against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of July 26, 2017, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which covered the first fifteen months after closing.

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

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three and six months ended June 30, 2017, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 have not materially changed except the following:

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

Since the adoption of the Affordable Care Act in 2010, the law has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law. Furthermore, on January 20, 2017, an executive order was issued that, among other things, stated the intention of the administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the Federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, health insurer, or manufacturer of pharmaceuticals or medical devices. We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified or what impact the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act. In addition, if the Affordable Care Act is replaced or modified, we cannot predict what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place. As a result, while we are unable to predict the effect on our business, financial condition or results of operations, changes to this law, or a new law that replaces it, could materially and adversely affect our business and results of operations.

In addition to the Affordable Care Act, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) replaces the Sustainable Growth Rate (SGR) formula for payment of physicians performing procedures on people covered by Medicare with the Quality Payment Program (“QPP”). The Centers for Medicare and Medicaid Services (CMS) released final rules for the QPP in October 2016. The QPP, which impacts more than 600,000 physicians and other practice-based clinicians, represents a fundamental change in physician reimbursement from a system that solely rewards volume of care to one that also rewards quality and value of care. While the full impact of performance-based payment adjustments on physicians’ practices and product selection decisions will not be fully seen until 2019 when payment adjustments go into effect, 2017 represents the first performance measurement year. The increased emphasis on quality and cost of care may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base, which could negatively impact the rate of adoption and utilization of the Company’s new and existing products. Although we believe that we are positioned to capitalize on this consolidation trend, our inability to successfully accomplish this could materially and adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the three and six months ended June 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

2.7(a)	Asset Purchase Agreement accepted and countersigned by DePuy Synthes, dated May 11, 2017 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.1(d)
Lease Modification #4 entered into as of April 20, 2017, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2017)

#10.10(e)	Fourth Amended and Restated 2003 Equity Incentive Plan, effective May 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

#10.35(b)	2018 Performance Incentive Compensation Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 26, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 26, 2017	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	July 26, 2017	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

2.7(a)	Asset Purchase Agreement accepted and countersigned by DePuy Synthes, dated May 11, 2017 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

10.1(d)
Lease Modification #4 entered into as of April 20, 2017, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2017)

#10.10(e)	Fourth Amended and Restated 2003 Equity Incentive Plan, effective May 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

#10.35(b)	2018 Performance Incentive Compensation Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 26, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.