Form 10-Q
period 2017-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2017-10-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 24, 2017 was 78,477,437.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	41

Item 6. Exhibits	42

SIGNATURES	43

Exhibit 2.1
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue, net	$278,834	$250,332	$819,634	$736,411
Costs and expenses:
Cost of goods sold	101,757	89,329	287,340	263,667
Research and development	15,034	15,124	46,275	44,254
Selling, general and administrative	145,945	112,317	433,457	343,510
Intangible asset amortization	5,456	3,467	14,976	10,410
Total costs and expenses	268,192	220,237	782,048	661,841
Operating income	10,642	30,095	37,586	74,570
Interest income	89	2	160	14
Interest expense	(6,761)	(6,295)	(18,073)	(19,255)
Other (expense) income, net	(735)	1,192	(3,691)	(398)
Income before income taxes	3,235	24,994	15,982	54,931
Income tax expense (benefit)	76	4,850	(4,406)	8,615
Net income	$3,159	$20,144	$20,388	$46,316

Net income per share
Basic	$0.04	$0.27	$0.27	$0.62
Diluted	$0.04	$0.25	$0.26	$0.59

Weighted average common shares outstanding (See Note 10):
Basic	78,186	74,534	76,387	74,286
Diluted	79,455	81,032	78,973	78,804
Comprehensive income (See Note 11)	$13,534	$23,410	$53,759	$53,908

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amount)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$481,943	$102,055
Trade accounts receivable, net of allowances of $6,969 and $6,319	171,126	148,186
Inventories, net	232,340	217,263
Prepaid expenses and other current assets	59,534	27,666
Total current assets	944,943	495,170
Property, plant and equipment, net	232,241	222,369
Intangible assets, net	634,052	561,175
Goodwill	587,943	510,571
Deferred tax assets, net	6,351	6,935
Other assets	12,657	11,734
Total assets	$2,418,187	$1,807,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of borrowings under senior credit facility	$18,750	$—
Accounts payable, trade	40,740	29,057
Deferred revenue	7,668	6,812
Accrued compensation	59,621	52,762
Accrued expenses and other current liabilities	83,455	34,970
Total current liabilities	210,234	123,601
Long-term borrowings under senior credit facility	1,152,633	665,000
Deferred tax liabilities	128,628	148,941
Other liabilities	13,576	30,745
Total liabilities	1,505,071	968,287
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 81,301 and 77,666 issued at September 30, 2017 and December 31, 2016, respectively	813	777
Additional paid-in capital	817,071	798,652
Treasury stock, at cost; 2,916 shares and 2,946 shares at September 30, 2017 and December 31, 2016, respectively	(121,816)	(123,051)
Accumulated other comprehensive loss	(23,783)	(57,154)
Retained earnings	240,831	220,443
Total stockholders’ equity	913,116	839,667
Total liabilities and stockholders’ equity	$2,418,187	$1,807,954

The accompanying unaudited notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net income	$20,388	$46,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,281	54,353
Non-cash impairment charges	3,290	—
Deferred income tax	(935)	(2,919)
Amortization of debt issuance costs	1,178	1,623
Non-cash interest expense	—	6,300
Realized loss on sale of short-term investment	2,287	—
Loss on disposal of property and equipment	443	1,046
Change in fair value of contingent consideration and other	(2,773)	81
Share-based compensation	16,359	12,773
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(9,861)	(8,100)
Inventories	(862)	(9,061)
Prepaid expenses and other current assets	(14,691)	1,051
Other non-current assets	(1,977)	(552)
Accounts payable, accrued expenses and other current liabilities	24,021	5,831
Deferred revenue	1,405	1,381
Other non-current liabilities	2,442	(247)
Net cash provided by operating activities	102,995	109,876
INVESTING ACTIVITIES:
Purchases of property and equipment	(29,806)	(26,136)
Proceeds from sale of short-term investments	16,951	—
Proceeds from note receivable	483	—
Proceeds from sale of property and equipment	157	266
Cash used in business acquisition, net of cash acquired	(225,552)	—
Cash received from business acquisition purchase price adjustment	—	225
Change in restricted cash	—	4,165
Net cash used in investing activities	(237,767)	(21,480)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	571,383	15,000
Repayments under senior credit facility	(65,000)	(48,750)
Net cash paid for contingent consideration	(4,661)	—
Principal payments under capital lease obligations	—	(487)
Proceeds from exercised stock options	9,774	9,925
Cash taxes paid in net equity settlement	(6,763)	(4,567)
Net cash provided by (used in) financing activities	504,733	(28,879)
Effect of exchange rate changes on cash and cash equivalents	9,927	(51)
Net increase in cash and cash equivalents	379,888	59,466
Cash and cash equivalents at beginning of period	102,055	48,132
Cash and cash equivalents at end of period	$481,943	$107,598

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
In the opinion of management, the September 30, 2017 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.
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
Johnson & Johnson's Codman Neurosurgery Business
On February 14, 2017, the Company entered into a binding offer letter (the “Offer Letter”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”), a wholly-owned subsidiary of Johnson & Johnson, pursuant to which Integra made a binding offer to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Acquisition”). The assets and liabilities subject to the proposed Codman Acquisition relate to the research, development, manufacture, marketing, distribution and sale of certain products used in connection with neurosurgery procedures. The purchase price for the Codman Acquisition is $1.014 billion, subject to adjustments set forth in the Purchase Agreement (as defined below) relating to the book value of inventory transferred to the Company at the closing of the Codman Acquisition, the book value of certain inventory retained by DePuy Synthes and the amount of certain prepaid taxes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Pursuant to the terms of the Offer Letter, following the conclusion of certain statutory information or consultation processes in connection with the Codman Acquisition by the employees of DePuy Synthes and its affiliates in France, Switzerland, and Germany, on May 11, 2017, DePuy Synthes accepted the Company’s offer and countersigned the Asset Purchase Agreement (the “Purchase Agreement”) with respect to the Codman Acquisition, previously executed by the Company. On October 2, 2017, the Company completed the Codman Acquisition. See Note 14 - Subsequent Events.
Assets and Liabilities Held for Sale
The Company considers assets and liabilities to be held for sale when management approves and commits to a formal plan to actively market the assets and liabilities for sale, the assets and liabilities are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets and liabilities are expected to be completed within one year, the assets and liabilities are being actively marketed for sale at a price that is reasonable in relation to its current fair value and it is unlikely that significant changes will be made to the plan. Upon designation of the assets and liabilities as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, less estimated costs to sell. Assets held for sale are not depreciated. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met and gains are not recognized until the date of sale. The Company assesses the fair value of assets held for sale less any costs to sell each reporting period it remains classified as held for sale and reports any reduction in fair value as an adjustment to the carrying value of the assets held for sale.
To facilitate the Company’s planned acquisition of the Codman Neurosurgery Business, the Company identified certain assets and liabilities related to the Camino® Intracranial Pressure monitoring product line within its Specialty Surgical Solutions segment as Assets and Liabilities Held for Sale as of June 30, 2017 when all of the criteria above were met. On August 31, 2017, the Company identified additional assets and liabilities related to the Company's U.S. rights to the fixed pressure shunts product line within its Special Surgical Solutions segment as Assets and Liabilities Held for Sale.

Assets and liabilities held for sale consisted of the following as of September 30, 2017 (amounts in thousands):

Inventories	$7,957
Property, plant and equipment, net	883
Goodwill	2,861
Total assets held for sale	$11,701

Deferred revenue	$909
Accrued compensation	197
Total liabilities held for sale	$1,106

Goodwill was allocated to the assets and liabilities held for sale using the relative fair value method. Assets held for sale were included in prepaid expenses and other current assets and liabilities held for sale were included in accrued expenses and other current liabilities in the consolidated balance sheet. The Company recognized no losses in its consolidated statement of operations for the three and nine months ended September 30, 2017.
On September 8, 2017, the Company and certain of its subsidiaries entered into an asset purchase agreement (the “Divestiture Agreement”) with Natus Medical Incorporated (“Natus”), pursuant to which the Company agreed to divest its Camino Intracranial Pressure monitoring and the U.S. rights to its fixed pressure shunts businesses together with certain neurosurgery assets acquired as part of the Codman Acquisition (the “Divestiture”). The Divestiture Agreement was entered into in connection with the review of the Codman Acquisition by the Federal Trade Commission and the antitrust authority of Spain. The Divestiture was completed on October 6, 2017. See Note 14 - Subsequent Events.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company will adopt this standard on January 1, 2018. The Company expects to apply the full retrospective method of adoption. The Company is progressing with the implementation and continues to evaluate the impact of the standard’s revenue recognition model on business processes, accounting systems, controls and financial statement disclosures. The Company has reviewed a sample of contracts with customers and does not expect the adoption of Accounting Standard Update ("ASU") 2014-09 to have a material impact on the amount or timing of revenues recognized. That said, the Company’s initial conclusion could change as the implementation is finalized.
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
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). Under current accounting guidance, an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
In August 2016, the FASB issued Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distribution received from equity method investees and beneficial interest in securitization transaction. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.
In October 2016, the FASB issued Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard will be effective for all annual periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued Update 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company elected to early adopt ASU 2017-04 effective January 1, 2017 and applied the new guidance in its annual assessment in the third quarter of 2017. The Company performed its annual goodwill impairment assessment as of July 31, 2017. The Company elected to perform a qualitative analysis for its reporting units. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less than the carrying amount, and therefore, it was not necessary to perform quantitative analysis for any reporting units.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting. The update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

2. BUSINESS ACQUISITION
TGX Medical
On April 4, 2017, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, MCF I LP THX Medical System LLC Holdings, Inc., Terragraphix, Inc. and TGX Medical Systems, LLC (collectively, "TGX Medical"). Pursuant to the Purchase Agreement, the Company purchased all issued and outstanding membership interests in TGX Medical for $5.4 million, including a $0.1 million adjustment made in the third quarter of 2017 related to additional closing costs incurred by TGX Medical.
TGX Medical designs, develops and markets software solutions that track surgical instruments from the operating room, through sterilization to storage, which helps ensure that the instruments have been properly cleaned, assembled and maintained. TGX Medical’s customers are located in the U.S. and Canada.
The Company recorded revenue for TGX Medical of approximately $0.2 million and $0.4 million in the condensed consolidated statements of operations and comprehensive income for three and nine months ended September 30, 2017, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of September 30, 2017 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash and cash equivalents	$49
Accounts receivables	279
Property, plant and equipment	3
Intangible assets:		Wtd. Avg. Life:
Completed technology	4,707	13 Years
Goodwill	641
Total assets acquired	5,679
Accounts payable	13
Accrued expenses and other current liabilities	65
Other liabilities	234
Net assets acquired	$5,367
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
The Company recorded revenue for Derma Sciences of approximately $24.1 million and $58.4 million in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price as of September 30, 2017 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash and cash equivalents	$16,512
Short-term investments	19,238
Accounts receivable	8,949
Inventory	17,977
Prepaid expenses and other current assets	4,369
Property, plant and equipment	4,311
Intangible assets:		Wtd. Avg. Life:
Customer relationship	78,300	14 years
Trademarks/brand names	13,500	15 years
Completed technology	11,600	14 years
Non-compete agreement	280	1 year
Goodwill	70,424
Deferred tax assets	17,865
Other assets	101
Total assets acquired	263,426
Accounts payable	4,560
Accrued expenses and other current liabilities	7,409
Contingent liability	37,174
Other liabilities	3,805
Net assets acquired	$210,478
Goodwill was allocated to the Orthopedics and Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.
In the second quarter of 2017, the Company adjusted its preliminary purchase price allocation of other liabilities by $1.7 million because of additional liabilities for sales and use tax, employment tax and unclaimed property. In the third quarter of 2017, the Company adjusted the purchase price and goodwill by $0.3 million, as a result of cash received from escrow related to the acquisition of BioD LLC ("BioD") by Derma Sciences. BioD is a wholly owned subsidiary of Derma Sciences.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Short-term Investments
Short-term investments recognized at the acquisition date of Derma Sciences are investments in equity and debt securities including certificates of deposit purchased with an original maturity greater than three months which are deposited in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Short-term investments are classified as Level 1 in fair value hierarchy. Fair values of short-term investments are determined using the unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the balance sheet date.
In the second quarter of 2017, the Company sold the acquired short-term investments and recognized a realized loss of $2.3 million included in other expense, net in the consolidated statement of operations.
Deferred Taxes
The acquired deferred taxes of $17.9 million include a deferred tax asset of $39.7 million related to a federal net operating loss which the Company expects to utilize against income in future periods, a deferred tax asset of $15.8 million related to intangibles acquired by Derma Sciences in previous periods, and a deferred tax asset of $0.7 million related to various deferred items, offset by a deferred tax liability of $38.3 million for new intangibles for which the Company will not receive a tax benefit. In second quarter of 2017, the Company increased the preliminary estimated value of deferred tax liability by $1.5 million to reflect the adjustments to preliminary estimated fair values of assets and liabilities acquired.
United States Food and Drug Administration ("FDA") Untitled Letter
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and now the Company had and plan to continue discussions with the FDA to communicate its disagreement with the FDA’s assertion that certain products are more than minimally manipulated and therefore do not meet the requirements for HCT/Ps. To date, the FDA has not changed its position that certain of the acquired morselized products are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company continues to market these products.

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

If the FDA does allow us to continue to market its morselized products without a 510(k) or biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions on marketing, such as labeling restrictions and compliance with current Good Manufacturing Practices. Compliance with these conditions would require significant additional time and cost investments from us. It also is possible that the FDA will not allow us to market any form of a morselized product without a biologics license even prior to finalization of the draft guidance documents and could require us to recall our morselized products. We continue to market these products. The Company continues to monitor the FDA's position on these products. Any potential action of the FDA could have a financial impact on the sales of BioD’s morselized amniotic tissue-based products. Revenues from BioD morselized amniotic material based products for the three and nine months ended September 30, 2017 were less than 1.0% of consolidated revenues.

Contingent Consideration

The Company assumed contingent consideration incurred by Derma Sciences related to its acquisitions of BioD and the intellectual property related to the Medihoney product. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a discounted cash-flow model. The contingent liabilities recognized as part of the Derma Sciences acquisition relate to the following:

i.
contractual incentive payments that could be made to former equity owners of BioD if net sales of BioD products exceed a certain amount for the twelve-month periods ending June 30, 2017 and 2018 ("BioD Earnout Payments");

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
contractual incentive payments that could be made to the former owner of the intellectual property relating to the Medihoney product line, if net sales of Medihoney products exceed certain amounts defined in the agreement between Derma Sciences and the former owner of the intellectual property of Medihoney for any twelve-month period ("Medihoney Earnout Payments").

At the date of the acquisition, net sales used in estimating the BioD Earnout Payments is based on the weighted average of different possible scenarios using revenue volatility of 13.5%. The BioD Earnout Payments were valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payments is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million. In August 2017, the Company paid $4.8 million for the twelve-month period ending June 30, 2017 component of the BioD Earnout Payments. As of September 30, 2017, the estimated fair value of the remaining portion of the BioD Earnout Payments is $2.1 million.
At the date of acquisition, the Company estimated that the probability of the Product Payment was 98.0% and valued it at a discount rate of 2.5%. The maximum payout related to the Product Payment is $29.7 million. The estimated fair value as of February 24, 2017 was $26.8 million. In the second quarter of 2017, the Company adjusted the preliminary estimated fair value to increase the Product Payment by $0.9 million related to additional products that should have been included in the preliminary estimate based on the Merger Agreement. On May 25, 2017, the Company made full payment for the Product Payment of $26.6 million. The payment was included in cash used in business acquisition, net of cash acquired within investing activities in the condensed consolidated statements of cash flows since the payment was made shortly after the acquisition.
At the date of the acquisition, net sales used in estimating the Medihoney Earnout Payments is based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payments were valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payments is $5.0 million. The estimated fair value as of February 24, 2017 and September 30, 2017 was $1.4 million.
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
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months ended September 30, 2016 and for the nine months ended September 30, 2017 and 2016 as if the acquisitions had been completed as of the beginning of the prior year. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1 of the year prior to the acquisition that will not be recurring in the post-acquisition periods, which includes $2.9 million incurred by Derma Sciences prior to acquisition and $12.5 million incurred by Integra, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended September 30, 2016	Nine Months Ended September 30,
		2017	2016
	(In thousands, except per share amounts)
Total revenue	$272,427	$832,710	$792,672
Net income	$18,318	$24,091	$32,180
Basic income per share	$0.25	$0.32	$0.43

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$136,729	$127,973
Work in process	47,257	50,043
Raw materials	48,354	39,247
	$232,340	$217,263

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2017 were as follows:

	Specialty Surgical Solutions	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2016	$284,358	$226,213	$510,571
Derma Sciences acquisition	—	70,424	70,424
TGX Medical acquisition	641	—	641
Transfer to assets held for sale	(2,861)	—	(2,861)
Foreign currency translation	4,400	4,768	9,168
Balance, September 30, 2017	$286,538	$301,405	$587,943

The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$492,380	$(114,996)	$377,384
Customer relationships	13 years	234,020	(88,944)	145,076
Trademarks/brand names	28 years	105,690	(22,336)	83,354
Supplier relationships	27 years	34,721	(14,735)	19,986
All other (1)	5 years	11,675	(3,423)	8,252
		$878,486	$(244,434)	$634,052

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	17 years	$479,964	$(94,991)	$384,973
Customer relationships	12 years	152,335	(77,005)	75,330
Trademarks/brand names	30 years	90,507	(19,158)	71,349
Supplier relationships	27 years	34,721	(13,664)	21,057
All other (1)	5 years	10,806	(2,340)	8,466
		$768,333	$(207,158)	$561,175

(1)	At September 30, 2017 and December 31, 2016, all other included in-process research and development ("IPR&D") of $1.0 million in both periods, which was indefinite-lived.

During the third quarter of 2017, the Company recorded an impairment charge of $3.3 million in cost of goods sold related to completed technology assets acquired from Tarsus Medical, Inc. ("Tarsus Technology"), since the underlying product will no longer be sold. Tarsus Technology was included in the Orthopedic and Tissue Technology segment.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to be approximately $48.4 million in 2017, $49.1 million in 2018, $49.0 million in 2019, $48.9 million in 2020, $47.9 million in 2021, $44.4 million in 2022 and $493.7 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

5. DEBT
Amended and Restated Senior Credit Agreement

On March 31, 2017, the Company entered into an amendment ("March 2017 Amendment") to its fourth amended and restated Senior Credit Facility agreement with a syndicate of lending banks and Bank of America, N.A., as Administrative Agent. The March 2017 Amendment increased the aggregate principal amount from $1.5 billion to $2.2 billion available to the Company through the following facilities:

i.	a $500.0 million Term Loan A facility;

ii.	a $700.0 million Term Loan A-1, which will be available in a single drawing on a delayed basis at the time of closing of the Codman Acquisition (see Note 1 - Basis of Presentation); and

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

There was no change in the maturity date, which remains at December 7, 2021.
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to the following:

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
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40.0 million that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA, as defined in the fourth amended and restated Senior Credit Facility agreement) at the time of the applicable borrowing.

The Company will pay an annual commitment fee ranging from 0.15% to 0.35%, based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants, and, as of September 30, 2017, the Company was in compliance with all such covenants. The Company capitalized $1.1 million of incremental financing costs in 2017 in connection with the modifications to the Senior Credit Facility.
At September 30, 2017 and December 31, 2016, there were $671.4 million and $165.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.9% and 2.2%, respectively. At September 30, 2017 and December 31, 2016, there was $500.0 million outstanding under the Term Loan A component of the Senior Credit Facility at a weighted average interest rate of 2.8% and 2.2%, respectively. At September 30, 2017, there was no outstanding balance under the Term Loan A-1 component of Senior Credit Facility. At September 30, 2017, there was approximately $1.0 billion available for borrowing under the Senior Credit Facility, including the $700.0 million available under the Term Loan A-1 component. On October 2, 2017, the Company drew $700.0 million from the Term Loan A-1 component to fund a portion of the Codman Acquisition. Refer to Note 14 - Subsequent Events.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan A components at September 30, 2017 was approximately $658.7 million and $490.0 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

Letters of credit outstanding as of September 30, 2017 and December 31, 2016 totaled $0.6 million. There were no amounts drawn as of September 30, 2017.
The Company uses interest rate derivative instruments to manage earnings and cash flow exposure to changes in interest rates of the Term Loan A component of the Senior Credit Facility. At September 30, 2017 and December 31, 2016, the notional amounts related to the Company’s interest rate swaps were $400.0 million and $150.0 million, respectively.

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
In connection with the issuance of the 2016 Convertible Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction was approximately $28.72 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction was approximately $35.03 per share, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similar to the 2016 Convertible Notes as a result of the spin-off of the Company's spine business in July 2015 to $26.42 per share and $32.22 per share, respectively. The warrants expired on a series of expiration dates from March 2017 to August 2017. For the three and nine months ended September 30, 2017, the hedge participants exercised 2,089,802 and 8,707,202 warrants, respectively and, as a result, the Company issued 946,323 and 2,839,743 shares of common stock for the three and nine months ended September 30, 2017, respectively. The Company has no warrants outstanding as of September 30, 2017.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$2,132	$6,300
Cash interest related to the contractual interest coupon (2)	892	2,671
Total	$3,024	$8,971
(1)The amortization of the discount on the liability component of the 2016 Notes is presented net of capitalized interest of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively.
(2)The cash interest related to the contractual interest coupon on the 2016 Notes is presented net of a minimal amount and $0.1 million of capitalized interest for the three and nine months ended September 30, 2016, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of September 30, 2017 (amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
Term Loan A	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month BBA LIBOR	$540
Term Loan A	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month BBA LIBOR	525
Term Loan A	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	654
Term Loan A	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	(68)
Term Loan A	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	120
Term Loan A	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	(476)
Total interested rate derivatives designated as cash flow hedge	$400,000						$1,295
The Company designated these derivative instruments as cash flow hedges. The Company records the effective portion of the change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point the effective portion of any gain or loss is reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2017	December 31, 2016
	(In thousands)
Derivatives designated as hedges — Assets:
Interest rate swap — Prepaid expenses and other current assets (2)	$825	$242
Interest rate swap — Other assets (2)	$1,654	1,629
	$2,479	$1,871
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,184	$—

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)
At September 30, 2017 and December 31, 2016, the notional amounts related to the Company’s interest rate swaps were $400.0 million and $150.0 million, respectively. There is no expected reduction in this notional amount in the next twelve months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2017 and 2016:

	Balance in AOCI Beginning of Quarter	Amount of Gain Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2017
Interest rate swap	$935	$297	$(63)	$1,295	Interest (expense)
	$935	$297	$(63)	$1,295
Three Months Ended September 30, 2016
Interest rate swap	$(602)	$618	$—	$16	Interest (expense)
	$(602)	$618	$—	$16

	Balance in AOCI Beginning of Year	Amount of (Loss) Gain Recognized in AOCI- Effective Portion	Amount of Loss Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2017
Interest rate swap	$1,871	$(618)	$(42)	$1,295	Interest (expense)
	$1,871	$(618)	$(42)	$1,295

Nine Months Ended September 30, 2016
Interest rate swap	$—	$16	—	$16	Interest (expense)
	$—	$16	$—	$16

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and nine months ended September 30, 2017 and 2016. The Company expects a minimal amount of pre-tax income recorded in AOCI related to interest rate hedges to be reclassified to earnings in the next twelve months.

7. STOCK-BASED COMPENSATION
As of September 30, 2017, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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

Stock Options

As of September 30, 2017, there were approximately $4.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 186,853 stock options granted during the nine months ended September 30, 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Awards of Restricted Stock and Performance Stock

Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2017, there were approximately $23.0 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 347,590 restricted stock awards and 133,333 performance shares during the nine months ended September 30, 2017.
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

8. TREASURY STOCK

On October 25, 2016, the Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions. As of September 30, 2017, there remained $150.0 million available for repurchase under this authorization.

As part of the conversion of the 2016 Convertible Notes, the Company received 2.9 million shares of common stock from the exercise of call options with hedge participants. The shares of common stock received from the exercise of the call options are held as treasury stock, and there were 2.9 million shares of treasury stock outstanding as of September 30, 2017 and December 31, 2016, with a cost of $121.8 million and $123.1 million, respectively, at a weighted average of $41.77 and $41.78 per share, respectively.

There were no cash treasury stock repurchases during the nine months ended September 30, 2017 or 2016.

9. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reported tax rate	2.3%	19.4%	(27.6)%	15.7%

The Company’s effective income tax rates for the three months ended September 30, 2017 and 2016 were 2.3% and 19.4%, respectively. For the three months ended September 30, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, offset by a decrease of $0.4 million in excess tax benefits from stock-based compensation compared to the same period in 2016. The change in jurisdictional mix of income primarily results from significant acquisition and integration costs incurred in the U.S. in 2017. The tax rate for the three months ended September 30, 2016 included a benefit of $0.2 million related to the release of uncertain tax positions.

The Company's effective income tax rates for the nine months ended September 30, 2017 and 2016 were (27.6)% and 15.7%, respectively. For the nine months ended September 30, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, and an increase of $3.7 million in excess tax benefits from stock-based compensation for the nine months ended September 30, 2017. The change in jurisdictional mix of income results primarily from significant acquisition and integration costs incurred in the U.S. in 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$3,159	$20,144	$20,388	$46,316
Weighted average common shares outstanding	78,186	74,534	76,387	74,286
Basic net income per common share	$0.04	$0.27	$0.27	$0.62

Diluted net income per share:
Net income	$3,159	$20,144	$20,388	$46,316

Weighted average common shares outstanding — Basic	78,186	74,534	76,387	74,286
Effect of dilutive securities:
2016 Convertible notes	—	3,176	—	2,256
Warrants	158	2,012	1,295	974
Stock options and restricted stock	1,111	1,310	1,291	1,288
Weighted average common shares for diluted earnings per share	79,455	81,032	78,973	78,804

Diluted net income per common share	$0.04	$0.25	$0.26	$0.59

Shares of common stock of approximately 0.3 million and 0.4 million at September 30, 2017 and 2016, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

For the three and nine months ended September 30, 2017 and 2016 the potential excess conversion value on warrants was included in the Company's dilutive share calculation because the average stock price for the three and nine months ended September 30, 2017 and 2016 exceeded the conversion price.

For the three and nine months ended September 30, 2016 the potential excess conversion value on the 2016 Notes were included in the Company's dilutive share calculation because the average stock price for the three and nine months ended September 30, 2016 exceeded the conversion price.

Restricted and performance units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$3,159	$20,144	$20,388	$46,316
Foreign currency translation adjustment	10,175	2,914	33,724	7,589
Change in unrealized gain (loss) on derivatives, net of tax	207	354	(331)	9
Pension liability adjustment, net of tax	(7)	(2)	(22)	(6)
Comprehensive income, net	$13,534	$23,410	$53,759	$53,908

Changes in Accumulated Other Comprehensive Income by component between December 31, 2016 and September 30, 2017 are presented in the table below, net of tax:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Short-term Investment	Total
	(In thousands)
Beginning balance	$1,071	$(36)	$(58,189)	—	$(57,154)
Other comprehensive (loss) income	(290)	(22)	33,724	(3,019)	30,393
Amounts reclassified from accumulated other comprehensive income	(41)	—	—	3,019	2,978
Net current-period other comprehensive (loss) income	(331)	(22)	33,724	—	33,371
Ending balance	$740	$(58)	$(24,465)	$—	$(23,783)

For the nine months ended September 30, 2017, the Company reclassified a minimal amount and $3 million from AOCI to interest expense and other expenses, respectively.

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

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and nine months ended September 30, 2017 and 2016 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Segment Net Sales
Specialty Surgical Solutions	$164,760	$159,409	$480,907	$468,767
Orthopedics and Tissue Technologies	114,074	90,923	338,727	267,644
Total revenues	$278,834	$250,332	$819,634	$736,411
Segment Profit
Specialty Surgical Solutions	$68,289	$67,148	$198,242	$188,126
Orthopedics and Tissue Technologies	30,411	27,727	88,500	74,027
Segment profit	98,700	94,875	286,742	262,153
Amortization	(5,456)	(3,467)	(14,976)	(10,410)
Corporate and other	(82,602)	(61,313)	(234,180)	(177,173)
Operating income	$10,642	$30,095	$37,586	$74,570

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
United States	$213,685	$194,346	$634,047	$567,103
Europe	32,609	28,553	93,924	89,623
Rest of World	32,540	27,433	91,663	79,685
Total Revenues	$278,834	$250,332	$819,634	$736,411

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of September 30, 2017, only ten active cases remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; and (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of October 26, 2017, no indemnification payments were received nor owed in relation to the lawsuits.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees associated with loss contingencies as incurred with outside counsel as a selling, general and administrative expense in the consolidated statements of operations.
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine-month period ended September 30, 2017 and 2016 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

Nine Months Ended September 30, 2017	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.		Location in Financial Statements
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	$—	$—	$—	$22,036
Additions from acquisition of Derma Sciences	33,707	3,467	—	—
Transfers from long-term to current portion	2,193	(2,193)	21,312	(21,312)
Payments	(31,346)		—	—
(Gain) loss from change in fair value of contingent consideration liabilities	(2,421)	82	—	148	Selling, general and administrative
Balance as of September 30, 2017	$2,133	$1,356	$21,312	$872

Nine Months Ended September 30, 2016	Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Long-term
Balance as of January 1, 2016	$21,831
Loss from change in fair value of contingent consideration liabilities	74	Selling, general and administrative
Balance as of September 30, 2016	$21,905
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

The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balance was included in accrued expenses and other current liabilities and other liabilities at September 30, 2017 and in other liabilities at September 30, 2016.

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
The Company determined the fair value of its supply agreement liability and above market supply agreement liability with Covidien during the nine-month period ended September 30, 2017 and 2016 to reflect the payments, change in estimate and the time value of money during the period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

Nine Months Ended September 30, 2017	Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Long-term	Location in Financial Statements
Balance as of January 1, 2017	$166	$—	$2,648
Payments	(166)		(415)
Transfer from long-term to current portion	—	3,216	(3,216)
Loss from increase in fair value	—	(352)	1,040	Selling, general and administrative
Balance as of September 30, 2017	$—	$2,864	$57

Nine Months Ended September 30, 2016	Supply Agreement Liability - Short-term	Supply Agreement Liability - Long-term	Above Market Supply Agreement Liability - Long-term	Location in Financial Statements
Balance as of January 1, 2016	$1,991	$161	$931
Payments	(1,500)		—
Transfer from long-term to current portion	161	(161)	—
Loss from increase in fair value	13	—	1,009	Selling, general and administrative
Other	—	—	681	Goodwill
Balance as of September 30, 2016	$665	$—	$2,621
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using a discount rate of 12.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The supply agreement liability - short-term and above market supply agreement liability - short-term were included in accrued expenses and other current liabilities and the supply agreement - long-term and above market supply agreement liability - long-term were included in other liabilities at September 30, 2017 and December 31, 2016.

There are no transfers between level 1, 2 or 3 during the nine months ended September 30, 2017 and 2016. If the Company's estimate regarding the fair value of its contingent consideration liabilities, supply agreement liability and above market supply agreement liability are inaccurate, a future adjustment to these estimated fair values may be required which could change significantly.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three and nine months ended September 30, 2017, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated and the likelihood of loss is remote.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. SUBSEQUENT EVENTS
Johnson & Johnson's Codman Neurosurgery Business
On October 2, 2017, upon the terms and subject to the conditions set forth in the Purchase Agreement, the Codman Acquisition was completed. Under the terms of the Purchase Agreement, the Company paid an aggregate purchase price of $1.014 billion, subject to adjustments set forth in the Purchase Agreement relating to the book value of inventory transferred to the Company at the closing of the Codman Acquisition, the book value of certain inventory retained by DePuy Synthes will be transferred to the Company in the future along with certain prepaid taxes.
To facilitate the completion of the Codman Acquisition, the Company drew $700.0 million from the Term Loan A-1 compnent of the Senior Credit Facility and used cash available as of September 30, 2017.
The Codman Acquisition will be accounted for using the acquisition method of business combination under ASC 805, Business Combinations. The initial accounting for the business combination is incomplete due to the timing of the acquisition, therefore, the Company is unable to disclose certain information required by ASC 805. The Company will provide preliminary purchase price allocation information in the Company's Annual Report on Form 10-K for year ending December 31, 2017
Divestiture to Natus
On October 6, 2017, upon the terms and subject to the conditions set forth in the Divestiture Agreement (see Note 1 - Basis of Presentation), the Divestiture was completed and Natus paid an aggregate purchase price of $46.4 million. The assets sold to Natus pursuant to the Divestiture Agreement are related to the Company’s intracranial pressure monitoring and U.S. fixed pressure valve shunt systems businesses along with certain assets related to the Codman U.S. dural graft implant, external ventricular drainage catheter and cerebrospinal fluid collection systems businesses that the Company purchased from DePuy Synthes on October 2, 2017.
A portion of the proceeds from the Divestiture of $36.4 million were used to settle a portion of the revolving credit component of the Senior Credit Facility.
Cross-Currency Rate Swap
On October 2, 2017, the Company entered into cross currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of Swiss Franc ("CHF") denominated intercompany loans into U.S. dollars. The CHF denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of the Codman Acquisition. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss Francs and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties.
The following table summarizes the cross-currency swaps entered on October 2, 2017:

	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount
				(amounts in thousands)
Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	97,065
Receive U.S.$			4.38%		$100,000

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,532
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598
Receive U.S.$			4.52%		$150,000

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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, and in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
TGX Medical
On April 4, 2017, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, MCF I LP THX Medical System LLC Holdings, Inc., Terragraphix, Inc. and TGX Medical Systems, LLC (collectively, "TGX Medical"). Pursuant to the Purchase Agreement, the Company purchased all issued and outstanding membership interests in TGX Medical for $5.4 million, including a $0.1 million adjustment made in the third quarter of 2017 related to additional closing costs incurred by TGX Medical.
TGX Medical designs, develops and markets software solutions that track surgical instruments from the operating room, sterilization, to storage, which helps ensure that the instruments have been properly cleaned, assembled and maintained. TGX Medical’s customers are located in the U.S. and Canada.
Johnson & Johnson's Codman Neurosurgery Business
On May 11, 2017, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”), a wholly-owned subsidiary of Johnson & Johnson, pursuant to which the Company agreed to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Acquisition”). The assets and liabilities subject to the Codman Acquisition relate to the research, development, manufacturing, marketing, distribution and sale of certain products used in connection with neurosurgery procedures.
On October 2, 2017, upon the terms and subject to the conditions set forth in the Purchase Agreement, the Codman Acquisition was completed. Under the terms of the Purchase Agreement, the Company paid an aggregate purchase price of $1.014 billion, subject to adjustments set forth in the Purchase Agreement relating to the book value of inventory transferred to us at the closing of the Codman Acquisition, the book value of certain inventory retained by DePuy Synthes that will be transferred to the Company in the future along with certain prepaid taxes.
To facilitate the completion of the Codman Acquisition, the Company drew $700.0 million from the Term Loan A-1 component of the Senior Credit Facility and cash available as of September 30, 2017.

Divestitures
On September 8, 2017, the Company and certain of its subsidiaries entered into an asset purchase agreement (the “Divestiture Agreement”) with Natus Medical Incorporated (“Natus”), pursuant to which the Company agreed to divest its Camino Intracranial Pressure monitoring and the U.S. rights to the fixed pressure shunts businesses together with certain of the neurosurgery assets that will be acquired as part of the Codman Acquisition (the “Divestiture”). The Divestiture Agreement was entered in connection with the review of the Codman Acquisition by the Federal Trade Commission and the antitrust authority of Spain. The Divestiture was conditioned upon completion of the Codman Acquisition.
On October 6, 2017, upon the terms and subject to the conditions set forth in the Divestiture Agreement (see Note 1 - Basis of Presentation), the Divestiture was completed and Natus paid an aggregate purchase price of $46.4 million. The assets sold to Natus pursuant to the Divestiture Agreement are related to the Company’s intracranial pressure monitoring and the U.S. rights to the fixed pressure valve shunt systems businesses along with certain assets related to the Codman U.S. rights to the dural graft implant, external ventricular drainage catheter and cerebrospinal fluid collection systems businesses that the Company purchased from DePuy Synthes on October 2, 2017.

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

FDA Untitled Letter

On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products (BioD is a wholly owned subsidiary of Derma Sciences). Since the issuance of the Untitled Letter, BioD and now the Company had and plan to continue discussions with the FDA to communicate its disagreement with the FDA’s assertion that certain products are more than minimally manipulated. To date, the FDA has not changed its position that certain of the acquired morselized products are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company continues to market these products.

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

If the FDA does allow us to continue to market its morselized products without a 510(k) or biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions on marketing, such as labeling restrictions and compliance with current Good Manufacturing Practices. Compliance with these conditions would require significant additional time and cost investments from us. It also is possible that the FDA will not allow us to market any form of a morselized product without a biologics license even prior to finalization of the draft guidance documents and could require us to recall our morselized products. We continue to market these products. The Company continues to monitor the FDA's position on these products. Any potential action of the FDA could have a financial impact on the sales of BioD’s morselized amniotic tissue-based products. Revenues from BioD morselized amniotic membrane based products for the three and nine months ended September 30, 2017 were less than 1.0% of consolidated revenues.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended September 30, 2017 was $3.2 million, or $0.04 per diluted share, as compared to $20.1 million or $0.25 per diluted share for the three months ended September 30, 2016.
Net income for the nine months ended September 30, 2017 was $20.4 million, or $0.26 per diluted share, as compared to $46.3 million or $0.59 per diluted share for the nine months ended September 30, 2016.
Net income for the nine months ended September 30, 2017 decreased from the same period last year, primarily resulting from higher acquisition-related expenses of $51.9 million, and offset by growth in both of our Orthopedics and Tissue Technologies and Specialty Surgical Solutions segments. The results also reflect strong growth in our regenerative technology franchise.
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Global ERP implementation charges	$—	$3,366	$3,261	$12,386
Structural optimization charges	1,944	1,993	5,336	5,540
Certain employee severance charges	—	153	125	1,420
Discontinued product lines charges	—	—	1,025	—
Acquisition-related charges	24,904	4,935	68,919	16,996
Convertible debt non-cash interest	—	2,132	—	6,300
Hurricane Maria related	1,261	—	1,261	—
Total	$28,109	$12,579	$79,927	$42,642

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of goods sold	$4,141	$5,662	$9,567	$16,479
Research and development	—	200	—	200
Selling, general and administrative	23,968	4,585	68,097	19,663
Interest expense	—	2,132	—	6,300
Other expense	—	—	2,263	—
Total from continuing operations	$28,109	$12,579	$79,927	$42,642

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning ("ERP") system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during 2017. We expect the additional capital and integration expenses associated with our current ERP system to decrease in 2017 as the project is substantially complete. We expect additional capital and integration expenses in 2017 associated with the integration of the Derma Sciences and Codman neurosurgery businesses. In September 2017, Hurricane Maria caused disruption and minor damage to our operations in our facility in Añasco, Puerto Rico. We incurred expenses to restore the facility to its normal operations.
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
Update on Remediation Activities
We had an FDA warning letter related to TEI, acquired by Integra on July 17, 2015. TEI received a Warning Letter from the FDA dated May 29, 2015 for promoting the product SurgiMend for breast surgery applications that were not cleared in the 510(k) process and do not have a PMA approval for the indication. The FDA requested that TEI immediately cease all activities that resulted in misbranding or adulteration of the product in commercial distribution. The FDA also required TEI to cease all violations regarding promotion of the product for an indication that was not cleared or approved. TEI responded to the FDA with a corrective action plan and took action to address the issues prior to the completion of the acquisition. The FDA warning letter was lifted on August 31, 2017.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Net Sales	(Dollars in thousands)
Specialty Surgical Solutions	$164,760	$159,409	$480,907	$468,767
Orthopedics & Tissue Technologies	114,074	90,923	338,727	267,644
Total revenue	278,834	250,332	819,634	736,411
Cost of goods sold	101,757	89,329	287,340	263,667
Gross margin on total revenues	$177,077	$161,003	$532,294	$472,744
Gross margin as a percentage of total revenues	63.5%	64.3%	64.9%	64.2%

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016
Revenues and Gross Margin
For the three months ended September 30, 2017, total revenues increased by $28.5 million to $278.8 million from $250.3 million for the same period in 2016. Revenues for the quarter were negatively impacted by approximately $7.0 million due to the hurricanes in Texas, Florida and Puerto Rico.
Specialty Surgical Solutions revenues were $164.8 million, an increase of 3.4% from the prior-year period. The increase resulted from double-digit growth in our tissue ablation franchise, including the continued launch of our CUSA Clarity product. Our dural repair products and precision tools and instruments product lines both increased in the low single digits for the quarter. Our dural repair growth was lower than expected based on competitive pressures, which resulted in lower pricing.
Orthopedics and Tissue Technologies revenues were $114.1 million, an increase of 25.5% from the prior-year period. Revenue from the Derma Sciences acquisition was $24.1 million for the three months ended September 30, 2017. Revenues from our regenerative technologies products grew during the quarter, driven by Integra Skin and PriMatrix, and offset by the declines in our SurgiMend portfolio. Disruption to operations in our Puerto Rico facility drove our private label business to decline double-digits in the third quarter of 2017, while we experienced strong growth in our ankle and shoulder portfolios, which together grew 30% compared to the same period last year.
Gross margin increased to $177.1 million for the three-month period ended September 30, 2017, an increase of $16.1 million from $161.0 million for the same period last year. Gross margin as a percentage of total revenue decreased to 63.5% for the third quarter of 2017 from 64.3% for the same period last year. The decrease in gross margin percentage resulted primarily from sales of Derma Sciences products with lower margins than the company average. The decrease also results from the impairment charge of $3.3 million related to the completed technology assets acquired from Tarsus Medical, Inc., since the underlying product will no longer be sold.

We expect our consolidated gross margin percentage for the full year 2017 to be approximately 63.0%, which includes the impact of the Codman Acquisition. We expect no significant change in gross margin percentage in 2017 compared to 2016, as gross margins from products acquired in the Derma Sciences transaction are expected to offset the margins from the growth in our regenerative business.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2017	2016
Research and development	5.4%	6.0%
Selling, general and administrative	52.3%	44.9%
Intangible asset amortization	2.0%	1.4%
Total operating expenses	59.7%	52.3%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $35.5 million, or 27.1%, to $166.4 million in the three months ended September 30, 2017, compared to $130.9 million in the same period last year.

Research and development expenses in the third quarter of 2017 decreased by $0.1 million to $15.0 million compared to $15.1 million in the same period last year. We expect full-year 2017 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the third quarter of 2017 increased by $33.6 million to $145.9 million compared to $112.3 million in the same period last year. Selling and marketing expenses increased by $13.8 million compared to last year resulting primarily from selling and marketing expenses of Derma Sciences of approximately $8.0 million and additional investments in adding direct sales representatives and distributors. We also paid higher commissions resulting from the increase in revenues. General and administrative costs increased by $19.8 million, resulting from the increase in acquisition-related expenses of $20.0 million, offset by lower ERP implementation costs. We expect full-year selling, general and administrative expenses to be approximately 52.0% to 53.0% of revenue in 2017, resulting from acquisition and integration-related costs and additional investments in our commercial channels.

Amortization expense as a percentage of revenues in the third quarter of 2017 increased compared to the same period last year. This increase was related primarily to the intangible assets recognized from the Derma Sciences acquisition in the first quarter of 2017.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Interest income	$89	$2
Interest expense	(6,761)	(6,295)
Other (expense) income, net	(735)	1,192

Interest Income and Interest Expense
Interest expense in the three months ended September 30, 2017 increased by $0.5 million, primarily due to the higher outstanding balance on our Senior Credit Facility for the period compared to the same period in 2016, offset by the settlement of our 2016 Convertible Notes in December 2016. Our reported interest expense for the three-month period ended September 30, 2016 included non-cash interest related to the accounting for convertible securities of $2.1 million.
Interest income was negligible for the three months ended September 30, 2017 and 2016.
Other (Expenses) Income, net
Other (expenses) income, net for the three months ended September 30, 2017 and 2016 includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Income before income taxes	$3,235	$24,994
Income tax expense	76	4,850
Effective tax rate	2.3%	19.4%

The Company’s effective income tax rates for the three months ended September 30, 2017 and 2016 were 2.3% and 19.4%, respectively. For the three months ended September 30, 2017, the primary drivers of the lower tax rate are lower income before income taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, offset by a decrease of $0.4 million in excess tax benefits from stock-based compensation compared to the same period in 2016. The change in jurisdictional mix of income results primarily from significant acquisition and integration costs incurred in the U.S. in 2017. The tax rate for the three months ended September 30, 2016 included $0.2 million related to the release of uncertain tax positions.

Including the impact of Codman Acquisition in the fourth quarter of 2017, the Company expects its effective income tax rate for the full year to be approximately a benefit of 65.7%, mainly from lower income before taxes resulting from acquisition-related expenses and from benefits from stock-based compensation, Federal research credit benefits, and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

On March 29, 2017, the United Kingdom ("UK") provided formal notice of its intention to leave the European Union ("EU"). This notice begins the two-year negotiation process for the UK’s exit. Existing tax exemptions and tax relief between the UK and EU member states will most likely cease. The Company has entities domiciled in the UK and conducts transactions with entities within the EU. New tax legislation or renegotiated exemptions and tax relief could result in additional tax liabilities. The Company will monitor the ongoing negotiations and will assess the impact on its tax expense.

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

Revenues and Gross Margin
For the nine months ended September 30, 2017, total revenues increased by $83.2 million to $819.6 million from $736.4 million during the prior-year period.
Specialty Surgical Solutions revenues were $480.9 million, an increase of 2.6% from the prior-year period. The increase resulted from low-single digit growth in our dural repair and precision tools and instrument products. Together, our tissue ablation and neuro critical care revenues grew in the low single-digits. Our DuraGen, DuraSeal, next generation Mayfield 2 cranial stabilization device and MicroFrance products contributed to the increase. Our dural repair franchise did not grow at the rate we expected because of the impact of increased competition for our dural sealant product.
Orthopedics and Tissue Technologies revenues were $338.7 million, an increase of 26.6% from the prior-year period. Revenue from Derma Sciences acquisition was $58.4 million for the nine months ended September 30, 2017. Sales from our regenerative technologies products excluding revenues from Derma Sciences grew mid-single digits, including strength in skin products as a result of strong demand from both domestic and international markets. Our upper extremities products grew double-digits, driven by strength in our shoulder products. The increases were offset by declining sales in both lower extremities and SurgiMend.
Gross margin increased to $532.3 million for the nine-month period ended September 30, 2017, up from $472.7 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.9% for the year to date period from 64.2% for the same period last year. The increase in gross margin percentage resulted from an increase in sales of higher margin products such as dural repair, skin and wound products, and lower effect of purchase price adjustments from acquisitions, offset by sales in Derma Sciences with lower margins than the Company's average and an impairment charge of $3.3 million related to the completed technology assets acquired from Tarsus Medical, Inc., since the underlying product will no longer be sold.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2017	2016
Research and development	5.6%	6.0%
Selling, general and administrative	52.9%	46.6%
Intangible asset amortization	1.8%	1.4%
Total operating expenses	60.3%	54.0%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $96.5 million, or 24.2%, to $494.7 million for the first nine months of 2017, compared to $398.2 million in the same period last year.
Research and development expenses in the first nine months of 2017 increased approximately $2.0 million and decreased as a percentage of sales from 6.0% to 5.6%. This increase in spending resulted from additional spending on new product development and clinical studies.
Selling, general and administrative expenses in the first nine months of 2017 increased by $89.9 million to $433.5 million compared to $343.5 million in the same period last year. Selling and marketing expenses increased by $35.5 million, resulting primarily from selling and marketing expenses of Derma Sciences of approximately $22.4 million and additional spending on new product launches and the addition of new sales representatives. General and administrative costs increased by $54.5 million resulting from the increase in acquisition-related expenses of $51.9 million offset by lower ERP implementation costs.
Amortization expense in the first nine months of 2017 increased by $4.6 million to $15.0 million, compared to $10.4 million in the same period last year. Amortization expense in the first nine months of 2017 reflects the increase in intangibles due to the two acquisitions in the first half of 2017.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Interest income	$160	$14
Interest expense	(18,073)	(19,255)
Other expense, net	(3,691)	(398)

Interest Income and Interest Expense
Interest expense in the nine-month period ended September 30, 2017 decreased by $1.2 million primarily resulting from the settlement of our 2016 Convertible Notes in December 2016 offset by increased borrowings and higher effective borrowing rates on our Senior Credit Facility compared to the prior year. Our reported interest expense for the nine-month period ended September 30, 2016 includes non-cash interest related to the accounting for convertible securities of $6.3 million.
Interest income was negligible for the nine months ended September 30, 2017 and 2016.
Other Expense, net
Other expense, net for the nine months ended September 30, 2017 includes a $2.3 million loss on sale of short term investments. Other expense for the nine months ended September 30, 2017 and 2016 includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Income before income taxes	$15,982	$54,931
Income tax (benefit) expense	(4,406)	8,615
Effective tax rate	(27.6)%	15.7%

The Company's effective income tax rates for the nine months ended September 30, 2017 and 2016 were (27.6)% and 15.7%, respectively. In the nine months ended September 30, 2017, the primary drivers of the lower tax rate are lower income before taxes compared to the same period in 2016, the jurisdictional mix of income before tax in U.S.-based operations relative to foreign operations, and an increase in excess tax benefits of $3.7 million from stock-based compensation for the nine months ended September 30, 2017. The change in jurisdictional mix of income primarily results from significant acquisition and integration costs incurred in the U.S. in 2017.

Including the impact of the Codman Acquisition in the fourth quarter of 2017, the Company expects its effective income tax rate for the full year to be approximately a benefit of 65.7%, mainly from lower income before taxes resulting from acquisition-related expenses and benefits from stock-based compensation, Federal research credit benefits, and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
United States	$213,685	$194,346	$634,047	$567,103
Europe	32,609	28,553	93,924	89,623
Rest of World	32,540	27,433	91,663	79,685
Total Revenues	$278,834	$250,332	$819,634	$736,411
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
Domestic revenues increased to $213.7 million, or 76.6% of total revenues, for the three months ended September 30, 2017 from $194.3 million, or 77.6% of total revenues, for the three months ended September 30, 2016. The Derma Sciences acquisition accounted for $19.3 million of the increase for the three months ended September 30, 2017. International revenues increased to $65.1 million from $56.0 million in the prior-year period. The Derma Sciences acquisition accounted for $4.8 million of the increase for the three months ended September 30, 2017. Foreign exchange fluctuations had a favorable impact of $1.7 million on revenues for the three months ended September 30, 2017 compared to the same period in 2016.
Domestic revenues increased to $634.0 million, or 77.4% of total revenues, for the nine months ended September 30, 2017 from $567.1 million, or 77.0% of total revenues, for the nine months ended September 30, 2016. The Derma Sciences acquisition accounted for $46.9 million of the increase for the nine months ended September 30, 2017. International revenues increased to $185.6 million from $169.3 million in the prior-year period. The Derma Sciences acquisition accounted for $11.5 million of the increase for the nine months ended September 30, 2017. Foreign exchange fluctuations had an unfavorable impact of $0.8 million on revenues for the nine months ended September 30, 2017 compared to the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $481.9 million and $102.1 million at September 30, 2017 and December 31, 2016, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2017, our non-U.S. subsidiaries held approximately $133.7 million of cash and cash equivalents that are available for use outside the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$102,995	$109,876
Net cash used in investing activities	(237,767)	(21,480)
Net cash provided by (used in) financing activities	504,733	(28,879)
Effect of exchange rate fluctuations on cash	9,927	(51)

In 2017, we anticipate that our principal uses of cash will include approximately $50.0 to $55.0 million of capital expenditures primarily for support and maintenance in our existing plants, facility automation, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. On October 2, 2017, the Codman Acquisition was completed. The Company paid an aggregate purchase price of $1.014 billion, subject to certain adjustments under the Purchase Agreement. To facilitate the completion of the Codman Acquisition, the Company drew $326.4 million from the revolving component of the Senior Credit Facility on September 29, 2017 and $700.0 million from the Term Loan A-1 component of the Senior Credit Facility on October 2, 2017.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $103.0 million and $109.9 million for the nine months ended September 30, 2017 and 2016, respectively.
Operating cash flows for the nine months ended September 30, 2017 decreased compared to the same period in 2016. Net income decreased compared to the same period of the prior year. Net income after non-cash adjustments decreased cash flows for the nine months ended September 30, 2017 by approximately $17.1 million compared to the same period in 2016, which resulted primarily from the increase in depreciation and amortization, non-cash impairment charges, share-based compensation expenses and realized loss on sale of short-term investments offset by non-cash interest expense from convertible debt, which was settled in December 2016. Net changes in working capital were minimal for the nine months ended September 30, 2017. Among the changes in working capital, accounts receivable used $9.9 million of cash, inventory used $0.9 million of cash, prepaid expenses and other current assets used $14.7 million of cash and accounts payable, accrued expenses and other current liabilities provided $24.0 million of cash, deferred revenue provided $1.4 million of cash, and other non-current liabilities provided $2.4 million of cash. Increases in accounts receivables and inventories are consistent with the increase in revenue.
Operating cash flow for the nine months ended September 30, 2016 increased compared to the same period in 2015. Net income increased compared to the same period of the prior year. Net income after non-cash adjustments increased cash flows for the nine months ended September 30, 2016 by approximately $35.1 million compared to the same period in 2015, which resulted primarily from the $35.6 million expense relating to the adjustment of the valuation allowance recorded as a result of the spin-off of our spine business in July 2015 offset by the increase in depreciation and amortization. Changes in working capital decreased cash flows for the nine months ended September 30, 2016 by approximately $8.9 million. Among the changes in working capital, accounts receivable used $8.1 million of cash, inventory used $9.1 million of cash, prepaid expenses and other current assets provided $1.1 million of cash and accounts payable, and accrued expenses and other current liabilities provided $5.8 million of cash. Increases in accounts receivables and inventories are consistent with the increase in revenue.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2017, we paid $29.8 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We also used $225.6 million for the acquisition of Derma Sciences and TGX Medical, net of cash acquired. The payment for Derma Sciences includes a $210.5 million initial payment plus a $26.6 million payment for the BioD Product Payment in May 2017. We received $17.0 million from the sale of short-term investments acquired from Derma Sciences. In the third quarter of 2017, we received $0.3 million in cash from escrow related to the acquisition of BioD by Derma Sciences.
During the nine months ended September 30, 2016, we paid $26.1 million for capital expenditures, most of which were directed to the implementation of our global enterprise system implementation and manufacturing and commercial expansion. We also released $4.2 million from a restricted cash account that supported our European cash pool activities.
Cash Flows Provided by (Used in) Financing Activities
Our principal source of cash from financing activities in the nine months ended September 30, 2017 was $571.4 million in borrowings under our Senior Credit Facility used to acquire Derma Sciences and to fund a portion of the Codman Acquisition and proceeds that we received from the exercise of stock options of $9.8 million, offset by repayments of $65.0 million on the revolving portion of our Senior Credit Facility and $6.8 million cash taxes paid in net equity settlement. In the third quarter of 2017, we paid $4.8 million related to the BioD Earnout Payments.
Our principal source of cash from financing activities in the nine months ended September 30, 2016 was a $15.0 million borrowing under our Senior Credit Facility for general operating purposes and proceeds that we received from stock option exercises of $9.9 million, offset by repayments of $48.8 million on the revolving portion of our Senior Credit Facility and $4.6 million cash taxes paid in net equity settlement.

Upcoming Debt Maturities
The first quarterly installment of the Company's Term Loan A component of its Senior Credit Facility is due on March 31, 2018. We recorded $18.8 million of the Term Loan A component of the Senior Credit Facility as a current liability in the Company's consolidated balance sheets. There are no other upcoming debt maturities in the next twelve months.
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

The Company has not repurchased any shares of common stock under these authorizations through September 30, 2017.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the foreseeable future. The Company considers the portion of the Senior Credit Facility payable within the next twelve-month period of $18.8 million as a current liability.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2017 would increase interest income by approximately $4.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
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
Based on our outstanding borrowings at September 30, 2017, a one-percentage point increase in interest rates would affect interest expense on the debt by $7.7 million on an annualized basis. A one-percentage point decrease in interest rates would affect interest expense on the debt by $7.7 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TEI

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of September 30, 2017, only ten cases remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of October 26, 2017, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period, which covered the first fifteen months after closing.

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

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three and nine months ended September 30, 2017, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017 have not materially changed except the following:

If any of our manufacturing facilities were damaged and/or our manufacturing or business processes interrupted, we could experience lost revenues and our business could be seriously harmed.
Damage to our manufacturing, development and/or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could significantly disrupt our operations, the operations of suppliers and critical infrastructure and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. In particular, our San Diego, California facility is susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in Southern California. Our Añasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm, earthquake and wind damage. In September 2017, Hurricane Maria caused catastrophic damage and disruption to the infrastructure in Puerto Rico, including power, communications, water supply and transportation and to the operations of suppliers and service providers, some of which persists or has not been restored fully. While our Añasco plant sustained relatively minor damage from the impact of this hurricane, our ability to fully restore and maintain sustainable operations at our Añasco plant depends on the restoration and reliability of the infrastructure and other essential services in Puerto Rico. Until such infrastructure and essential services are fully restored, we cannot guarantee that we will be able to sustain operations at full capacity at our Añasco plant. Our Plainsboro, New Jersey facility is vulnerable to hurricane damage.
Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs. While we believe that our exposure to significant losses from such circumstances could be partially mitigated by our ability to manufacture, store, and distribute some of our products at other facilities, the losses could have a material adverse effect on our business for an undetermined period of time before the transition is complete and operations resume without significant disruption.
In addition, certain of our surgical instruments have some manufacturing processes performed by third parties in Pakistan, and we purchase a much smaller amount of instruments directly from vendors there. Pakistan is subject to political instability and unrest. Such instability could interrupt our ability to sell surgical instruments to our customers and could have a material adverse effect on our revenues and earnings. While we have developed a relationship with an alternative provider of these services in another country, and continue to work to develop other providers in other countries, we cannot guarantee that we will be completely successful in establishing all of these relationships. Even if we are successful in establishing all of these alternative relationships, we cannot guarantee that we will be able to do so at the same level of costs or that we will be able to pass along additional costs to our customers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the three and nine months ended September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 24, 2017, the Company entered into the Third Amended and Restated Employment Agreement with Peter J. Arduini, President and Chief Executive Officer of the Company (the “Agreement”). The Agreement will become effective January 1, 2018 and will amend and restate the Second Amended and Restated Employment Agreement between the Company and Mr. Arduini, dated June 16, 2014, that is scheduled to expire on December 31, 2017.

Unless earlier terminated, the term of the Agreement will terminate on December 31, 2020. In the event that a change in control of the Company occurs prior to the expiration of the term, the employment period will instead continue through the later of December 31, 2020, or the second anniversary of the consummation of the change in control.

Under the Agreement, Mr. Arduini is entitled to receive an annual base salary of $911,622.27. Commencing with calendar year 2018, Mr. Arduini will also be eligible for an annual bonus opportunity targeted at 120% of his annual base salary. Mr. Arduini’s bonus opportunity will range from 50% of his target annual bonus opportunity (if threshold performance goals are achieved) to a maximum of 200% of his target annual bonus opportunity. Mr. Arduini’s base salary is subject to annual review and may be increased at the discretion of the Company.

The Agreement provides that Mr. Arduini is eligible to receive a discretionary annual equity award, with the amount, form and mix of such award to be determined by the Company’s Compensation Committee in its discretion after giving consideration to annual equity-based awards granted to chief executive officers in the Company’s peer group. Any annual equity awards will be granted pursuant to award agreements on forms substantially similar to the applicable form attached to the Agreement, which include provisions for accelerated time-vesting in connection with Mr. Arduini’s retirement. The Agreement also provides that each current and future equity award held by Mr. Arduini that provides for double trigger accelerated vesting will provide for accelerated vesting upon a qualifying termination that occurs on or within 24 months following a change in control. In addition, Mr. Arduini’s stock options will remain exercisable for up to two years following a qualifying termination or such longer period of time provided in the applicable option agreement.

The Agreement contains non-compete and non-solicitation covenants that extend for 18 months following a termination of Mr. Arduini’s employment (or 12 months in the event of a termination due to the expiration of the employment term). Further, the Company will reimburse Mr. Arduini for up to $15,000 in legal fees and expenses incurred in connection with the drafting, review and negotiation of the Agreement and any related agreements.

Under the Agreement, if Mr. Arduini’s employment is terminated outside the context of a change in control by the Company other than for “cause,” death or “disability,” or by Mr. Arduini for “good reason” (each, as defined in the Agreement), then, in addition to accrued amounts, Mr. Arduini will be entitled to the following payments and benefits:

•	A lump sum payment equal to 2.99 times Mr. Arduini’s annual base salary;

•	Company-subsidized healthcare continuation coverage for Mr. Arduini and his dependents for up to 18 months after his termination date; and

•	Company-paid life and disability insurance premiums for Mr. Arduini for up to 18 months after his termination date.

If Mr. Arduini’s employment is terminated by the Company within 24 months following a change in control by the Company other than for cause, death or disability, or by Mr. Arduini for good reason, then Mr. Arduini will be entitled to receive the same payments and benefits as in the non-change in control context, except: (i) the lump sum cash payment will instead equal 2.99 times the sum of Mr. Arduini’s annual base salary and target bonus and (ii) Mr. Arduini will receive a pro-rata portion of his annual bonus for the year of termination, determined based on actual performance.

If Mr. Arduini’s employment is terminated due to his death, then his estate will receive (i) a lump sum cash payment equal to Mr. Arduini’s annual base salary, and (ii) Company-subsidized healthcare continuation coverage for up to 12 months after his termination date.

Mr. Arduini’s right to receive the severance payments pursuant to the Agreement (other than upon his death) is contingent on Mr. Arduini’s executing a general release of claims against the Company (provided that the Company also executes a general release of claims against Mr. Arduini). In addition, to the extent that any payment or benefit received in connection with a change in control would be subject to an excise tax under Section 4999 of the Internal Revenue Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to Mr. Arduini than receiving the full amount of such payments.

The foregoing description of the Agreement is not complete and is subject to and qualified in its entirety by the terms of the Agreement, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits

*2.1	Asset Purchase Agreement, dated September 8, 2017, between the Company and certain of its subsidiaries and Natus Medical Incorporated

*#10.1	Third Amended and Restated Employment Agreement between the Company and Peter J. Arduini

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on October 26, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 26, 2017	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	October 26, 2017	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

*2.1	Asset Purchase Agreement, dated September 8, 2017, between the Company and certain of its subsidiaries and Natus Medical Incorporated

*#10.1	Third Amended and Restated Employment Agreement between the Company and Peter J. Arduini

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on October 26, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.