Form 10-Q
period 2018-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2018-04-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 24, 2018 was 78,948,346.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017 (Unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40

SIGNATURES	41

Exhibit 10.1
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Total revenue, net	$357,082	$258,636
Costs and expenses:
Cost of goods sold	144,222	86,585
Research and development	18,325	15,494
Selling, general and administrative	163,566	142,497
Intangible asset amortization	5,390	4,101
Total costs and expenses	331,503	248,677
Operating income	25,579	9,959
Interest income	76	7
Interest expense	(18,768)	(5,131)
Other income (expense), net	2,245	(90)
Income before income taxes	9,132	4,745
Income tax benefit	(1,860)	(1,649)
Net income	$10,992	$6,394

Net income per share
Basic	$0.14	$0.09
Diluted	$0.14	$0.08

Weighted average common shares outstanding (See Note 12):
Basic	78,552	74,765
Diluted	79,834	78,394
Comprehensive income (See Note 13)	$32,604	$12,095

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amount)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$189,396	$174,935
Trade accounts receivable, net of allowances of $4,596 and $8,882	272,260	251,799
Inventories, net	290,474	296,332
Prepaid expenses and other current assets	96,520	99,080
Total current assets	848,650	822,146
Property, plant and equipment, net	274,029	269,251
Intangible assets, net	1,147,954	1,159,627
Goodwill	944,495	937,905
Deferred tax assets, net	6,464	6,250
Other assets	26,101	16,078
Total assets	$3,247,693	$3,211,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of borrowings under senior credit facility	$60,000	$60,000
Accounts payable, trade	86,995	93,967
Accrued compensation	56,991	73,392
Short-term portion of contingent consideration	24,215	22,793
Accrued expenses and other current liabilities	107,819	98,759
Total current liabilities	336,020	348,911
Long-term borrowings under senior credit facility	1,772,027	1,781,142
Deferred tax liabilities	72,879	65,130
Other liabilities	68,327	53,768
Total liabilities	2,249,253	2,248,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 81,711 and 81,306 issued at March 31, 2018 and December 31, 2017, respectively	817	813
Additional paid-in capital	822,520	821,758
Treasury stock, at cost; 2,890 shares and 2,912 shares at March 31, 2018 and December 31, 2017, respectively	(120,734)	(121,644)
Accumulated other comprehensive loss	(1,663)	(23,807)
Retained earnings	297,500	285,186
Total stockholders’ equity	998,440	962,306
Total liabilities and stockholders’ equity	$3,247,693	$3,211,257

The accompanying unaudited notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$10,992	$6,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,096	19,717
Deferred income tax	(1,636)	7
Amortization of debt issuance costs	1,519	393
Loss on disposal of property and equipment	146	348
Change in fair value of contingent consideration and other	379	261
Share-based compensation	4,731	5,363
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(18,400)	(589)
Inventories	1,297	(5,207)
Prepaid expenses and other current assets	12,163	(1,988)
Other non-current assets	339	(321)
Accounts payable, accrued expenses and other current liabilities	2,974	10,189
Other non-current liabilities	(69)	(5,685)
Net cash provided by operating activities	41,531	28,882
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,387)	(9,191)
Proceeds from sale of short-term investments	—	9,976
Proceeds from note receivable	221	—
Proceeds from sale of property and equipment	148	—
Cash provided by (used in) business acquisition	5,720	(193,928)
Net cash used in investing activities	(9,298)	(193,143)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	25,000	210,000
Repayments under senior credit facility	(35,000)	(20,000)
Net cash paid for financing liability from business acquisition	(7,772)	—
Proceeds from exercised stock options	3,662	1,167
Cash taxes paid in net equity settlement	(6,776)	(6,128)
Net cash (used in) provided by financing activities	(20,886)	185,039
Effect of exchange rate changes on cash and cash equivalents	3,114	1,280
Net increase in cash and cash equivalents	14,461	22,058
Cash and cash equivalents at beginning of period	174,935	102,055
Cash and cash equivalents at end of period	$189,396	$124,113

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
In the opinion of management, the March 31, 2018 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of pension assets and liabilities, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Recently Issued Accounting Standards
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2017. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method. See Note 3, Revenues, for further details.
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). Under current accounting guidance, an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.
In August 2016, the FASB issued Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after business combinations, proceeds from the settlement of insurance claims and corporate-owned life insurance, distribution received from equity method investees and beneficial interest in securitization transaction. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018 on a retrospective basis. The adoption of this guidance had no significant impact on its consolidated financial statements.
In October 2016, the FASB issued Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current-period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

entity transfers. The new standard became effective for all annual periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective January 1, 2018, and this guidance had no significant impact on its consolidated financial statements.

In March 2017, the FASB issued Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The new standard became effective for annual periods beginning after December 15, 2017. The Company adopted ASU 2017-07 effective January 1, 2018. The Company recognized the components of net periodic benefit cost other than the service cost component in other (expense) income, net in the consolidated statements of operations. The adoption of this guidance had no significant impact on its prior-year consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting. The update provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard became effective for all annual periods beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018, and there was no significant impact of this guidance on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt ASU 2017-12 effective January 1, 2017 using modified retrospective method. The implementation of the amended guidance did not have any significant impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act (as defined in Note 11, Income Taxes). This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt the ASU 2018-02 effective January 1, 2018, which resulted in the reclassification of $0.5 million from accumulated other comprehensive loss to retained earnings related to net unrealized loss on cash flow hedges.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2. BUSINESS ACQUISITIONS AND DIVESTITURE
Johnson & Johnson's Codman Neurosurgery Business
On October 2, 2017, upon the terms and subject to the conditions set forth in the asset purchase agreement entered into by the Company with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”), a wholly-owned subsidiary of Johnson & Johnson (the "Purchase Agreement"), the Company completed the acquisition of certain assets, and assumed certain liabilities of Johnson & Johnson’s Codman neurosurgery business (the "Codman Acquisition"). Under the terms of the Purchase Agreement, the Company paid an aggregate purchase price of $1.014 billion, subject to adjustments set forth in the Purchase Agreement relating to the book value of inventory transferred to the Company at the closing of the Codman Acquisition, the book value of certain inventory retained by DePuy Synthes will be transferred to the Company in the future along with certain prepaid taxes.
To facilitate the completion of the Codman Acquisition, the Company drew $700.0 million from the Term Loan A-1 component of the Senior Credit Facility (as defined in Note 6, Debt) and used cash available as of October 2, 2017.
The Codman Acquisition was accounted for using the acquisition method of business combination under ASC 805, Business Combinations.
The Company recorded revenue for Codman Neurosurgery of approximately $77.9 million, in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation	Weighted Average Life
	(Dollars in thousands)
Inventory	$74,962
Assets held for sale	30,813
Other current assets	7,777
Property, plant and equipment	35,949
Intangible assets:
Codman corporate trade name	162,900	Indefinite
Completed technology	379,900	22 years
Goodwill	343,437
Total assets acquired	1,035,738
Accrued expenses	1,730
Pension liabilities	19,917
Net assets acquired	$1,014,091
In the first quarter of 2018, the Company adjusted its preliminary purchase price allocation of goodwill by $2.8 million due to working capital adjustments of $5.7 million that were offset by inventory adjustments of $2.9 million because of additional information obtained about the acquired assets.
During the first quarter of 2018, the Company received cash of $5.7 million from Depuy Synthes related to working capital adjustments, which was recorded within investing activities on the consolidated statements of cash flows. On April 4, 2018, the Company received an additional $21.0 million related to working capital adjustments.
During the first quarter of 2018, the Company paid $7.8 million for inventory that was included in the initial purchase price allocation. The payment was included within financing activities on the consolidated statements of cash flows.
As of March 31, 2018, certain amounts relating to the valuation of property, plant and equipment have not been finalized. The finalization of these matters may result in changes to goodwill.
Goodwill related to Codman Acquisition was allocated to the Codman Special Surgical segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is generally deductible for income tax purposes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In fourth quarter of 2017, the Company wrote-off construction in progress of $6.3 million related to a project acquired from Codman Neurosurgery that the Company decided to discontinue after the Codman Acquisition.
Divestiture to Natus
On September 8, 2017, to facilitate the acquisition of the Codman Neurosurgery Business and to comply with legal requirements, the Company and certain of its subsidiaries entered into an asset purchase agreement (the “Divestiture Agreement”) with Natus Medical Incorporated (“Natus”), pursuant to which the Company agreed to divest its global Camino® Intracranial Pressure monitoring product lines and the U.S. rights to its fixed pressure shunts business within its Codman Specialty Surgical segment together with certain neurosurgery assets acquired as part of the Codman Acquisition, which includes Codman U.S. dural graft implant, external ventricular drainage catheter and cerebrospinal fluid collection systems businesses (the “Divestiture”). The Divestiture Agreement was entered into in connection with the review of the Codman Acquisition by the Federal Trade Commission and the antitrust authority of Spain.
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
Assets held for sale includes assets and liabilities related to U.S. dural graft implant, external ventricular drainage catheters and cerebrospinal fluid collection systems businesses acquired as part of the Codman Acquisition.
The transitional supply agreement with Natus requires the Company to provide to Natus certain assets defined in the transitional supply agreement upon termination. The Company recognized a liability of $1.3 million, included in other liabilities in consolidated balance sheet, related to estimated cost of assets to be provided to Natus upon termination of the transitional supply agreement.
The Divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method. The Company recognized a pretax gain on sale of business of $2.6 million included in other income, net in its consolidated statement of operations for the year ended December 31, 2017.
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
The Company recorded revenue for Derma Sciences of approximately $24.7 million and $10.4 million in the condensed consolidated statements of operations and comprehensive income for three months ended March 31, 2018 and 2017, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been integrated into the Company's operations.
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
Goodwill related to Derma Sciences acquisition was allocated to the Orthopedics and Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.
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
Deferred Taxes
The acquired deferred taxes of $14.5 million include a deferred tax asset of $39.7 million related to a federal net operating loss which the Company expects to utilize against income in future periods and a deferred tax asset of $16.4 million related to intangibles acquired by Derma Sciences in previous periods, offset by a deferred tax liability of $41.1 million for new intangibles for which the Company will not receive a tax benefit and a deferred tax liability of $0.5 million related to various deferred items. In the second quarter of 2017, the Company decreased the preliminary estimated value of this deferred tax liability by $1.5 million to reflect the adjustments to preliminary estimated fair values of assets and liabilities acquired. In the fourth quarter of 2017, the Company decreased the preliminary value of the deferred tax asset by $3.3 million to reflect returns filed for periods prior to the acquisition date and adjustments for expected effective state tax rates.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

United States Food and Drug Administration ("FDA") Untitled Letter
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently, the Company, have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products do not fall within the HCT/Ps. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361.

In November 2017, the FDA issued its final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue based products fall into the high risk category. Nonetheless, the Company can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. Although the Company continues to disagree with the FDA's position, the Company has been considering and continues to consider regulatory approval pathways for its amniotic membrane tissue based products. Revenues from BioD morselized amniotic material based products for the three months ended March 31, 2018 and 2017 were less than 1.0% of consolidated revenues.

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

At the date of the acquisition, net sales used in estimating the BioD Earnout Payments is based on the weighted average of different possible scenarios using a revenue volatility of 13.5%. The BioD Earnout Payments were valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payments is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million. In August 2017, the Company paid $4.8 million for the twelve-month period ending June 30, 2017 component of the BioD Earnout Payments. As of March 31, 2018 and December 31, 2017, the estimated fair value of the remaining portion of the BioD Earnout Payments was $0.3 million.
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
At the date of the acquisition, the net sales used in estimating the Medihoney Earnout Payments were based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payments were valued using

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payments is $5.0 million. The estimated fair value as of February 24, 2017, December 31, 2017 and March 31, 2018 was $1.4 million.
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
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2017 as if the acquisitions of Codman Neurosurgery, Derma Sciences and TGX Medical Systems LLC and Divestiture to Natus, which were completed by the Company during 2017 had been completed as of the beginning of 2016. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in interest expense, depreciation expenses, intangible asset amortization and inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in a post-acquisition period, which includes $2.9 million incurred by Derma Sciences prior to the acquisition and $9.0 million incurred by Integra, and (iii) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Three Months Ended March 31, 2017
(pro forma)
(In thousands, except per share amounts)
Total revenue	$346,655
Net income	$8,619
Basic income per share	$0.12

3. REVENUES FROM CONTRACT WITH CUSTOMERS
Summary of Accounting Policies on Revenue Recognition
Revenue is recognized upon the transfer of control of promised products or services to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.
Total revenue, net, includes product sales, product royalties and other revenues, such as fees received from services.
For products shipped with FOB shipping point terms, the control of the product passes to the customer at the time of shipment. For shipments in which the control of the product is transferred when the customer receives the product, the Company recognizes revenue upon receipt by the customer. Certain products that the Company produces for private label customers have no alternative use and the Company has a right of payment for performance to date. Revenues from those products are recognized over the period that the Company manufactures these products, which is typically one to three months. The Company uses the input method to measure the manufacturing activities completed to date, which depicts the progress of the Company's performance obligation of transferring control of goods being manufactured for private label customers.
A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and distributors, and also from inventory physically held by field sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.
Revenues from sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. For product sales, invoices are generally issued upon the transfer of control (or upon the completion of the manufacturing in the case of the private label transactions recognized over time) and are typically payable 30 days after the invoice date. The Company performs a review of each specific customer's credit worthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers' creditworthiness prospectively.
Performance Obligations
The Company's performance obligations consist mainly of transferring control of goods and services identified in the contracts, purchase orders or invoices. The Company has no significant multi-element contracts with customers.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Significant Judgments
Usage-based royalties and licenses are estimated based on the provisions of contracts with customers and recognized in the same period that the royalty-based products are sold by the Company's strategic partners. The Company estimates and recognizes royalty revenue based upon communication with licensees, historical information and expected sales trends. Differences between actual reported licensee sales and those that were estimated are adjusted in the period in which they become known, which is typically the following quarter. Historically, such adjustments have not been significant.
The Company estimates returns, price concessions and discounts allowances using the expected value method based on historical trends and other known factors. Rebate allowances are estimated using the most likely method based on each customer contract.
The Company's return policy, as set forth in its product catalogs and sales invoices, requires the Company to review and authorize the return of product in advance. Upon the authorization, a credit will be issued for the goods returned within a set amount of days from the shipment, which is generally ninety days.
The Company disregards the effects of a financing component if the Company expects, at contract inception, that the period between the transfer and customer payment for the good or services will be one year or less. The Company has no significant revenues recognized on payments expected to be received more than one year after the transfer of control of products or services to customers.
Contract Asset and Liability
Revenues recognized from the Company's private label business that are not invoiced to the customers as a result of recognizing revenue over time are recorded as a contract asset included in the prepaid expenses and other current assets account in the consolidated balance sheet.
Other operating revenues may include fees received under service agreements. Non-refundable fees received under multiple-period service agreements are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.
The following table summarized the changes in the contract asset and liability balances for the three months ended March 31, 2018:

Contract Asset
Contract asset, January 1, 2018	$3,552
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(3,552)
Contract asset, net of transferred to trade receivables on contracts during the period	4,856
Contract asset, March 31, 2018	$4,856

Contract Liability
Contract liability, January 1, 2018	$11,059
Recognition of revenue included in beginning of year contract liability	(1,750)
Contract liability, net of revenue recognized on contracts during the period	931
Foreign currency translation	28
Contract liability, March 31, 2018	$10,268
At March 31, 2018, the short-term portion of the contract liability of $3.6 million and the long-term portion of $6.7 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of March 31, 2018, the Company is expected to recognize revenue of approximately $2.7 million for the remainder of 2018, $3.4 million in 2019, $0.6 million in 2020, $0.6 million in 2021, $0.6 million in 2022 and $2.4 million thereafter.
Shipping and Handling Fees
The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in the cost of goods sold.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Product Warranties
Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from the date of the purchase. Warranties are not considered as a separate performance obligation. The Company estimates the product warranties using the expected value method based on historical trends and other known factors, and includes them in accrued expenses and other current liabilities in the consolidated balance sheet.
Taxes Collected from Customers
The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2018 (amounts in thousands):

Neurosurgery	$166,898
Precision Tools and Instruments	69,217
Total Codman Specialty Surgical	236,115

Wound Reconstruction and Care	70,112
Extremity Orthopedics	24,810
Private Label	26,045
Total Orthopedics and Tissue Technologies	120,967
Total revenue	$357,082
See Note 14, Segment and Geographical Information, for details of revenues based on the location of the customer.
Effect of Adoption of ASC Topic 606
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to all contracts which were not completed as of January 1, 2018. Result of operations for the reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition.
The adoption of Topic 606 resulted in an increase to the opening retained earnings of $1.9 million as of January 1, 2018 to reflect the change in timing of the recognition of revenue related to the Company's private label business from point in time to over time during the manufacturing process and goods in transit for which control was transferred to customers at the time of shipment, net of tax effect. The total assets and the total liabilities increased by $7.1 million and $5.2 million, respectively, as of January 1, 2018.
The impact of adoption of Topic 606 to the Company's consolidated statement of operations for the three months ended March 31, 2018 was as follows:

	As Reported	Excluding Impact of Topic 606
	(Amounts in thousands)
Statement of Operations
Total revenue, net	$357,082	$356,622
Cost of goods sold	144,222	144,019
Income tax benefit	(1,860)	(1,924)
Net income	10,992	10,799
The adoption of Topic 606 had no significant impact on the Company's consolidated balance sheet as of March 31, 2018.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Finished goods	$185,203	$190,100
Work in process	59,924	58,637
Raw materials	45,347	47,595
	$290,474	$296,332

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three-month period ended March 31, 2018 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2017	$634,767	$303,138	$937,905
Codman acquisition purchase price allocation adjustments	(2,783)	—	(2,783)
Foreign currency translation	6,335	3,038	9,373
Balance, March 31, 2018	$638,319	$306,176	$944,495

The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$873,943	$(135,897)	$738,046
Customer relationships	13 years	233,922	(95,942)	137,980
Trademarks/brand names	28 years	105,187	(23,258)	81,929
Codman trade name	Indefinite	162,900	—	162,900
Supplier relationships	27 years	34,721	(15,449)	19,272
All other (1)	4 years	11,347	(3,520)	7,827
		$1,422,020	$(274,066)	$1,147,954

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$869,174	$(124,096)	$745,078
Customer relationships	13 years	233,430	(91,961)	141,469
Trademarks/brand names	28 years	104,879	(22,293)	82,586
Codman trade name	Indefinite	162,900	—	162,900
Supplier relationships	27 years	34,721	(15,092)	19,629
All other (1)	4 years	11,511	(3,546)	7,965
		$1,416,615	$(256,988)	$1,159,627

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(1)	At March 31, 2018 and December 31, 2017, all other included in-process research and development ("IPR&D") costs of $1.0 million in both periods, which was indefinite-lived.

During the third quarter of 2017, the Company recorded an impairment charge of $3.3 million in cost of goods sold related to completed technology assets acquired from Tarsus Medical, Inc. ("Tarsus Technology"), since the underlying product will no longer be sold. Tarsus Technology was included in the Orthopedic and Tissue Technology segment.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) is expected to be approximately $67.5 million in 2018, $67.4 million in 2019, $67.2 million in 2020, $66.2 million in 2021, $62.7 million in 2022, $61.8 million in 2023 and $603.9 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

6. DEBT
Amended and Restated Senior Credit Agreement

On March 31, 2017, the Company entered into an amendment ("March 2017 Amendment") to its fourth amended and restated Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2017 Amendment increased the aggregate principal amount from $1.5 billion to $2.2 billion available to the Company through the following facilities:

i.	a $500.0 million Term Loan A facility;

ii.	a $700.0 million Term Loan A-1, which was used in a single drawing on a delayed basis at the time of closing of the Codman Acquisition; and

iii.	a $1.0 billion revolving credit facility, which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans.

In connection with the March 2017 Amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants as defined in the Senior Credit Facility was increased to the following:

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

2.	the prime lending rate of Bank of America, N.A., and

3.	the one-month Eurodollar Rate plus 1.00%.
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40.0 million that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA at the time of the applicable borrowing.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company will pay an annual commitment fee ranging from 0.15% to 0.35%, based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2018, the Company was in compliance with all such covenants. The Company capitalized $0.5 million of incremental financing costs in 2017 in connection with the modifications to the Senior Credit Facility. There were no financing costs capitalized in the first quarter of 2018. No previously capitalized financing costs were written-off in the first quarter of 2018 and the fiscal year 2017.
In October 2017, the Company capitalized $19.1 million of incremental financing costs related to the drawing of Term A-1 component of the Senior Credit Facility.
At March 31, 2018 and December 31, 2017, there were $660.0 million and $655.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 3.7%. At March 31, 2018 and December 31, 2017, there were $493.8 million and $500.0 million outstanding, respectively, under the Term Loan A component of the Senior Credit Facility at a weighted average interest rate of 3.8% and 3.6%, respectively. At March 31, 2018 and December 31, 2017, there were $691.3 million and $700.0 million outstanding, respectively, under the Term Loan A-1 component of Senior Credit Facility at a weighted average interest rate of 3.6%. At March 31, 2018, there was approximately $340.0 million available for borrowing under the Senior Credit Facility.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility, Term Loan A and Term A-1 components at March 31, 2018 was approximately $660.0 million, $492.3 million and $689.2 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

Letters of credit outstanding as of March 31, 2018 and December 31, 2017 totaled $0.6 million. There were no amounts drawn as of March 31, 2018.
Contractual repayments of the Term Loan A and Term A-1 components of Senior Credit Facility are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
Remainder of 2018	45,000
2019	60,000
2020	90,000
2021	990,000
$1,185,000
The outstanding balance of the revolving credit component of the Senior Credit Facility is due on December 7, 2021.

7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of March 31, 2018 (amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	$822
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	835
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	850
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	791
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	1,621
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	1,529
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	2,343
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 21, 2022	2.201%	1-month USD LIBOR	2,284
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	1,034
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	642
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	1-month USD LIBOR	3,437
Total interested rate derivatives designated as cash flow hedge	$1,050,000						$16,188
The Company has designated these derivative instruments as cash flow hedges. The Company records the effectiveness of these derivative instruments and has recorded the changes in the fair value of the derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the remaining amount of any gain or loss on the related cash flow hedge recorded in AOCI to interest expense at that time.
Foreign Currency Hedging
From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. The Company assesses the effectiveness of the contracts that are designated as hedging instruments. The changes in fair value of foreign currency cash flow hedges are recorded in AOCI, net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies amounts recorded in AOCI to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. For contracts not designated as hedging instruments, the changes in fair value of the contracts are recognized in other income (expense), net in the consolidated statements of operation, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

The success of the Company’s hedging program depends, in part, on forecasts of certain activity denominated in foreign currency. The Company may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activities during periods of currency volatility. In addition, changes in currency exchange rates related to any unhedged transactions may affect earnings and cash flows.

On November 28, 2017, the Company entered into a foreign currency forward contract, with a notional amount of $8.9 million to mitigate the foreign currency exchange risk related to a certain intercompany loan denominated in Swiss Francs ("CHF"). The contract is not designated as a hedging instrument. For the three months ended March 31, 2018, the Company recognized $0.2 million loss from the change in fair value of the contract, which was included in other income (expense), net in the consolidated statement of operations. The fair value of the foreign currency forward contact was a liability of $0.1 million as of March 31, 2018, that is included in accrued expenses and other current liabilities in the consolidated balance sheet.
Cross-Currency Rate Swap
On October 2, 2017, the Company entered into cross currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of CHF denominated intercompany loans into U.S. dollars. The CHF-denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of the Codman Acquisition. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss Francs and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties.

The Company held the following cross-currency rate swaps as of March 31, 2018 (dollar amounts in thousands):

	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Liability

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	97,065	$(3,694)
Receive U.S.$			4.38%		$100,000

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(2,123)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(7,091)
Receive U.S.$			4.52%		$150,000

Total						$(12,908)

The cross-currency swaps were carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three months ended March 31, 2018, the Company recorded a loss of $6.4 million in other income (expense), net related to change in fair value related to the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans. For the three months ended March 31, 2018, the Company recorded a loss of $7.0 million in AOCI related to the change in fair value of the cross-currency swap and a gain of $1.9 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swap. As of March 31, 2018, an estimated gain of $7.7 million is expected to be reclassified within the next twelve months to other income, net from AOCI. As of March 31, 2018, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

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
Fair Value of Derivative Instruments
The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full terms of the derivative instruments. The fair value of the foreign currency forward exchange contracts related to inventory purchases is determined by comparing the forward rate as of the end of the period and the settlement rate specified in each contract. The fair value of the interest rate swaps was developed using a market approach based on publicly available market yield curves and the terms of the related swap. The Company performs ongoing assessments of counterparty credit risk.
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2018	December 31, 2017
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Interest rate swap(2)	$2,992	$1,521
Cross-currency swap	7,652	7,757
Other assets
Interest rate swap(2)	13,647	2,491
Cross-currency swap	—	—
Total derivatives designated as hedges — Assets	$24,291	$11,769

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Interest rate swap(2)	$451	$1,845
Cross-currency swap	—	—
Other liabilities
Interest rate swap(2)	—	1,575
Cross-currency swap	20,560	11,714
Total derivatives designated as hedges — Liabilities	$21,011	$15,134

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)
At March 31, 2018 and December 31, 2017, the notional amount related to the Company’s interest rate swaps was $1.05 billion. There is no expected reduction in this notional amount in the next twelve months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2018 and 2017:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2018
Interest rate swap	$592	$14,940	$(656)	$16,188	Interest (expense)
Cross-currency swap	(5,104)	(7,027)	(4,454)	(7,677)	Other income (expense)
	$(4,512)	$7,913	$(5,110)	$8,511

Three Months Ended March 31, 2017
Interest rate swap	$1,871	$586	$(22)	$2,479	Interest (expense)
	$1,871	$586	$(22)	$2,479

At March 31, 2018, the Company expects $10.2 million of pre-tax income recorded in AOCI related to cash flow hedges to be reclassified to earnings in the next twelve months.

8. STOCK-BASED COMPENSATION
As of March 31, 2018, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
Stock Options

As of March 31, 2018, there were approximately $6.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 139,938 stock options granted during the three months ended March 31, 2018.

Awards of Restricted Stock and Performance Stock

Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of March 31, 2018, there were approximately $33.3 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 223,571 restricted stock awards and 119,459 performance stock during the three months ended March 31, 2018.
The Company has no formal policy related to the repurchase of stock for the purpose of satisfying stock-based compensation obligations.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9. DEFINED BENEFIT PLANS
The Company maintains defined benefit pension plans that cover certain employees in Austria, France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2018 were $0.6 million. The components of the net periodic benefit costs other than the service cost component of $0.7 million are included in other income (expense), net in consolidated statements of operation.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2017 that it expected to contribute $1.8 million to its defined benefit pension plans in 2018. For the three months ended March 31, 2018, the Company contributed $0.5 million to the defined benefit plans. As of March 31, 2018, the Company anticipates contributing an additional $1.4 million to defined benefit plans in 2018, for a total of $1.9 million.
The estimated fair values of plan assets were $29.3 million and $26.9 million as of March 31, 2018 and December 31, 2017, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2018 and December 31, 2017. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.

10. TREASURY STOCK

On October 25, 2016, the Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 31, 2018. Shares may be repurchased either in the open market or in privately negotiated transactions. As of March 31, 2018, there remained $150.0 million available for repurchase under this authorization.

As of March 31, 2018 and December 31, 2017, there were 2.9 million shares of treasury stock outstanding with a cost of $120.7 million and $121.6 million, respectively, at a weighted average of $41.77 per share.

There were no cash treasury stock repurchases during the three months ended March 31, 2018 or 2017.

11. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended March 31,
	2018	2017
Reported tax rate	(20.4)%	(34.8)%

The Company’s effective income tax rates for the three months ended March 31, 2018 and 2017 were (20.4)% and (34.8)%, respectively. For the three months ended March 31, 2018, the primary drivers of the change in rate are higher income before income taxes compared to the same period in 2017 and the inclusion of the new GILTI (as defined below) provisions of $0.7 million and other tax reform-related changes offset by the reduction in the federal statutory rate from 35% to 21%. The tax benefit recorded this quarter is primarily driven by excess tax benefits from share-based compensation for the three months ended March 31, 2018 and 2017, which were $2.8 million and $2.7 million, respectively. These excess tax benefits from share-based compensation reduced the effective tax rate by 30.9% and 57.7% for the three months ended March 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act (the "2017 Tax Act"), enacted in December 2017, made significant changes to the previous tax laws. Included among the numerous changes are a reduction of the federal statutory rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the elimination of certain domestic tax deductions such as the domestic production activities deduction. Additionally, the 2017 Tax Act provides for a one-time repatriation tax on accumulated foreign subsidiaries’ untaxed foreign earnings (the “Toll Tax”).

The 2017 Tax Act implements a territorial tax system and includes base erosion provisions on non-U.S. earnings, which subjects certain foreign earnings to additional taxation as global intangible low-taxed income (“GILTI”). These provisions became effective on January 1, 2018. As of March 31, 2018, the Company included GILTI related to current-year operations in its estimated annual effective tax rate but has not yet included additional GILTI on deferred tax items.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The 2017 Tax Act eliminated the deferral of U.S. income tax on unrepatriated earnings from foreign subsidiaries through the imposition of the Toll Tax, a one-time tax in 2017 on deemed repatriated foreign earnings, which is paid over an eight-year period. The tax is assessed on the foreign subsidiary accumulated foreign earnings that were not previously taxed. Foreign earnings in cash and cash equivalents are taxed at 15.5% and all other earnings are taxed at 8.0%. The calculation of the Toll Tax allows for the ability to offset positive foreign earnings with existing foreign deficits and use of foreign tax credits. The Company prepared a reasonable estimate of this tax and expects to continue to refine the estimate as it finalizes its 2017 tax returns. As of December 31, 2017, we recorded an estimated income tax expense of $5.5 million related to the Toll Tax, of which, $0.4 million is expected to be paid within one year. The Company continued to analyze its foreign earnings and profits (“E&P”) during the three months ended March 31, 2018 and has not made any adjustments to the provisional amounts recognized during 2017. The Company will continue to refine its E&P analysis, which may affect the measurement of the Toll Tax liability.

As a result of the 2017 Tax Act’s reduction of the federal statutory rate from 35% to 21%, the Company remeasured deferred tax assets and liability and recorded a tax benefit of $43.4 million as of December 31, 2017. The Company did not record any adjustments to this provisional amount during the three months ended March 31, 2018 and will continue to analyze and refine its calculations related to the remeasurement as the impact of the 2017 Tax Act is finalized.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company made reasonable estimates of the impact of the 2017 Tax Act on its consolidated financial statements as of December 31, 2017 and recognized the provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the twelve months ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Tax Act.

12. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$10,992	$6,394
Weighted average common shares outstanding	78,552	74,765
Basic net income per common share	$0.14	$0.09

Diluted net income per share:
Net income	$10,992	$6,394

Weighted average common shares outstanding — Basic	78,552	74,765
Effect of dilutive securities:
Warrants	—	2,139
Stock options and restricted stock	1,282	1,490
Weighted average common shares for diluted earnings per share	79,834	78,394

Diluted net income per common share	$0.14	$0.08

Shares of common stock of approximately 0.2 million and 0.2 million at March 31, 2018 and 2017, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In connection with the issuance of the 1.625% Convertible Senior Notes due in 2016, which the Company extinguished on December 15, 2016, the Company entered into call transactions and warrant transactions with the affiliates of the initial purchasers of such notes. The warrants expired on a series of expiration dates from March 2017 to August 2017. For the year ended December 31, 2017, the hedge participants exercised 8,707,202 warrants. As a result, the Company issued 2,839,743 shares of common stock for the year ended December 31, 2017. The company has no outstanding warrants as of March 31, 2018.

For the three months ended March 31, 2017, the potential excess conversion value on warrants was included in the Company's dilutive share calculation because the average stock price for the three months ended March 31, 2017 exceeded the conversion price.

Restricted and performance units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation because no further consideration is due related to the issuance of the underlying common shares.

13. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$10,992	$6,394
Foreign currency translation adjustment	13,780	4,064
Change in unrealized gain on derivatives, net of tax	7,838	347
Unrealized gain on short-term investments	—	1,292
Pension liability adjustment, net of tax	(6)	(2)
Comprehensive income, net	$32,604	$12,095

Changes in Accumulated Other Comprehensive Income by component between December 31, 2017 and March 31, 2018 are presented in the table below, net of tax:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(2,979)	$(93)	$(20,735)	$(23,807)
Reclassification of stranded tax effect	532	—	—	532
Balance at January 1, 2018	(2,447)	(93)	(20,735)	(23,275)
Other comprehensive income (loss)	3,957	(6)	13,780	17,731
Amounts reclassified from accumulated other comprehensive income	(3,881)	—	—	(3,881)
Net current-period other comprehensive income (loss)	7,838	(6)	13,780	21,612
Balance at March 31, 2018	$5,391	$(99)	$(6,955)	$(1,663)

For the three months ended March 31, 2018, the Company reclassified $0.5 million and $3.4 million of loss from AOCI to interest expense and other income (expenses), net, respectively.

For the three months ended March 31, 2018, income tax benefit related to comprehensive losses from cash flow hedges was $1.2 million.

14. SEGMENT AND GEOGRAPHIC INFORMATION

In October 2017, as part of our branding strategy, the Company leveraged the globally recognized Codman name by rebranding the Specialty Surgical Solutions segment as Codman Specialty Surgical.

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

The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$236,115	$156,290
Orthopedics and Tissue Technologies	120,967	102,346
Total revenues	$357,082	$258,636
Segment Profit
Codman Specialty Surgical	$89,491	$62,703
Orthopedics and Tissue Technologies	32,438	27,079
Segment profit	121,929	89,782
Amortization	(5,390)	(4,101)
Corporate and other	(90,960)	(75,722)
Operating income	$25,579	$9,959

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
United States	$248,928	$201,096
Europe	51,773	28,816
Asia Pacific	35,785	16,088
Rest of World	20,596	12,636
Total Revenues	$357,082	$258,636

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of March 31, 2018, only ten active cases remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; and (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of April 26, 2018, no indemnification payments were received nor owed in relation to the lawsuits.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the three-month period ended March 31, 2018 and 2017 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

Three Months Ended March 31, 2018	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Short-term	Long-term	Short-term
Balance as of January 1, 2018	$315	$1,387	$22,478
Loss from change in fair value of contingent consideration liabilities	—	32	1,422	Selling, general and administrative
Balance as of March 31, 2018	$315	$1,419	$23,900

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Three Months Ended March 31, 2017	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.		Location in Financial Statements
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	$—	$—	$—	$22,036
Additions from acquisition of Derma Sciences	32,848	3,467	—	—
Transfers from long-term to current portion	—	—	4,198	(4,198)
Loss from change in fair value of contingent consideration liabilities	—	82	—	120	Selling, general and administrative
Balance as of March 31, 2017	$32,848	$3,549	$4,198	$17,958
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical"). The purchase price includes contingent consideration. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals (the "U.S. Contingent Consideration") and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business. The U.S. Contingent Consideration is subject to adjustment to reduce the amount of maximum payment based on the timing of obtaining the U.S. governmental approval up to the minimum of $19.0 million. The fair values of contingent consideration related to the acquisition of Confluent Surgical were estimated using a discounted cash flow model using discount rate of 2.2%. In March 2018, the Company received the U.S. governmental approvals and adjusted the related contingent consideration liability to $19.0 million which the Company paid in April 2018. The Company expects to receive the European governmental approvals and pay the related contingent consideration liability within the next twelve months.

The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balance was included in accrued expenses and other current liabilities and other liabilities at March 31, 2018 and December 31, 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Supply Agreement Liability and Above Market Supply Agreement Liability
On January 15, 2014, the Company entered into a transitional supply agreement with Covidien Group S.a.r.l ("Covidien"). This agreement contains financial incentives to Covidien for the timely supply of products each fiscal quarter through the third anniversary of the agreement. The prices paid under the supply agreement were essentially flat through the third anniversary of the agreement, and then increase significantly in each of the following three years.
The Company determined the fair value of its supply agreement liability and above market supply agreement liability with Covidien during the three-month periods ended March 31, 2018 and 2017 to reflect the payments, change in estimate and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (amounts in thousands):

Three Months Ended March 31, 2018	Above Market Supply Agreement Liability - Short-term	Location in Financial Statements
Balance as of January 1, 2018	$2,641
Payments	(214)
Gain from change in fair value	(980)	Selling, general and administrative
Transfer to accounts payable	(571)
Balance as of March 31, 2018	$876

Three Months Ended March 31, 2017	Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Short- Term	Above Market Supply Agreement Liability - Long-term	Location in Financial Statements
Balance as of January 1, 2017	$166	$—	$2,648
Payments	(166)	—	(155)
Transfer from long-term to current portion	—	1,752	(1,752)
Loss from increase in fair value	—	—	59	Selling, general and administrative
Balance as of March 31, 2017	$—	$1,752	$800
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using a discount rate of 12.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The above market supply agreement liability - short-term was included in accrued expenses and other current liabilities at March 31, 2018 and December 31, 2017.

There are no transfers between level 1, 2 or 3 during the three months ended March 31, 2018 and 2017. If the Company's estimate regarding the fair value of its contingent consideration liabilities, supply agreement liability and above market supply agreement liability are inaccurate, a future adjustment to these estimated fair values may be required which could change significantly.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisitions and Divestiture, to the Company's consolidated financial statements for the three months ended March 31, 2018, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated and the likelihood of loss is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and under the heading "Risk Factor" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical, and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products offer specialty surgical implants and instrumentation for a broad range of specialties. This product category includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid (CSF) management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies products portfolios consists of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private-label sales of a broad set of our regenerative and wound care medicine technologies.
We manufacture many of our products in plants located in the United States (the "U.S."), France, Germany, Ireland, Mexico, Puerto Rico and Switzerland. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. During the first quarter of 2018, we integrated the commercial teams from the acquired global Codman Neurosurgery and legacy Integra businesses.
Orthopedics and Tissue Technologies products are sold through directly employed sales representatives, distributors focused on their respective surgical specialties and strategic partners. During the first half of 2018, we are expanding our sales channels by establishing dedicated teams for the extremity orthopedics and advanced wound care markets. This change, along with our existing channels, will improve our focus and competitiveness and better align our product portfolio with our clinical customers.
Our objective is to become a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high-quality investment for shareholders. We will achieve these goals by becoming a company recognized as a leader by our customers worldwide in specialty surgical applications, regenerative technologies and extremities orthopedics. Our strategy is built around four pillars: 1) building an execution-focused culture, 2) achieving relevant scale, 3) improving agility and innovations, and 4) leading in customer excellence. These four pillars support our strategic initiatives to deliver on our commitments through improved planning and communication, optimizing our infrastructure, and strategically aligned tuck-in acquisitions.

We aim to achieve growth in our revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (including organic growth and acquisitions), (2) gross margins on total revenues, (3) earnings before interest, taxes, depreciation, and amortization, (4) earnings per diluted share of common stock, and (5) operating cash flows.
We believe that we are particularly effective in the following aspects of our business:

•	Regenerative Technology Platform. We have developed numerous product lines through our proprietary collagen and polyethylene glycol technologies that are sold through all of our sales channels.

•
Diversification and Platform Synergies. The selling platforms of Codman Specialty Surgical and Orthopedics and Tissue Technologies each contribute a different strength to our core business. Codman Specialty Surgical provides us with a strong presence in the hospital, with market-leading products and comprehensive solutions for surgical specialties, such as neurosurgery, as well as a strong capacity to generate cash flows. Orthopedics and Tissue Technologies enables us to grow our top line by continuing to introduce new, differentiated products in fast-growing markets, such as small joint replacement and advanced wound care, as well as to increase gross margins. We generate synergies between these platforms, such as our regenerative technology, instrument sourcing capabilities, and enterprise contract management.

•
Specialized Sales Footprint. Our medical technology investment and manufacturing strategy provides us with a specialized set of customer call points and synergies. We have market-leading products across our portfolio that provide both scale and depth in solutions for a broad set of clinical needs across many departments in healthcare systems. We also have clinical expertise across all our channels in the U.S. and an opportunity to expand and leverage this expertise in markets worldwide. In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our enterprise selling team to bring unique clinical solutions for the most difficult healthcare issues in our key accounts across multiple clinical sites and multi-hospital integrated delivery networks.

•
Ability to Change and Adapt. Our corporate culture is what enables us to adapt and evolve. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to help us grow to be a multi-billion-dollar company.

Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and reach of our product portfolios and drive relevant scale to our customers. As a result of several recent acquisitions, our financial results for the three months ended March 31, 2018 may not be directly comparable to those of the corresponding prior-year periods. See Note 2, Business Acquisitions and Divestiture, to our consolidated financial statements for a further discussion.
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
On October 6, 2017, upon the terms and subject to the conditions set forth in the Divestiture Agreement (see Note 2 - Business Acquisitions and Divestiture), the Divestiture was completed and Natus paid an aggregate purchase price of $46.4 million.

Clinical and Product Development Activities

We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In 2017, we introduced seven new regenerative technology products, including new sizes of PriMatrix® and OmniGraft®, and our largest electromechanical product, the CUSA® Clarity. We continue to work on advanced shoulder products and are developing a pyrocarbon hemishoulder product to add to our orthopedic reconstruction portfolio. In our electromechanical technologies portfolio, we are focused on the development of core clinical applications in CSF management, neuro monitoring, electro surgery and ultrasonic medical technologies. We also work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense and invest in ongoing development, such as in LED technology.

In 2018 with our acquisitions of Derma Sciences and Codman Neurosurgery and the integration of all research and development teams, we now have opportunities to combine multiple technology platforms to develop new, innovative products for customers and patients.

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

Revenues from BioD morselized amniotic membrane based products for the three months ended March 31, 2018 were less than 1.0% of consolidated revenues.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2018 was $11.0 million, or $0.14 per diluted share, as compared to $6.4 million or $0.08 per diluted share for the three months ended March 31, 2017.
Net income for the three months ended March 31, 2018 increased from the same period last year, primarily resulting from the Codman Neurosurgery acquisition and organic growth. Costs and expenses increased sequentially as new employees, especially in selling and general administrative functions, joined the Company and from higher operating and integration expenses associated with the business that we acquired.
Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Acquisition and integration-related charges	$28,886	$20,317
Global ERP implementation charges	—	2,427
Structural optimization charges	1,603	1,711
Discontinued product lines charges	—	1,025
Total	$30,489	$25,480

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of goods sold	$13,292	$2,566
Selling, general and administrative	17,197	22,914
Total	$30,489	$25,480

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
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, assessing the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and valuation of Integra.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2018	2017
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$236,115	$156,290
Orthopedics & Tissue Technologies	120,967	102,346
Total revenue	357,082	258,636
Cost of goods sold	144,222	86,585
Gross margin on total revenues	$212,860	$172,051
Gross margin as a percentage of total revenues	59.6%	66.5%

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017
Revenues and Gross Margin
For the three months ended March 31, 2018, total revenues increased by $98.4 million to $357.1 million from $258.6 million for the same period in 2017. Domestic revenues increased $47.8 million, or 23.8%, to $248.9 million and were 70% of total revenues for the three months ended March 31, 2018. International revenues increased by $50.6 million to $108.2 million for the three months ended March 31, 2018 compared to $57.5 million during the same period in the prior year. A significant portion of the increase resulted from sales from products acquired as part of the Codman Neurosurgery acquisition. Foreign exchange fluctuations had a positive impact of $4.9 million on revenues for the quarter.
Codman Specialty Surgical revenues were $236.1 million, an increase of 51.1% from the prior-year period. The increase resulted from revenues from Codman Neurosurgery of $77.9 million, favorable impact from foreign exchange of $3.6 million and low single digit growth from the legacy Integra products. In our neurosurgery business, we achieved double digit growth in our CUSA Clarity product which launched in 2017, while DuraSeal and DuraGen revenues were flat compared to the same period last year.
Orthopedics and Tissue Technologies revenues were $121.0 million, an increase of 18.2% from the prior-year period and included a full quarter of revenues from the products acquired as part of the Derma Sciences acquisition. Full-quarter revenue from the Derma Sciences acquisition was $24.7 million for the three months ended March 31, 2018 compared to $10.4 million for the same period in the prior year. We also saw increases in our wound reconstruction and care and private label portfolios driven by continued investments in our sales channels, strong demand for our skin products and continued relationships with private label customers. In our extremity orthopedics business, revenues from our ankle and shoulder arthroplasty products grew double digits during the three months ended March 31, 2018 compared to the same period last year, offset by a decrease in revenues in our lower extremities portfolio. The sales teams experienced reduced selling time from the territory realignment and training from the sales channel expansion discussed previously.
Gross margin increased to $212.9 million for the three-month period ended March 31, 2018, an increase of $40.8 million from $172.1 million for the same period last year. Gross margin as a percentage of total revenue decreased to 59.6% for the first quarter of 2018 from 66.5% in the same period last year. The decrease in gross margin percentage resulted primarily from dilution related to product sales from the Derma Sciences and Codman Neurosurgery acquisitions that have lower margins than the average for the Company's other product lines. Additionally, there were higher net costs in the quarter associated with fair value inventory purchase accounting adjustments and amortization for technology-based intangible assets recorded in connection with the acquisitions.
We expect our consolidated gross margin percentage for the full year 2018 to be approximately 61.5% to 62.5%.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2018	2017
Research and development	5.1%	6.0%
Selling, general and administrative	45.8%	55.1%
Intangible asset amortization	1.5%	1.6%
Total operating expenses	52.4%	62.7%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $25.2 million, or 15.5%, to $187.3 million in the three months ended March 31, 2018, compared to $162.1 million in the same period last year.

Research and development expenses in the first quarter of 2018 increased by $2.8 million to $18.3 million compared to $15.5 million in the same period last year. We expect full-year 2018 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the first quarter of 2018 increased by $21.1 million to $163.6 million compared to $142.5 million in the same period last year. Selling and marketing expenses increased by $22.6 million compared to the first quarter last year resulting primarily from selling and marketing expenses of Codman Neurosurgery acquisition and additional investments in adding direct sales representatives and distributors. We also paid higher commissions resulting from the increase in revenues. General and administrative costs decreased by $1.5 million, resulting from a decrease in acquisition and integration-related expenses. We expect full-year selling, general and administrative expenses to be approximately 45.0% to 47.0% of revenue in 2018.

Amortization expense in the first quarter of 2018 increased by $1.3 million compared to the same period last year. This increase was related primarily to the full quarter amortization of intangible assets recognized from the Derma Sciences acquisition in February 2017.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest income	$76	$7
Interest expense	(18,768)	(5,131)
Other income (expense), net	2,245	(90)

Interest Income and Interest Expense
Interest expense in the three months ended March 31, 2018 increased by $13.6 million, primarily resulting from the higher outstanding balance on our Senior Credit Facility for the period compared to the same period in 2017 to fund the acquisitions of Codman Neurosurgery and amortization of capitalized financing costs recorded in the fourth quarter of 2017 related to the drawing of Term A-1 component of the Senior Credit Facility. The weighted average interest rate for three months ended March 31, 2018 increased to 3.7% compared to 2.4% for the same period in the prior year mainly because of increases in our consolidated leverage ratio and the LIBOR rate.
Interest income was negligible for the three months ended March 31, 2018.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2018 increased by $2.3 million compared to the same period last year, primarily resulting from $1.9 million gain from cross-currency swaps and income from a transition service agreement with Natus of $0.8 million and includes the impact of transactional foreign exchange gains and losses.
Income Taxes

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income before income taxes	$9,132	$4,745
Income tax benefit	(1,860)	(1,649)
Effective tax rate	(20.4)%	(34.8)%

On December 22, 2017, the Tax Cuts and Jobs Act ( the "2017 Tax Act") was enacted, which reduced the federal statutory rate from 35% to 21%. The Company’s effective income tax rates for the three months ended March 31, 2018 and 2017 were (20.4)% and (34.8)%, respectively. For the three months ended March 31, 2018, the primary drivers of the change in our tax rate are higher income before income taxes compared to the same period in 2017 and inclusion of the new GILTI provisions and other tax reform-related changes offset by the reduction in the federal statutory tax rate from 35% to 21%. The tax benefit recorded this quarter is primarily driven by excess tax benefits from share-based compensation for the three months ended March 31, 2018 and 2017, which were $2.8 million and $2.7 million, respectively. These excess tax benefits from share-based compensation reduced the effective tax rate by 30.9% and 57.7% for the three months ended March 31, 2018 and 2017, respectively.

The Company expects its effective income tax rate for the full year to be approximately 8.0%, mainly from lower income before taxes resulting from acquisition-related expenses and from benefits from stock-based compensation, Federal research credit benefits, and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

On March 29, 2017, the United Kingdom ("UK") provided formal notice of its intention to leave the European Union ("EU"). This notice began the two-year negotiation process for the UK’s exit. Existing tax exemptions and tax relief between the UK and EU member states will most likely cease. The Company has entities domiciled in the UK and conducts transactions with entities within the EU. New tax legislation or renegotiated exemptions and tax relief could result in additional tax liabilities. The Company will continue to monitor the ongoing negotiations and will assess the impact on its tax expense.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the twelve months ended December 31, 2017. The Company has not recognized adjustments related to these provisional amounts during the three-month period ended March 31, 2018.

The Company has recognized the provisions of the 2017 Tax Act which became effective during the three months ended March 31, 2018 and includes GILTI provisions and provisions involving limitations to the deductibility of executive compensation, interest expense, and certain employee fringe benefits. The ultimate impact may differ from these provisional amounts, possibly material, because of, among other things, additional analysis, changes in interpretations and assumptions made by the Company, additional regulatory guidance that may be issued and actions that the Company may take as a result of the 2017 Tax Act.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
United States	$248,928	$201,096
Europe	51,773	28,816
Asia Pacific	35,785	16,088
Rest of World	20,596	12,636
Total Revenues	$357,082	$258,636
We generate significant revenues outside the U.S., a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business could have an impact on the demand for our products in foreign countries. Local economic conditions, regulatory compliance or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all may combine to affect our sales into markets outside the U.S.
Domestic revenues increased to $248.9 million, or 70% of total revenues, for the three months ended March 31, 2018 from $201.1 million, or 78% of total revenues, for the three months ended March 31, 2017. The Codman Neurosurgery acquisitions accounted for $35.0 million of the increase in domestic revenues for the three months ended March 31, 2018. We saw increases in our regenerative technologies, private label, dural access and repair, precision tools and advanced businesses, which benefited from organic growth as well as contributions from the Derma Sciences and Codman Neurosurgery acquisitions. European sales increased 80% for the three months ended March 31, 2018 compared to the same period last year, resulting primarily from the Codman Neurosurgery acquisition as well as an increase in revenues from our regenerative technologies portfolio. Sales to customers in

Asia Pacific and the Rest of the World for the three months ended March 31, 2018 increased by $27.7 million compared to the same period last year. The Codman Neurosurgery acquisition accounted for $24.1 million of the increase. Foreign exchange fluctuations had a favorable impact of $4.9 million on revenues for the three months ended March 31, 2018 compared to the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $189.4 million and $174.9 million at March 31, 2018 and December 31, 2017, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2018, our non-U.S. subsidiaries held approximately $179.8 million of cash and cash equivalents that are available for use outside the U.S. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the U.S., or used for operations, certain amounts could be subject to tax in the U. S. for the incremental amount in excess of the foreign tax paid.
The 2017 Tax Act imposes a Toll Tax of 15.5% on cash and cash equivalents and 8.0% on all foreign earnings related to the deemed repatriation of undistributed earnings of foreign subsidiaries. An income tax expense of approximately $5.5 million was computed as a Toll Tax on certain foreign earnings for the year ended December 31, 2017, of which $0.4 million is expected to be paid within one year. We intend to indefinitely reinvest future earnings of the Company’s foreign subsidiaries outside of the U.S., in order to provide for our non-U.S. operations.
Cash Flows

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$41,531	$28,882
Net cash used in investing activities	(9,298)	(193,143)
Net cash (used in) provided by financing activities	(20,886)	185,039
Effect of exchange rate fluctuations on cash	3,114	1,280

In 2018, we anticipate that our principal uses of cash will include approximately $65.0 to $75.0 million of capital expenditures primarily for support and maintenance in our existing plants for facility automation, additions to our instruments kits used in the sales of orthopedic products and development of our new Mansfield, Massachusetts facility, which will be used to manufacture products acquired as part of the Codman Neurosurgery transaction.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $41.5 million for the three months ended March 31, 2018, an increase of $12.6 million from $28.9 million for the same period in 2017. Net income after non-cash adjustments increased cash flows for the three months ended March 31, 2018 by approximately $10.7 million compared to the same period in 2017, which resulted primarily from the Codman Neurosurgery and Derma Sciences acquisitions in 2017. The changes in assets and liabilities, net of business acquisitions, increased cash flows from operating activities by $1.9 million for the three months ended March 31, 2018 compared to the same period in 2017.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2018, we paid $15.4 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We received $5.7 million from the Codman Neurosurgery acquisition for a working capital adjustment.
During the three months ended March 31, 2017, we paid $9.2 million for capital expenditures, most of which were directed to our global enterprise system implementation and commercial expansion. We also used $193.9 million for the acquisition of Derma Sciences, net of cash acquired. We received $10.0 million from sale of short-term investments acquired from Derma Sciences.
Cash Flows Provided by (Used in) Financing Activities
Our principal source of cash from financing activities in the three months ended March 31, 2018 was $25.0 million in borrowings under our Senior Credit Facility used to fund current operation and proceeds that we received from the exercise of stock options of $3.7 million, offset by repayments of $35.0 million on the revolving portion of our Senior Credit Facility and $6.8 million cash taxes paid in net equity settlement.
Our principal source of cash from financing activities in the three months ended March 31, 2017 was a $210.0 million borrowing under our Senior Credit Facility used to acquire Derma Sciences and proceeds that we received from the exercise of stock option of $1.2 million, offset by repayments of $20.0 million on the revolving portion of our Senior Credit Facility and $6.1 million cash taxes paid in net equity settlement.
Upcoming Debt Maturities
The first quarterly installment of the Company's Term Loan A and Term A-1 components of its Senior Credit Facility was paid on March 31, 2018. We recorded a total of $60.0 million of the Term Loan A and Term A-1 components of the Senior Credit Facility as a current liability in the Company's consolidated balance sheets as of March 31, 2018.
Amended and Restated Senior Credit Agreement and Related Hedging Activities
See Note 6 - Debt to the current period’s condensed consolidated financial statements for a discussion of our amended and restated Senior Credit Agreement and Note 6 - Derivative Instruments for discussion of our hedging activities.

Share Repurchase Plan

On October 25, 2016, our Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.

The Company has not repurchased any shares of common stock under these authorizations through March 31, 2018.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the foreseeable future. The Company considers the portion of the Senior Credit Facility payable within the next twelve-month period of $60.0 million as a current liability.
Off-Balance Sheet Arrangements
The Company has no off–balance sheet arrangements during the three months ended March 31, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have not materially changed.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, British pounds, Swiss francs ("CHF"), Canadian dollars, Japanese yen, Mexican pesos, Brazilian reais, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period.
In October 2017, we entered into cross currency swap agreements to convert our Swiss Franc ("CHF") denominated intercompany loans into U.S. dollars. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in CHF and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties. See Note 7, Derivative Instruments, for details of the cross currency swaps.
In November 2017, we entered into a foreign currency forward contract to mitigate the foreign currency exchange risk related to certain intercompany loans denominated in CHF. The contract is not designated as a hedging instrument. See Note 7, Derivative Instruments, for details of the cross currency swaps.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2018 would increase interest income by approximately $1.9 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixes the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning various dates starting on December 31, 2016. See Note 7, Derivative Instruments, for the details of interest rate swaps.
Based on our outstanding borrowings at March 31, 2018, a one-percentage point change in interest rates would affect interest expense on the debt by $9.5 million on an annualized basis.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TEI

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of March 31, 2018, only ten cases remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify the Company for up to three years after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of April 26, 2018, no indemnification payments were received nor owed in relation to the lawsuits for the initial indemnification time period.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three months ended March 31, 2018, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.

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

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the three months ended March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

#10.1(d)	Form of Performance Stock Agreement (Executive Officers)

#10.1(e)	Form of Performance Stock Agreement for Peter J. Arduini

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	April 26, 2018	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2018	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2018	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Vice President, Corporate Controller
(Principal Accounting Officer)

Exhibits

#10.1(d)	Form of Performance Stock Agreement (Executive Officers)

#10.2(e)	Form of Performance Stock Agreement for Peter J. Arduini

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.