Form 10-Q
period 2018-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2018-07-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 24, 2018 was 85,131,560.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue, net	$366,190	$282,164	$723,272	$540,801
Costs and expenses:
Cost of goods sold	137,565	98,998	281,787	185,583
Research and development	19,108	15,747	37,433	31,241
Selling, general and administrative	176,597	145,015	340,163	287,512
Intangible asset amortization	5,286	5,419	10,676	9,520
Total costs and expenses	338,556	265,179	670,059	513,856
Operating income	27,634	16,985	53,213	26,945
Interest income	174	64	250	71
Interest expense	(17,504)	(6,181)	(36,272)	(11,312)
Other income (expense), net	2,427	(2,866)	4,672	(2,956)
Income before income taxes	12,731	8,002	21,863	12,748
Income tax expense (benefit)	1,355	(2,833)	(505)	(4,482)
Net income	$11,376	$10,835	$22,368	$17,230

Net income per share
Basic	$0.14	$0.14	$0.28	$0.23
Diluted	$0.14	$0.14	$0.27	$0.22

Weighted average common shares outstanding (See Note 12):
Basic	82,423	76,213	80,491	75,487
Diluted	83,513	78,963	81,702	78,703
Comprehensive income (See Note 13)	$(12,269)	$28,131	$21,401	$40,226

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amount)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,771	$174,935
Trade accounts receivable, net of allowances of $3,464 and $8,882	258,380	251,799
Inventories, net	290,517	296,332
Prepaid expenses and other current assets	88,654	99,080
Total current assets	821,322	822,146
Property, plant and equipment, net	277,025	269,251
Intangible assets, net	1,121,845	1,159,627
Goodwill	927,148	937,905
Deferred tax assets, net	7,677	6,250
Other assets	30,756	16,078
Total assets	$3,185,773	$3,211,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of borrowings under senior credit facility	$—	$60,000
Accounts payable, trade	84,037	93,967
Accrued compensation	63,211	73,392
Short-term portion of contingent consideration	4,900	22,793
Accrued expenses and other current liabilities	81,194	98,759
Total current liabilities	233,342	348,911
Long-term borrowings under senior credit facility	1,476,488	1,781,142
Deferred tax liabilities	73,311	65,130
Other liabilities	60,727	53,768
Total liabilities	1,843,868	2,248,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 87,771 and 81,306 issued at June 30, 2018 and December 31, 2017, respectively	877	813
Additional paid-in capital	1,177,125	821,758
Treasury stock, at cost; 2,890 shares and 2,912 shares at June 30, 2018 and December 31, 2017, respectively	(120,732)	(121,644)
Accumulated other comprehensive loss	(25,306)	(23,807)
Retained earnings	309,941	285,186
Total stockholders’ equity	1,341,905	962,306
Total liabilities and stockholders’ equity	$3,185,773	$3,211,257

The accompanying unaudited notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$22,368	$17,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,002	41,312
Deferred income tax	(423)	(1,138)
Amortization of debt issuance costs	3,657	784
Realized loss on sale of short-term investment	—	2,287
Loss on disposal of property and equipment	127	452
Change in fair value of contingent consideration and other	914	(1,995)
Share-based compensation	10,214	11,050
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(8,420)	(11,303)
Inventories	(3,596)	(5,464)
Prepaid expenses and other current assets	(1,959)	(9,236)
Other non-current assets	(436)	(1,811)
Accounts payable, accrued expenses and other current liabilities	(3,405)	20,287
Deferred revenue	(91)	2,083
Other non-current liabilities	4,792	(6,785)
Net cash provided by operating activities	77,744	57,753
INVESTING ACTIVITIES:
Purchases of property and equipment	(35,387)	(22,010)
Proceeds from sale of short-term investments	—	16,951
Proceeds from note receivable	446	—
Proceeds from sale of property and equipment	205	143
Cash provided by (used in) business acquisitions	26,704	(225,744)
Net cash used in investing activities	(8,032)	(230,660)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	50,000	245,000
Repayments under senior credit facility	(415,000)	(30,000)
Payment of debt issuance costs	(4,221)	—
Proceeds from the issuance of common stock, net of issuance costs	349,599	—
Net cash paid for financing liabilities from business acquisitions	(33,843)	87
Proceeds from exercised stock options	3,727	9,774
Cash taxes paid in net equity settlement	(7,240)	(6,498)
Net cash (used in) provided by financing activities	(56,978)	218,363
Effect of exchange rate changes on cash and cash equivalents	(3,898)	7,089
Net increase in cash and cash equivalents	8,836	52,545
Cash and cash equivalents at beginning of period	174,935	102,055
Cash and cash equivalents at end of period	$183,771	$154,600

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
In the opinion of management, the June 30, 2018 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.
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
Equity Offering
In May 2018, the Company commenced and closed on a public offering of common stock. The Company issued 6.0 million shares of common stock and received total proceeds, net of underwriting fees and offering expenses of approximately $349.6 million. The net proceeds from the offering were used to reduce outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility.
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
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). Under current accounting guidance, an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of its leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition. Early adoption is permitted. While the Company has not yet completed its assessment, the adoption of this guidance may have a material impact on the Company's financial position.
In August 2016, the FASB issued Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after business combinations, proceeds from the settlement of insurance claims and

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

corporate-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transaction. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018 on a retrospective basis. The adoption of this guidance had no significant impact on the Company's consolidated financial statements.
In October 2016, the FASB issued Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires that the income tax consequences of intra-entity transfers of assets other than inventory be recognized as a current-period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard became effective for all annual periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective January 1, 2018, and this guidance had no significant impact on its consolidated financial statements.

In March 2017, the FASB issued Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items were to be used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items is/are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The new standard became effective for annual periods beginning after December 15, 2017. The Company adopted ASU 2017-07 effective January 1, 2018. The Company recognized the components of net periodic benefit cost other than the service cost component in other (expense) income, net in the consolidated statements of operations. The adoption of this guidance had no significant impact on the Company's prior-year consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting. The update serves to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard became effective for all annual periods beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018, and there was no significant impact of this guidance on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt ASU 2017-12 effective January 1, 2017 using the modified retrospective method. The implementation of the amended guidance did not have a significant impact on the Company's consolidated financial statements.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2. BUSINESS ACQUISITIONS AND DIVESTITURE
Johnson & Johnson's Codman Neurosurgery Business
On October 2, 2017, upon the terms and subject to the conditions set forth in the asset purchase agreement entered into by the Company with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”), a wholly owned subsidiary of Johnson & Johnson (the "Purchase Agreement"), the Company completed the acquisition of certain assets, and assumed certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the "Codman Acquisition"). Under the terms of the Purchase Agreement, the Company paid an aggregate purchase price of $1.014 billion, subject to adjustments set forth in the Purchase Agreement relating to the book value of inventory transferred to the Company at the closing of the Codman Acquisition. The book value of certain inventory retained by DePuy Synthes will be transferred to the Company in the future along with certain prepaid taxes.
The Codman Acquisition was accounted for using the acquisition method of business combination under ASC 805, Business Combinations.
The Company recorded revenue for Codman Neurosurgery of approximately $79.2 million and $157.1 million, in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation	Weighted Average Life
	(Dollars in thousands)
Inventory	$74,962
Assets held for sale	30,813
Other current assets	8,202
Property, plant and equipment	35,949
Intangible assets:
Codman corporate trade name	162,900	Indefinite
Completed technology	379,900	22 years
Goodwill	343,012
Total assets acquired	1,035,738
Accrued expenses	1,730
Pension liabilities	19,917
Net assets acquired	$1,014,091
During the first six months of 2018, the Company adjusted its preliminary purchase price allocation of goodwill by $3.2 million because of working capital adjustments of $6.2 million that were offset by inventory adjustments of $3.0 million when the Company obtained additional information about the acquired assets.
During the first quarter of 2018, the Company received cash of $5.7 million from Depuy Synthes related to working capital adjustments, which was recorded within investing activities on the consolidated statements of cash flows. During the second quarter of 2018, the Company received an additional $21.0 million related to working capital adjustments.
During the first half of 2018, the Company paid $15.9 million for inventory that was included in the initial purchase price allocation. The payment was included within financing activities on the consolidated statements of cash flows.
The Company recorded $3.0 million and $14.5 million in cost of goods sold related to fair value inventory purchase accounting adjustments for the three and six months ended June 30, 2018.
As of June 30, 2018, certain amounts relating to the valuation of property, plant and equipment have not been finalized. The finalization of these matters may result in changes to goodwill.
Goodwill related to the Codman Acquisition was allocated to the Codman Specialty Surgical segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is generally deductible for income tax purposes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the fourth quarter of 2017, the Company wrote-off construction in progress of $6.3 million related to a project acquired as part of the Codman Acquisition that the Company decided to discontinue after the acquisition.
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
Assets held for sale includes assets and liabilities related to the U.S. dural graft implant, external ventricular drainage catheters and cerebrospinal fluid collection systems businesses acquired as part of the Codman Acquisition.
The transitional supply agreement with Natus requires the Company to provide to Natus certain assets defined in the transitional supply agreement upon termination. The Company recognized a liability of $1.3 million, included in other liabilities in the consolidated balance sheet, related to estimated cost of assets to be provided to Natus upon termination of the transitional supply agreement.
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
Derma Sciences
On February 24, 2017, the Company executed the Agreement and Plan of Merger (the "Merger Agreement") under which the Company acquired all of the outstanding shares of Derma Sciences, Inc., a Delaware corporation ("Derma Sciences") for an aggregate purchase price of approximately $210.8 million, including payment of certain of Derma Sciences' closing expenses and settlement of stock-based compensation plans of $4.8 million and $4.3 million, respectively. The purchase price consisted of a cash payment to the former stockholders of Derma Sciences of approximately $201.7 million upon the closing of the transaction.
Derma Sciences is a tissue regeneration company focused on advanced wound and burn care that offers products to help manage chronic and hard-to-heal wounds, especially those resulting from diabetes and poor vascular functioning.
The revenue and the net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been integrated into the Company's operations.
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
Goodwill related to the Derma Sciences acquisition was allocated to the Orthopedics and Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.
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
In the second quarter of 2017, the Company sold the acquired short-term investments and recognized a loss of $2.3 million included in other income (expense), net in the consolidated statement of operations.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

United States Food and Drug Administration ("FDA") Untitled Letter
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD morselized amniotic membrane- based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently, the Company, have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products do not fall within the HCT/Ps. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361.

In November 2017, the FDA issued its final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue based products fall into the high-risk category. Nonetheless, the Company can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. Although the Company continues to disagree with the FDA's position, the Company has been considering and continues to consider regulatory approval pathways for its amniotic membrane tissue-based products. Revenues from BioD morselized amniotic material based products for the three and six months ended June 30, 2018 and 2017 were less than 1.0% of consolidated revenues.

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

At the date of the acquisition, net sales used in estimating the BioD Earnout Payments is based on the weighted average of different possible scenarios using a revenue volatility of 13.5%. The BioD Earnout Payments were valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payments is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million. In August 2017, the Company paid $4.8 million for the twelve-month period ending June 30, 2017 component of the BioD Earnout Payments. As of June 30, 2018 and December 31, 2017, the estimated fair value of the remaining portion of the BioD Earnout Payments were zero and $0.3 million.
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
At the date of the acquisition, the net sales used in estimating the Medihoney Earnout Payments were based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payments were valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payments is $5.0 million. During the second

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

quarter of 2018, the Company paid $2.0 million for the Medihoney Earnout Payment. The estimated fair value as of June 30, 2018 was $0.2 million. The estimated fair value as of February 24, 2017 and December 31, 2017 was $1.4 million.
These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent considerations are re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. Depending on the expected timing of the estimated payments, the acquisition date fair values and subsequent remeasurement could change.
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2017 as if the acquisitions of Codman Neurosurgery and Derma Sciences and the divestiture to Natus, which were completed by the Company during 2017, had been completed as of the beginning of 2016. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in interest expense, depreciation expenses, intangible asset amortization and inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in a post-acquisition period, which includes $2.9 million incurred by Derma Sciences prior to the acquisition and $3.1 million and $12.0 million incurred by Integra, for the three and six months ended June 30, 2018, and (iii) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	(In thousands, except per share amounts)
Total revenue	$360,879	$707,539
Net income	$14,274	$22,850
Basic income per share	$0.19	$0.30

3. REVENUES FROM CONTRACTS WITH CUSTOMERS
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
Performance Obligations
The Company's performance obligations consist mainly of transferring control of goods and services identified in the contracts, purchase orders, or invoices. The Company has no significant multi-element contracts with customers.

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
The Company estimates returns, price concessions, and discount allowances using the expected value method based on historical trends and other known factors. Rebate allowances are estimated using the most likely method based on each customer contract.
The Company's return policy, as set forth in its product catalogs and sales invoices, requires the Company to review and authorize the return of a product in advance. Upon the authorization, a credit will be issued for the goods returned within a set amount of days from the shipment, which is generally ninety days.
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
The following table summarized the changes in the contract asset and liability balances for the six months ended June 30, 2018:

Contract Asset
Contract asset, January 1, 2018	$3,552
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(3,552)
Contract asset, net of transferred to trade receivables on contracts during the period	4,856
Contract asset, June 30, 2018	$4,856

Contract Liability
Contract liability, January 1, 2018	$11,059
Recognition of revenue included in beginning of year contract liability	(2,687)
Contract liability, net of revenue recognized on contracts during the period	2,603
Foreign currency translation	(9)
Contract liability, June 30, 2018	$10,966
At June 30, 2018, the short-term portion of the contract liability of $3.5 million and the long-term portion of $7.5 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of June 30, 2018, the Company is expected to recognize revenue of approximately $2.3 million for the remainder of 2018, $2.6 million in 2019, $1.9 million in 2020, $1.0 million in 2021, $0.7 million in 2022, and $2.5 million thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Product Warranties
Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from the date of purchase. The warranties are not considered a separate performance obligation. The Company estimates its product warranties using the expected value method based on historical trends and other known factors. The Company includes them in accrued expenses and other current liabilities in the consolidated balance sheet.
Taxes Collected from Customers
The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2018 (amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(amounts in thousands)
Neurosurgery	$170,588	91,218	$337,487	180,687
Precision Tools and Instruments	68,916	$68,639	138,132	$135,460
Total Codman Specialty Surgical	239,504	159,857	475,619	316,147

Wound Reconstruction and Care	76,601	69,746	146,713	124,510
Extremity Orthopedics	23,727	24,322	48,537	48,283
Private Label	26,358	28,239	52,403	51,861
Total Orthopedics and Tissue Technologies	126,686	122,307	247,653	224,654
Total revenue	$366,190	$282,164	$723,272	$540,801

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
The adoption of Topic 606 resulted in an increase to the opening retained earnings of $1.9 million, which was recorded net of taxes as of January 1, 2018 to reflect the change in timing of the recognition of revenue related to the Company's private label business from point in time to over time during the manufacturing process and goods in transit for which control was transferred to customers at the time of shipment. The total assets and liabilities increased by $7.1 million and $5.2 million, respectively, as of January 1, 2018.
The impact of adoption of Topic 606 to the Company's consolidated statement of operations for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported	Excluding Impact of Topic 606	As Reported	Excluding Impact of Topic 606
	(Amounts in thousands)
Statement of Operations
Total revenue, net	$366,190	$363,381	$723,272	$719,420
Cost of goods sold	137,565	137,032	281,787	281,051
Income tax benefit	1,355	853	(505)	(1,135)
Net income	11,376	9,603	22,368	19,882

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The adoption of Topic 606 had no significant impact on the Company's consolidated balance sheet as of June 30, 2018.

4. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Finished goods	$181,831	$190,100
Work in process	61,045	58,637
Raw materials	47,641	47,595
	$290,517	$296,332

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six-month period ended June 30, 2018 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2017	$634,767	$303,138	$937,905
Codman acquisition purchase price allocation adjustments	(3,207)	—	(3,207)
Foreign currency translation	(5,101)	(2,449)	(7,550)
Balance, June 30, 2018	$626,459	$300,689	$927,148

The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$865,467	$(146,727)	$718,740
Customer relationships	13 years	232,312	(98,919)	133,393
Trademarks/brand names	28 years	104,398	(23,956)	80,442
Codman trade name	Indefinite	162,900	—	162,900
Supplier relationships	27 years	34,721	(15,805)	18,916
All other	4 years	11,055	(3,601)	7,454
		$1,410,853	$(289,008)	$1,121,845

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$869,174	$(124,096)	$745,078
Customer relationships	13 years	233,430	(91,961)	141,469
Trademarks/brand names	28 years	104,879	(22,293)	82,586
Codman trade name	Indefinite	162,900	—	162,900
Supplier relationships	27 years	34,721	(15,092)	19,629
All other	4 years	11,511	(3,546)	7,965
		$1,416,615	$(256,988)	$1,159,627

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
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) is expected to be approximately $67.0 million in 2018, $66.7 million in 2019, $66.6 million in 2020, $65.6 million in 2021, $62.1 million in 2022, $61.2 million in 2023 and $602.6 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

6. DEBT
Amended and Restated Senior Credit Agreement

On May 3, 2018, the Company entered into the fifth amendment and restatement (the "May 2018 Amendment") of its Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The May 2018 Amendment extended the maturity date to May 3, 2023 and decreased the applicable rate, as described below. The Company continues to have the aggregate principal amount of $2.2 billion available to it through the following facilities:

i.	a $900.0 million Term Loan facility; and

ii.	a $1.3 billion revolving credit facility, which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans.

In connection with the May 2018 Amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants (as defined in the Senior Credit Facility) was modified to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio

Execution of May 2018 Amendment through March 31, 2019	5.50 : 1.00
June 30, 2019 through March 31, 2020	5.00 : 1.00
June 30, 2020 through March 31, 2021	4.50 : 1.00
June 30, 2021 and thereafter	4.00 : 1.00
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to the following:

i.	the Eurodollar Rate (as defined in the Senior Credit Facility) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%), or

ii.	the highest of:

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, plus the applicable rate (ranging from 0% to 0.75%),

2.	the prime lending rate of Bank of America, N.A. plus the applicable rate (ranging from 0% to 0.75%), and

3.	the one-month Eurodollar Rate plus 1.00% plus the applicable rate (ranging from 0% to 0.75%).
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA at the time of the applicable borrowing).

The Company will pay an annual commitment fee ranging from 0.15% to 0.30%, based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2018, the Company was

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

in compliance with all such covenants. The Company capitalized $0.5 million of incremental financing costs in 2017 in connection with modifications to the Senior Credit Facility. In connection with the May 2018 Amendment, the Company capitalized $4.2 million of financing costs and wrote off $0.8 million of previously capitalized financing costs during the second quarter of 2018.
In October 2017, the Company capitalized $19.1 million of incremental financing costs related to the drawing of the Term Loan A-1 component of the Senior Credit Facility.
At June 30, 2018 and December 31, 2017, there were $590.0 million and $655.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 3.8% and 3.7%, respectively. At June 30, 2018 and December 31, 2017, there were $900.0 million and $1.2 billion outstanding, respectively, under the Term Loan component of the Senior Credit Facility at weighted average interest rates of 3.7% and 3.6%, respectively. At June 30, 2018, there was approximately $709.4 million available for borrowing under the Senior Credit Facility.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at June 30, 2018 was approximately $562.7 million and, $868.6 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

Letters of credit outstanding as of June 30, 2018 and December 31, 2017 totaled $0.6 million. There were no amounts drawn as of June 30, 2018.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
Remainder of 2018	—
2019	22,500
2020	45,000
2021	56,250
2022	$67,500
2023	$708,750
$900,000
The outstanding balance of the revolving credit component of the Senior Credit Facility is due on May 3, 2023.

7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of June 30, 2018 (amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	$735
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	892
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	777
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	742
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	1,855
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	2,033
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	3,431
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	3,400
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	2,093
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	973
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	1-month USD LIBOR	5,413
Total interest rate derivatives designated as cash flow hedge	$1,050,000						$22,344
The Company has designated these derivative instruments as cash flow hedges. The Company assesses the effectiveness of these derivative instruments and has recorded the changes in the fair value of the derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the remaining amount of any gain or loss on the related cash flow hedge recorded in AOCI to interest expense at that time.
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

On November 28, 2017, the Company entered into a foreign currency forward contract, with a notional amount of $8.9 million, to mitigate the foreign currency exchange risk related to a certain intercompany loan denominated in Swiss Francs ("CHF"). The contract is not designated as a hedging instrument. For the three and six months ended June 30, 2018, the Company recognized a $0.2 million loss from the change in fair value of the contract, which was included in other income (expense), net in the consolidated statement of operations. The fair value of the foreign currency forward contract was an asset of $0.2 million as of June 30, 2018, that is included in prepaid expenses and other current assets in the consolidated balance sheet.
Cross-Currency Rate Swap
On October 2, 2017, the Company entered into cross-currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of CHF denominated intercompany loans into U.S. dollars. The CHF-denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of the Codman Acquisition. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss Francs and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties.

The Company held the following cross-currency rate swaps as of June 30, 2018 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Liability

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	97,065	$73
Receive U.S.$			4.38%		$100,000

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(256)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(1,671)
Receive U.S.$			4.52%		$150,000

Total						$(1,854)

The cross-currency swaps were carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2018, the Company recorded a gain of $11.3 million and $4.9 million in other income (expense), net for the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans. For the three and six months ended June 30, 2018, the Company recorded gains of $13.0 million and $6.1 million in AOCI related to the change in fair value of the cross-currency swap and gains of $2.0 million and $3.9 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swap. As of June 30, 2018, an estimated gain of $7.7 million is expected to be reclassified within the next twelve months to other income, net from AOCI. As of June 30, 2018, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Derivative Instruments
The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full terms of the derivative instruments. The fair value of the interest rate swaps and the cross-currency swaps was developed using a market approach based on publicly available market yield curves and the terms of the related swap. The Company performs ongoing assessments of counterparty credit risk.
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2018	December 31, 2017
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Interest rate swap(2)	$4,817	$1,521
Cross-currency swap	7,691	7,757
Other assets
Interest rate swap(2)	17,527	2,491
Cross-currency swap	—	—
Total derivatives designated as hedges — Assets	$30,035	$11,769

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Interest rate swap(2)	$—	$1,845
Cross-currency swap	—	—
Other liabilities
Interest rate swap(2)	—	1,575
Cross-currency swap	9,545	11,714
Total derivatives designated as hedges — Liabilities	$9,545	$15,134

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At June 30, 2018 and December 31, 2017, the notional amount related to the Company’s interest rate swaps was $1.05 billion. The notional amount will be reduced by $150.0 million in June 2019.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2018 and 2017:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2018
Interest rate swap	$16,188	$6,306	$150	$22,344	Interest (expense)
Cross-currency swap	(7,677)	13,029	13,244	(7,892)	Other income (expense)
	$8,511	$19,335	$13,394	$14,452
Three Months Ended June 30, 2017
Interest rate swap	$2,479	$(1,500)	$44	$935	Interest (expense)
	$2,479	$(1,500)	$44	$935
	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2018
Interest rate swap	592	21,247	(505)	22,344	Interest (expense)
Cross-currency swap	(5,104)	6,067	8,856	(7,892)	Other income (expense)
	$(4,512)	$27,314	$8,351	$14,452
Six Months Ended June 30, 2017
Interest rate swap	1,871	(914)	(22)	935	Interest (expense)
	$1,871	$(914)	$(22)	$935

At June 30, 2018, the Company expects $12.5 million of pre-tax income recorded in AOCI related to cash flow hedges to be reclassified to earnings in the next twelve months.

8. STOCK-BASED COMPENSATION
As of June 30, 2018, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
Stock Options

As of June 30, 2018, there were approximately $5.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 139,938 stock options granted during the six months ended June 30, 2018.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Awards of Restricted Stock and Performance Stock

Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2018, there were approximately $29.9 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 263,637 restricted stock awards and 119,459 performance stock during the six months ended June 30, 2018.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2018 were $0.6 million and $1.1 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $1.4 million for the three and six months ended June 30, 2018, respectively, are included in other income (expense), net in consolidated statements of operation.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2017 that it expected to contribute $1.8 million to its defined benefit pension plans in 2018. For the six months ended June 30, 2018, the Company contributed $1.0 million, to the defined benefit plans. As of June 30, 2018, the Company anticipates contributing an additional $1.0 million to its defined benefit plans in 2018, for a total of $2.0 million.
The estimated fair values of plan assets were $29.2 million and $26.9 million as of June 30, 2018 and December 31, 2017, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2018 and December 31, 2017. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.

10. TREASURY STOCK

On October 25, 2016, the Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 31, 2018. Shares may be repurchased either in the open market or in privately negotiated transactions. As of June 30, 2018, there remained $150.0 million available for repurchase under this authorization.

As of June 30, 2018 and December 31, 2017, there were 2.9 million shares of treasury stock outstanding with a cost of $120.7 million and $121.6 million, respectively, at a weighted average of $41.77 per share.

There were no cash treasury stock repurchases during the six months ended June 30, 2018 or in 2017.

11. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reported tax rate	10.6%	(35.4)%	(2.3)%	(35.2)%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company’s effective income tax rates for the three months ended June 30, 2018 and 2017 were 10.6% and (35.4)%, respectively. For the three months ended June 30, 2018, the primary drivers of the change in rate are higher income before income taxes compared to the same period in 2017 and the inclusion of the new GILTI (as defined below) provisions of $1.5 million and other tax reform-related changes; offset by the reduction in the federal statutory rate from 35% to 21%. The three months ended June 30, 2017 included an additional excess tax benefit of $4.1 million from share-based compensation compared to the three months ended June 30, 2018.

The Company's effective income tax rates for the six months ended June 30, 2018 and 2017 were (2.3)% and (35.2)%, respectively. For the six months ended June 30, 2018, the primary drivers of the higher tax rate were higher income before income taxes compared to the same period in 2017, and the inclusion of the new GILTI (as defined below) provisions and other tax reform-related changes; offset by the reduction in the federal statutory rate from 35% to 21%. The six months ended June 30, 2017 included an additional tax benefit of $4.0 million related to share-based compensation, when compared to the same period in 2018.

The Tax Cuts and Jobs Act (the "2017 Tax Act"), enacted in December 2017, made significant changes to the previous tax laws. Included among the numerous changes were a reduction of the federal statutory rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the elimination of certain domestic tax deductions such as the domestic production activities deduction. Additionally, the 2017 Tax Act provided for a one-time repatriation tax on accumulated foreign subsidiaries’ untaxed foreign earnings (the “Toll Tax”).

The 2017 Tax Act implemented a territorial tax system and includes base erosion provisions on non-U.S. earnings, which subjects certain foreign earnings to additional taxation as global intangible low-taxed income (“GILTI”). These provisions became effective on January 1, 2018. As of June 30, 2018, the Company included GILTI related to current-year operations in its estimated annual effective tax rate but has not yet included additional GILTI on deferred tax items.

The 2017 Tax Act eliminated the deferral of U.S. income tax on unrepatriated earnings from foreign subsidiaries through the imposition of the Toll Tax, a one-time tax in 2017 on deemed repatriated foreign earnings, which is paid over an eight-year period. The tax is assessed on the foreign subsidiary accumulated foreign earnings that were not previously taxed. Foreign earnings in cash and cash equivalents are taxed at 15.5% and all other earnings are taxed at 8.0%. The calculation of the Toll Tax allows for the ability to offset positive foreign earnings with existing foreign deficits and use of foreign tax credits. The Company prepared a reasonable estimate of this tax and expects to continue to refine the estimate as it finalizes its 2017 tax returns. As of December 31, 2017, we recorded an estimated income tax expense of $5.5 million related to the Toll Tax, of which, $0.4 million is expected to be paid within one year. The Company continued to analyze its foreign earnings and profits (“E&P”) during the six months ended June 30, 2018 and has not made any adjustments to the provisional amounts recognized during 2017. The Company will continue to refine its E&P analysis, which may affect the measurement of the Toll Tax liability.

As a result of the 2017 Tax Act’s reduction of the federal statutory rate from 35% to 21%, the Company remeasured deferred tax assets and liability and recorded a tax benefit of $43.4 million as of December 31, 2017. The Company did not record any adjustments to this provisional amount during the six months ended June 30, 2018 and will continue to analyze and refine its calculations related to the remeasurement as the impact of the 2017 Tax Act is finalized.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$11,376	$10,835	$22,368	$17,230
Weighted average common shares outstanding	82,423	76,213	80,491	75,487
Basic net income per common share	$0.14	$0.14	$0.28	$0.23

Diluted net income per share:
Net income	$11,376	$10,835	$22,368	$17,230

Weighted average common shares outstanding — Basic	82,423	76,213	80,491	75,487
Effect of dilutive securities:
Warrants	—	1,589	—	1,864
Stock options and restricted stock	1,090	1,161	1,211	1,352
Weighted average common shares for diluted earnings per share	83,513	78,963	81,702	78,703

Diluted net income per common share	$0.14	$0.14	$0.27	$0.22

Shares of common stock of approximately 0.2 million and 0.2 million at June 30, 2018 and 2017, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

In connection with the issuance of the 1.625% Convertible Senior Notes due in 2016, which the Company extinguished on December 15, 2016, the Company entered into call transactions and warrant transactions with the affiliates of the initial purchasers of such notes. The warrants expired on a series of expiration dates from March 2017 to August 2017. For the year ended December 31, 2017, the hedge participants exercised 8,707,202 warrants. As a result, the Company issued 2,839,743 shares of common stock for the year ended December 31, 2017. The company has no outstanding warrants as of June 30, 2018.

For the three and six months ended June 30, 2017, the potential excess conversion value on warrants was included in the Company's dilutive share calculation because the average stock price for the three and six months ended June 30, 2017 exceeded the conversion price.

Restricted and performance units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$11,376	$10,835	$22,368	$17,230
Foreign currency translation adjustment	(27,785)	19,484	(14,005)	23,548
Change in unrealized (loss) gain on derivatives, net of tax	4,128	(884)	13,032	(537)
Unrealized (loss) on short-term investments	—	(1,291)	—	—
Pension liability adjustment, net of tax	12	(13)	6	(15)
Comprehensive income, net	$(12,269)	$28,131	$21,401	$40,226

Changes in Accumulated Other Comprehensive Income by component between December 31, 2017 and June 30, 2018 are presented in the table below, net of tax:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(2,979)	$(93)	$(20,735)	$(23,807)
Reclassification of stranded tax effect	(532)	—	—	(532)
Balance at January 1, 2018	(3,511)	(93)	(20,735)	(24,339)
Other comprehensive income (loss)	19,488	6	(14,005)	5,489
Amounts reclassified from accumulated other comprehensive income	6,456	—	—	6,456
Net current-period other comprehensive income (loss)	13,032	6	(14,005)	(967)
Balance at June 30, 2018	$9,521	$(87)	$(34,740)	$(25,306)

For the six months ended June 30, 2018, the Company reclassified $0.4 million loss and $6.8 million gain of loss from AOCI to interest expense and other income (expenses), net, respectively.

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

•
The Codman Specialty Surgical segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the precision tools and instruments business, which sells more than 60,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices.

•
The Orthopedics and Tissue Technologies segment includes such offerings as skin and wound repair, bone and joint fixation implants in the upper and lower extremities, bone grafts and nerve and tendon repair products.

The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$239,504	$159,857	$475,619	$316,147
Orthopedics and Tissue Technologies	126,686	122,307	247,653	224,654
Total revenues	$366,190	$282,164	$723,272	$540,801
Segment Profit
Codman Specialty Surgical	$91,118	$67,250	$180,609	$129,953
Orthopedics and Tissue Technologies	37,141	31,010	69,579	58,089
Segment profit	128,259	98,260	250,188	188,042
Amortization	(5,286)	(5,419)	(10,676)	(9,520)
Corporate and other	(95,339)	(75,856)	(186,299)	(151,577)
Operating income	$27,634	$16,985	$53,213	$26,945

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
United States	$259,711	$219,266	$508,639	$420,363
Europe	51,405	32,499	103,178	61,315
Asia Pacific	35,497	15,565	71,282	31,653
Rest of World	19,577	14,834	40,173	27,470
Total Revenues	$366,190	$282,164	$723,272	$540,801

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of June 30, 2018, only ten active cases remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; and (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). Because the thrust of products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of July 26, 2018, no indemnification payments were received nor owed in relation to the lawsuits.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the three and six-month period ended June 30, 2018 and 2017 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

Six Months Ended June 30, 2018	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Short-term	Long-term	Short-term
Balance as of January 1, 2018	$315	$1,387	$22,478
Transfers from long-term to current portion	1,387	(1,387)
Payments	(2,000)		(19,000)
Loss from change in fair value of contingent consideration liabilities	298	230	1,422	Selling, general and administrative
Balance as of June 30, 2018	$—	$230	$4,900

Six Months Ended June 30, 2017	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.		Location in Financial Statements
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	$—	$—	$—	$22,036
Additions from acquisition of Derma Sciences	33,707	3,467	—	—
Transfers from long-term to current portion	—	—	4,662	(4,662)
Payments	(26,598)	—	—	—
(Gain)/Loss from change in fair value of contingent consideration liabilities	(2,359)	82	—	148	Selling, general and administrative
Balance as of June 30, 2017	$4,750	$3,549	$4,662	$17,522
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical"). The purchase price includes contingent consideration. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals (the "U.S. Contingent Consideration") and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business. The U.S. Contingent Consideration is subject to adjustment to reduce the amount of maximum payment based on the timing of obtaining the U.S. governmental approval up to the minimum of $19.0 million. The fair values of contingent consideration related to the acquisition of Confluent Surgical were estimated using a discounted cash flow model using discount rate of 2.2%. In March 2018, the Company received the U.S. governmental approvals and adjusted the related contingent consideration liability to $19.0 million, which the Company paid in April 2018. The Company expects to receive the European governmental approvals and pay the related contingent consideration liability within the next twelve months.

The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balance was included in accrued expenses and other current liabilities and other liabilities at June 30, 2018 and June 30, 2017.

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
The Company determined the fair value of its supply agreement liability and above market supply agreement liability with Covidien during the six-month periods ended June 30, 2018 and 2017 to reflect the payments, change in estimate and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (amounts in thousands):

Six Months Ended June 30, 2018	Above Market Supply Agreement Liability - Short-term	Location in Financial Statements
Balance as of January 1, 2018	$2,641
Payments	(1,110)
Gain from change in fair value	(980)	Selling, general and administrative
Transfer to accounts payable	(248)
Balance as of June 30, 2018	$303

Six Months Ended June 30, 2017	Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Short- Term	Above Market Supply Agreement Liability - Long-term	Location in Financial Statements
Balance as of January 1, 2017	$166	$—	$2,648
Payments	(166)	—	(155)
Transfer from long-term to current portion	—	1,752	(1,752)
Loss from increase in fair value	—	—	59	Selling, general and administrative
Balance as of June 30, 2017	$—	$1,752	$800
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using a discount rate of 12.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The above market supply agreement liability - short-term was included in accrued expenses and other current liabilities at June 30, 2018 and December 31, 2017.

There are no transfers between level 1, 2 or 3 during the six months ended June 30, 2018 and 2017. If the Company's estimate regarding the fair value of its contingent consideration liabilities, supply agreement liability and above market supply agreement liability are inaccurate, a future adjustment to these estimated fair values may be required which could change significantly.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 2 - Business Acquisitions and Divestiture, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated and the likelihood of loss is remote.

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
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products offer specialty surgical implants and instrumentation for a broad range of specialties. This product category includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid (CSF) management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies products portfolios consists of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private-label sales of a broad set of our regenerative and wound care medicine technologies.
We manufacture many of our products in plants located in the United States (the "U.S."), France, Germany, Ireland, Mexico, Puerto Rico and Switzerland. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. During the first half of 2018, we integrated the commercial teams from the acquired global Codman Neurosurgery and legacy Integra businesses.
Orthopedics and Tissue Technologies products are sold through directly employed sales representatives, distributors focused on their respective surgical specialties and strategic partners. During the first half of 2018, we completed the expansion of our sales channels by establishing dedicated teams for the extremity orthopedics, acute wound reconstruction, outpatient wound care and surgical reconstruction markets. We added 60 sales positions across these channels which will improve our focus and competitiveness and better align our product portfolio with our clinical customers.
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
We believe that we are particularly effective in the following aspects of our business:

•
Regenerative Technology Platform. We have developed numerous product lines through our proprietary collagen, amniotic tissue, and polyethylene glycol technologies that are sold through all our sales channels.

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

•
Ability to Change and Adapt. Our corporate culture is what enables us to adapt and evolve. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is important to help us grow to be a multi-billion-dollar company.

Equity Offering
In May 2018, the Company commenced and closed on a public offering of common stock. The Company issued 6.0 million shares of common stock and received total proceeds, net of underwriting fees and offering expenses of approximately $349.6 million. The net proceeds from the offering were used to reduce outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility.
Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and reach of our product portfolios and drive relevant scale to our customers. As a result of several recent acquisitions, our financial results for the three and six months ended June 30, 2018 may not be directly comparable to those of the corresponding prior-year periods. See Note 2, Business Acquisitions and Divestiture, to our consolidated financial statements for a further discussion.
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
Divestitures
On September 8, 2017, the Company and certain of its subsidiaries entered into an asset purchase agreement (the “Divestiture Agreement”) with Natus Medical Incorporated (“Natus”), pursuant to which the Company agreed to divest its Camino Intracranial Pressure monitoring and the U.S. rights to the fixed pressure shunts businesses together with certain of the neurosurgery assets that were acquired as part of the Codman Acquisition (the “Divestiture”). The Divestiture Agreement was entered in connection with the review of the Codman Acquisition by the Federal Trade Commission and the antitrust authority of Spain. The Divestiture was conditioned upon completion of the Codman Acquisition.
On October 6, 2017, upon the terms and subject to the conditions set forth in the Divestiture Agreement (see Note 2 - Business Acquisitions and Divestiture), the Divestiture was completed and Natus paid an aggregate purchase price of $46.4 million. Revenues related to the Divestiture included in the Company's financial results for the three and six month periods ended June 30, 2017 were 9.2 million and 17.3 million, respectively.

Clinical and Product Development Activities

We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In 2017, we introduced seven new regenerative technology products, including new sizes of PriMatrix® and OmniGraft®, and our largest electromechanical product, the CUSA® Clarity. In the second quarter of 2018, we launched the CUSA Clarity platform in Japan. Our R&D pipeline for 2018 continues to progress, including the launches of AmnioExcel Plus and our Integra XT ankle revision system. We continue to work on advanced shoulder products and are developing a pyrocarbon hemishoulder product to add to our orthopedic reconstruction portfolio, and also remain on track to launch later this year the Panta II, a new fusion nail used in ankle fixation. In our electromechanical technologies portfolio, we are focused on the development of core clinical applications and anticipate a steady flow of product launches in late 2018 and early 2019, including the introduction of a new electrosurgery generator, a next generation ICP monitor platform and an innovative customer-centric toolkit for our Certas valve along with additional shunt configurations. We also work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense and invest in ongoing development, such as in LED technology.

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

In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue based products fall into the high-risk category. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. Although the Company continues to disagree with the FDA’s position, the Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue based products.

Revenues from BioD morselized amniotic membrane based products for the six months ended June 30, 2018 were less than 1.0% of consolidated revenues.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2018 was $11.4 million, or $0.14 per diluted share, as compared to $10.8 million or $0.14 per diluted share for the three months ended June 30, 2017.
Net income for the six months ended June 30, 2018 was $22.4 million, or $0.27 per diluted share, as compared to $17.2 million or $0.22 per diluted share for the six months ended June 30, 2017.

The increase from the same period last year resulted from higher sales and better operating expense leverage. Costs and expenses increased sequentially as new employees, especially in selling and general administrative functions, joined the Company and from higher operating and integration expenses associated with the business that we acquired.
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Acquisition and integration-related charges	$23,697	$23,698	$52,583	$44,015
Global ERP implementation charges	—	834	$—	$3,261
Structural optimization charges	6,947	1,806	8,550	3,392
Certain employee severance charges	—	—	—	125
Discontinued product lines charges	—	—	—	1,025
Litigation matters	1,502	—	1,502	—
Total	$32,146	$26,338	$62,635	$51,818

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of goods sold	$6,636	$2,861	$19,928	$5,426
Selling, general and administrative	24,719	21,214	41,916	44,129
Interest expense	791	—	791	—
Other expense	—	2,263	—	2,263
Total	$32,146	$26,338	$62,635	$51,818

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
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, assessing the objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and valuation of Integra.

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$239,504	$159,857	$475,619	$316,147
Orthopedics & Tissue Technologies	126,686	122,307	247,653	224,654
Total revenue	366,190	282,164	723,272	540,801
Cost of goods sold	137,565	98,998	281,787	185,583
Gross margin on total revenues	$228,625	$183,166	$441,485	$355,218
Gross margin as a percentage of total revenues	62.4%	64.9%	61.0%	65.7%

Three Months Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017
Revenues and Gross Margin
For the three months ended June 30, 2018, total revenues increased by $84.0 million to $366.2 million from $282.2 million for the same period in 2017. Domestic revenues increased $40.4 million, or 18.4%, to $259.7 million and were 71% of total revenues for the three months ended June 30, 2018. International revenues increased by $43.6 million to $106.5 million for the three months ended June 30, 2018 compared to $62.9 million during the same period in the prior year. The increase resulted from sales from products acquired as part of the Codman Neurosurgery acquisition of $79.2 million, $2.6 million favorable impact of foreign exchange as well as growth in both segments of $11.4 million, offset by $9.2 million of revenue from the divested products in 2017.
Codman Specialty Surgical revenues were $239.5 million, an increase of 49.8% from the prior-year period. The increase resulted from revenues from Codman Neurosurgery of $79.2 million. Growth in our legacy Neurosurgery portfolio was primarily driven by our CUSA capital and disposables. Additionally Dural Repair achieved single digit growth driven by DuraSeal in the U.S. compared to the same period last year. Precision Tools and Instruments were primarily flat compared to the same period last year with strength in acute instruments offset by a decline in cranial stabilization.
Orthopedics and Tissue Technologies revenues were $126.7 million, an increase of 3.6% from the prior-year period. In our Wound Reconstruction and Care portfolio, sales of our Integra skin products, PriMatrix, amniotic tissues and nerve products all increased high-single or low double-digits. Private Label declined mid-single digits due to a large order that occurred in the second quarter of 2017. In our Extremity Orthopedics business, sales declined approximately low single digits driven by a decline in our lower fixation portfolio. This decline was offset by revenue growth from our ankle arthoplasty products in the mid-single digits and shoulder arthroplasty products in the double digits.
Gross margin increased to $228.6 million for the three-month period ended June 30, 2018, an increase of $45.4 million from $183.2 million for the same period last year. Gross margin as a percentage of total revenue decreased to 62.4% for the second quarter of 2018 from 64.9% in the same period last year. The decrease in gross margin percentage resulted primarily from dilution related to product sales from the Codman Neurosurgery acquisitions that have lower margins than the average for the Company's other product lines. Additionally, there were higher net costs in the quarter associated with fair value inventory purchase accounting adjustments and amortization for technology-based intangible assets recorded in connection with the acquisitions.
We expect our consolidated gross margin percentage for the full year 2018 to be approximately 61.5% to 62.5%.
Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2018	2017
Research and development	5.2%	5.6%
Selling, general and administrative	48.2%	51.4%
Intangible asset amortization	1.4%	1.9%
Total operating expenses	54.8%	58.9%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $34.8 million, or 20.9%, to $201.0 million in the three months ended June 30, 2018, compared to $166.2 million in the same period last year.

Research and development expenses in the second quarter of 2018 increased by $3.4 million to $19.1 million compared to $15.7 million in the same period last year, primarily from the Codman Acquisition. We expect full-year 2018 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the second quarter of 2018 increased by $31.6 million to $176.6 million compared to $145.0 million in the same period last year. Selling and marketing expenses increased by $19.2 million compared to the first quarter last year resulting primarily from selling and marketing expenses of Codman Acquisition and additional investments in adding direct sales representatives and distributors. We also paid higher commissions resulting from the increase in revenues. General and administrative costs increased by $12.4 million, resulting from additional operating expenses resulting from the Codman Neurosurgery acquisition. We expect full-year selling, general and administrative expenses to be approximately 45.0% to 47.0% of revenue in 2018.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Interest income	$174	$64
Interest expense	(17,504)	(6,181)
Other income (expense), net	2,427	(2,866)

Interest Income and Interest Expense
Interest expense in the three months ended June 30, 2018 increased by $11.3 million, primarily resulting from the higher outstanding balance on our Senior Credit Facility for the period compared to the same period in 2017 to fund the acquisitions of Codman Neurosurgery and amortization of capitalized financing costs recorded in the fourth quarter of 2017. The weighted average interest rate for three months ended June 30, 2018 increased to 3.7% compared to 2.6% for the same period in the prior year mainly because of increases in our consolidated leverage ratio and the LIBOR rate. The second quarter of the 2018 includes a $0.8 million write-off of previously capitalized financing costs associated with the May 2018 Amendment.
Interest income was negligible for the three months ended June 30, 2018 and 2017.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2018 increased by $5.3 million compared to the same period last year. Other income for the second quarter of 2018 was primarily driven by a $1.9 million gain from cross-currency swaps. The second quarter of 2017 includes a $2.3 million loss on a sale of short term investments. Other income (expense), net includes the impact of transactional foreign exchanges gains and losses.
Income Taxes

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Income before income taxes	$12,731	$8,002
Income tax expense (benefit)	1,355	(2,833)
Effective tax rate	10.6%	(35.4)%

On December 22, 2017, the Tax Cuts and Jobs Act ( the "2017 Tax Act") was enacted, which reduced the federal statutory rate from 35% to 21%. The Company’s effective income tax rates for the three months ended June 30, 2018 and 2017 were 10.6% and (35.4)%, respectively. For the three months ended June 30, 2018, the primary drivers of the change in our tax rate are higher income before income taxes compared to the same period in 2017 and inclusion of the new GILTI provisions and other tax reform-related changes offset by the reduction in the federal statutory tax rate from 35% to 21%. The three months ended June 30, 2017 included an additional tax benefit of $4.1 million related to share-based compensation, when compared to the same period in 2018.

The Company expects its effective income tax rate for the full year to be approximately 6.1%, mainly from lower income before taxes resulting from acquisition-related expenses and from benefits from stock-based compensation, Federal research credit benefits, and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the twelve months ended December 31, 2017. The Company has not recognized adjustments related to these provisional amounts during the six-month period ended June 30, 2018.

The Company has recognized the provisions of the 2017 Tax Act which became effective during the three months ended March 31, 2018 and included GILTI provisions and provisions involving limitations to the deductibility of executive compensation, interest expense, and certain employee fringe benefits. The ultimate impact may differ from these provisional amounts, possibly materially, because of, among other things, additional analysis, changes in interpretations and assumptions made by the Company, additional regulatory guidance that may be issued and actions that the Company may take as a result of the 2017 Tax Act.

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

Revenues and Gross Margin
For the six months ended June 30, 2018, total revenues increased by $182.5 million to $723.3 million from $540.8 million during the prior-year period. Domestic revenues increased $88.3 million, or 21.0%, to $508.6 million and were 70% of total revenues. International revenues increased by $94.2 million to $214.6 million for the six months ended June 30, 2018 compared to $120.4 million during the same period in the prior year. The increase resulted from sales from products acquired as part of the Codman Neurosurgery acquisition of $157.1 million, $7.5 million favorable impact of foreign exchange as well as growth in both segments of $35.2 million which includes six months of Derma Sciences revenue in 2018, offset by $17.3 million of revenue from the divested products in 2017.
Codman Specialty Surgical revenues were $475.6 million, an increase of 50.4% from the prior-year period. The the increase resulted from sales from products acquired as part of the Codman Neurosurgery acquisition of $157.1 million. Growth in our legacy Neurosurgery portfolio was primarily driven by our CUSA capital and disposables. Precision Tools and Instruments increased low-single digits primarily driven by strength in acute instruments.
Orthopedics and Tissue Technologies revenues were $247.7 million, an increase of 10.2% from the prior-year period. In our Wound Reconstruction and Care portfolio, sales of our integra skin products, PriMatrix, and amniotic tissues all increased high-single or low-double digits. In our Extremity Orthopedics business, sales declined low single digits driven by a decline in our lower fixation portfolio partially offset by growth in our ankle arthoplasty and shoulder arthoplasty products.
Gross margin increased to $441.5 million for the six-month period ended June 30, 2018, up from $355.2 million for the same period last year. Gross margin as a percentage of total revenue decreased to 61.0% for the year to date period from 65.7% for the same period last year. The decrease in gross margin percentage resulted primarily from dilution related to product sales from the Codman Neurosurgery acquisition that have lower margins than the average for the Company's other product lines. Additionally, there were higher net costs associated with fair value inventory purchase accounting adjustments and amortization for technology-based intangible assets recorded in connection with the Codman Neurosurgery acquisition.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2018	2017
Research and development	5.2%	5.8%
Selling, general and administrative	47.0%	53.2%
Intangible asset amortization	1.5%	1.8%
Total operating expenses	53.7%	60.8%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $60.0 million, or 18.3%, to $388.3 million for the first six months of 2018, compared to $328.3 million in the same period last year.
Research and development expenses in the first six months of 2018 increased approximately $6.2 million to $37.4 million compared to $31.2 million, primarily from the Codman Neurosurgery acquisition.

Selling, general and administrative expenses in the first six months of 2018 increased by $52.7 million to $340.2 million compared to $287.5 million in the same period last year. Selling and marketing expenses increased by $41.8 million, primarily from selling and marketing expenses of the acquired Codman Neurosurgery business and investments in connection with the addition of direct sales representatives and distributors. We also paid higher commissions resulting from the increase in revenues. General and administrative costs increased by $10.9 million primarily from additional operating expenses resulting from the Codman Neurosurgery acquisition.
Amortization expense in the first six months of 2018 increased by $1.2 million to $10.7 million, compared to $9.5 million in the same period last year. Amortization expense in the first six months of 2018 reflects the increase in intangibles due to the acquisitions in 2017.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Interest income	$250	$71
Interest expense	(36,272)	(11,312)
Other income (expense), net	4,672	(2,956)

Interest Income and Interest Expense
Interest expense in the six-month period ended June 30, 2018 increased by $25.0 million primarily resulting from the higher outstanding balance on our Senior Credit Facility for the period compared to the same period in 2017 to fund the acquisitions of Codman Neurosurgery and amortization of capitalized financing costs recorded in the fourth quarter of 2017. The weighted average interest rate for six months ended June 30, 2018 increased to 3.7% compared to 2.6% for the same period in the prior year mainly because of increases in our consolidated leverage ratio and the LIBOR rate. The second quarter of 2018 includes a $0.8 million write-off of previously capitalized financing costs associated with the May 2018 Amendment.
Interest income was negligible for the six months ended June 30, 2018 and 2017.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2018 increased by $7.6 million compared to the same period last year. Other income for the first half of 2018 was primarily driven by a $3.8 million gain from cross-currency swaps. The first half of 2017 includes a $2.3 million loss on a sale of short term investments. Other income (expense), net includes the impact of transactional foreign exchanges gains and losses.
Income Taxes

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Income before income taxes	$21,863	$12,748
Income tax (benefit) expense	(505)	(4,482)
Effective tax rate	(2.3)%	(35.2)%

The Company's effective income tax rates for the six months ended June 30, 2018 and 2017 were (2.3)% and (35.2)%, respectively.
For the six months ended June 30, 2018, the primary drivers of the higher tax rate are higher income before income taxes compared to the same period in 2017 and the inclusion of the new GILTI provisions and other tax reform-related changes, offset by the reduction in the federal statutory rate from 35% to 21%. The six months ended June 30, 2017 included an additional tax benefit of $4.0 million related to share-based compensation, when compared to the same period in 2018.

The Company expects its effective income tax rate for the full year to be approximately 6.1%, mainly from lower income before taxes resulting from acquisition-related expenses and benefits from stock-based compensation, Federal research credit benefits, and the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
United States	$259,711	$219,266	$508,639	$420,363
Europe	51,405	32,499	103,178	61,315
Asia Pacific	35,497	15,565	71,282	31,653
Rest of World	19,577	14,834	40,173	27,470
Total Revenues	$366,190	$282,164	$723,272	$540,801
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
Domestic revenues increased to $259.7 million, or 71% of total revenues, for the three months ended June 30, 2018 from $219.3 million, or 78% of total revenues. The Codman Neurosurgery acquisitions accounted for $37.1 million of the increase in domestic revenues. Additionally, growth in domestic revenues was driven by CUSA capital and disposables, DuraSeal, Integra skin, amniotic tissues, and PriMatrix. European sales increased by $18.9 million for the three months ended June 30, 2018 compared to the same period last year, resulting primarily from $18.3 million related to the Codman Neurosurgery acquisition as well as an increase in revenues from our regenerative technologies portfolio and CUSA disposables. Sales to customers in Asia Pacific and the Rest of the World for the three months ended June 30, 2018 increased by $24.7 million compared to the same period last year. The Codman Neurosurgery acquisition accounted for $23.7 million of the increase. Foreign exchange fluctuations on international revenues had a favorable impact of $2.6 million on revenues for the three ended June 30, 2018 compared to the same period in 2017.
Domestic revenues increased to $508.6 million, or 70% of total revenues, for the six months ended June 30, 2018 from $420.4 million, or 78% of total revenues. The Codman Neurosurgery acquisitions accounted for $72.7 million of the increase in domestic revenues. Additionally, growth in domestic revenues was driven by CUSA capital and disposables, DuraSeal, Integra skin, amniotic tissues, and PriMatrix. European sales increased by $41.9 million for the six months ended June 30, 2018 compared to the same period last year, resulting primarily from $36.6 million related to the Codman Neurosurgery acquisition as well as an increase in revenues from our regenerative technologies portfolio and CUSA disposables. Sales to customers in Asia Pacific and the Rest of the World for the six months ended June 30, 2018 increased by $52.3 million compared to the same period last year. The Codman Neurosurgery acquisition accounted for $47.8 million of the increase. Foreign exchange fluctuations on international revenues had a favorable impact of $7.5 million on revenues for the six months ended June 30, 2018 compared to the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $183.8 million and $174.9 million at June 30, 2018 and December 31, 2017, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2018, our non-U.S. subsidiaries held approximately $171.5 million of cash and cash equivalents that are available for use outside the U.S. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the U.S., or used for operations, certain amounts could be subject to tax in the U. S. for the incremental amount in excess of the foreign tax paid.
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
Cash Flows

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$77,744	$57,753
Net cash used in investing activities	(8,032)	(230,660)
Net cash (used in) provided by financing activities	(56,978)	218,363
Effect of exchange rate fluctuations on cash	(3,898)	7,089

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
Cash Flows Provided by Operating Activities
We generated operating cash flows of $77.7 million for the six months ended June 30, 2018, an increase of $19.9 million from $57.8 million for the same period in 2017. Net income after non-cash adjustments increased for the six months ended June 30, 2018 by approximately $20.9 million compared to the same period in 2017, which resulted primarily from the Codman Neurosurgery acquisition in 2017. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $13.1 million for the six months ended June 30, 2018 compared to a decrease of $12.2 million for the same period in 2017.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2018, we paid $35.4 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We received $26.7 million from the Codman Neurosurgery acquisition for a working capital adjustment.
During the six months ended June 30, 2017, we paid $22.0 million for capital expenditures, most of which were directed to our global enterprise system implementation and commercial expansion. We also used $225.7 million for acquisitions, net of cash acquired. We received $17.0 million from sale of short-term investments acquired from Derma Sciences.
Cash Flows Provided by (Used in) Financing Activities
Our principal sources of cash from financing activities in the six months ended June 30, 2018 were $349.6 million from the issuance of common stock and $50.0 million in borrowings under our Senior Credit Facility. These were offset by repayments of $415.0 million on the revolving portion of our Senior Credit Facility and $33.8 million in net cash paid for financing liabilities from business acquisitions.
Our principal source of cash from financing activities in the six months ended June 30, 2017 was a $245.0 million borrowing under our Senior Credit Facility used to acquire Derma Sciences, offset by repayments of $30.0 million on the revolving portion of our Senior Credit Facility.
Upcoming Debt Maturities

There are no upcoming debt maturities over the next twelve months.
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

The Company has not repurchased any shares of common stock under these authorizations through June 30, 2018.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the foreseeable future. There is no portion of the Senior Credit Facility payable within the next twelve-month period. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities.
Off-Balance Sheet Arrangements
The Company has no off–balance sheet arrangements during the six months ended June 30, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of June 30, 2018, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2018	2019-2020	2021-2022	Thereafter
	(In millions)
Revolving Credit Facility (1)	$590.0	$—	$—	$—	$590.0
Term Loan	900.0	—	67.5	123.7	708.8
Interest (2)	147.2	16.7	64.7	57.0	8.8
Employment Agreements (3)	2.3	0.5	1.8	—	—
Operating Leases	156.0	7.2	22.1	17.1	109.6
Contingent Consideration - Confluent	5.0	5.0	—	—	—
Purchase Obligations	11.4	10.0	1.4	—	—
Other	13.0	7.1	1.0	1.2	3.7
Total	$1,824.9	$46.5	$158.5	$199.0	$1,420.9

(1)
The Company may borrow and make payments against the revolving credit portion of its Senior Credit Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

(2)
Interest is calculated on the term loan portion of the Senior Credit Facility based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(3)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
The Company has excluded its contingent consideration obligation, supply agreement liability and above market supply agreement liability related to prior acquisitions from the contractual obligations table above; these liabilities had a total estimated fair value of $0.3 million at June 30, 2018. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.4 million at June 30, 2018. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2018 would increase interest income by approximately $1.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
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
Based on our outstanding borrowings at June 30, 2018, a one-percentage point change in interest rates would affect interest expense on the debt by $5.9 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TEI

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of July 16, 2018, only nine active cases remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved $2.95 million of the $3.0 million; the remainder represents TEI’s deductible which has already been paid). Because the thrust of the products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify the Company for up to three years after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of July 26, 2018, no indemnification payments were received nor owed in relation to the lawsuits for the indemnification time period.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As disclosed and described in Note 2 - Business Acquisition, to the Company's consolidated financial statements for the three months ended June 30, 2018, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in the Company's risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We are exposed to a variety of risks relating to our international sales and operations~~.~~

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

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the British government began negotiating the terms of the U.K.’s future relationship with the EU. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and EU countries and increased regulatory complexities.
From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries.  Recently, the U.S. and China have imposed tariffs on products imported into their respective countries. While we currently do not anticipate that these tariffs will have a material impact on our business, the list of items subject to these tariffs could change and it is possible that they could adversely impact our supply chain costs or our ability to sell certain of our products in China.  More generally, additional tariffs or other trade barriers imposed by the U.S. or other countries could materially and adversely affect our operations and financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the six months ended June 30, 2018.

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on July 26, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 26, 2018
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2018
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2018
Jeffrey A. Mosebrook
Vice President, Corporate Controller
(Principal Accounting Officer)

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on July 26, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.