Form 10-Q
period 2018-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2018-11-01
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 30, 2018 was 85,179,535.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue, net	$365,854	$278,834	$1,089,126	$819,634
Costs and expenses:
Cost of goods sold	143,245	101,757	425,032	287,340
Research and development	20,309	15,034	57,742	46,275
Selling, general and administrative	173,355	145,945	513,518	433,457
Intangible asset amortization	5,268	5,456	15,944	14,976
Total costs and expenses	342,177	268,192	1,012,236	782,048
Operating income	23,677	10,642	76,890	37,586
Interest income	75	89	325	160
Interest expense	(14,478)	(6,761)	(50,750)	(18,073)
Other income (expense), net	1,750	(735)	6,422	(3,691)
Income before income taxes	11,024	3,235	32,887	15,982
Income tax (benefit) expense	(2,271)	76	(2,776)	(4,406)
Net income	$13,295	$3,159	$35,663	$20,388

Net income per share
Basic	$0.16	$0.04	$0.43	$0.27
Diluted	$0.15	$0.04	$0.43	$0.26

Weighted average common shares outstanding (See Note 12):
Basic	85,193	78,186	82,058	76,387
Diluted	86,299	79,455	83,142	78,973
Comprehensive income (See Note 13)	$12,330	$13,534	$33,731	$53,759

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$205,991	$174,935
Trade accounts receivable, net of allowances of $3,897 and $8,882	248,738	251,799
Inventories, net	290,846	296,332
Prepaid expenses and other current assets	82,408	99,080
Total current assets	827,983	822,146
Property, plant and equipment, net	287,000	269,251
Intangible assets, net	1,097,259	1,159,627
Goodwill	926,369	937,905
Deferred tax assets, net	7,234	6,250
Other assets	32,797	16,078
Total assets	$3,178,642	$3,211,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of borrowings under senior credit facility	$11,250	$60,000
Accounts payable, trade	86,380	93,967
Accrued compensation	71,393	73,392
Short-term portion of contingent consideration	5,000	22,793
Accrued expenses and other current liabilities	84,317	98,759
Total current liabilities	258,340	348,911
Long-term borrowings under senior credit facility	1,421,001	1,781,142
Deferred tax liabilities	72,997	65,130
Other liabilities	61,223	53,768
Total liabilities	1,813,561	2,248,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 88,016 and 81,306 issued at September 30, 2018 and December 31, 2017, respectively	880	813
Additional paid-in capital	1,187,963	821,758
Treasury stock, at cost; 2,883 shares and 2,912 shares at September 30, 2018 and December 31, 2017, respectively	(120,727)	(121,644)
Accumulated other comprehensive loss	(26,271)	(23,807)
Retained earnings	323,236	285,186
Total stockholders’ equity	1,365,081	962,306
Total liabilities and stockholders’ equity	$3,178,642	$3,211,257

The accompanying unaudited notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$35,663	$20,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,053	62,281
Non-cash impairment charges	4,941	3,290
Deferred income tax	789	(935)
Amortization of debt issuance costs	4,953	1,178
Realized loss on sale of short-term investment	—	2,287
Loss on disposal of property and equipment	969	443
Change in fair value of contingent consideration and other	1,214	(2,773)
Share-based compensation	15,786	16,359
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	1,180	(9,861)
Inventories	(3,441)	(862)
Prepaid expenses and other current assets	3,432	(14,691)
Other non-current assets	(1,397)	(1,977)
Accounts payable, accrued expenses and other current liabilities	9,418	24,021
Deferred revenue	(111)	1,405
Other non-current liabilities	546	2,442
Net cash provided by operating activities	156,995	102,995
INVESTING ACTIVITIES:
Purchases of property and equipment	(52,056)	(29,806)
Proceeds from sale of short-term investments	—	16,951
Proceeds from note receivable	679	483
Proceeds from sale of property and equipment	298	157
Cash provided by (used in) business acquisitions	26,704	(225,552)
Net cash used in investing activities	(24,375)	(237,767)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	50,000	571,383
Repayments under senior credit facility	(460,000)	(65,000)
Payment of debt issuance costs	(4,388)	—
Proceeds from the issuance of common stock, net of issuance costs	349,590	—
Net cash paid for financing liabilities from business acquisitions	(33,843)	(4,661)
Proceeds from exercised stock options	9,239	9,774
Cash taxes paid in net equity settlement	(7,415)	(6,763)
Net cash (used in) provided by financing activities	(96,817)	504,733
Effect of exchange rate changes on cash and cash equivalents	(4,747)	9,927
Net increase in cash and cash equivalents	31,056	379,888
Cash and cash equivalents at beginning of period	174,935	102,055
Cash and cash equivalents at end of period	$205,991	$481,943

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2018	81,306	$813	(2,912)	$(121,644)	$821,758	$(23,807)	$285,186	$962,306
Net income	—	—	—	—	—	—	10,992	10,992
Adoption of ASC 606	—	—	—	—	—	—	1,854	1,854
Other comprehensive income (loss), net of tax	—	—	—	—	—	22,144	(532)	21,612
Issuance of common stock	297	3	—	—	3,107	—	—	3,110
Issuance of common stock through employee stock purchase plan	—	—	—	—	553	—	—	553
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	108	1	22	910	(7,643)	—	—	(6,732)
Share-based compensation	—	—	—	—	4,745	—	—	4,745
Balance, March 31, 2018	81,711	$817	(2,890)	$(120,734)	$822,520	$(1,663)	$297,500	$998,440
Net income	—	—	—	—	—	—	11,376	11,376
Other comprehensive income (loss), net of tax	—	—	—	—	—	(23,643)	1,065	(22,578)
Issuance of common stock	39	—	—	—	65	—	—	65
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	(16)	—	—	2	(469)	—	—	(467)
Share-based compensation	—	—	—	—	5,471	—	—	5,471
Equity offering	6,038	60	—	—	349,538	—	—	349,598
Balance, June 30, 2018	87,772	$877	(2,890)	$(120,732)	$1,177,125	$(25,306)	$309,941	$1,341,905
Net income	—	—	—	—	—	—	13,295	13,295
Other comprehensive income (loss), net of tax	—	—	—	—	—	(965)	—	(965)
Issuance of common stock	261	3	—	—	5,499			5,502
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	(17)	—	7	5	(220)	—	—	(215)
Share-based compensation	—	—	—	—	5,559	—	—	5,559
Balance, September 30, 2018	88,016	$880	(2,883)	$(120,727)	$1,187,963	$(26,271)	$323,236	$1,365,081

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30, 2017
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2017	77,666	$777	(2,946)	$(123,051)	$798,652	$(57,154)	$220,443	$839,667
Net income	—	—	—	—	—	—	6,394	6,394
Other comprehensive income (loss), net of tax	—	—	—	—	—	5,701	—	5,701
Issuance of common stock	132	1	—	—	—	—	—	$1
Issuance of common stock through employee stock purchase plan	12	—	—	—	509	—	—	$509
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	161	1	—	—	(5,471)	—	—	(5,470)
Exercise of warrants	214	$3	—	$—	$(2)	$—	$—	$1
Share-based compensation	—	—	—	—	5,688	—	—	5,688
Balance, March 31, 2017	78,185	$782	(2,946)	$(123,051)	$799,376	$(51,453)	$226,837	$852,491
Net income	—	—	—	—	—	—	10,835	10,835
Other comprehensive income (loss), net of tax	—	—	—	—	—	17,295	—	17,295
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	498	5	25	1,037	7,196	—	—	8,238
Exercise of warrants	1,680	17	—	—	(17)	—	—	—
Share-based compensation	—	—	—	—	5,695	—	—	5,695
Balance, June 30, 2017	80,363	$804	(2,921)	$(122,014)	$812,250	$(34,158)	$237,672	$894,554
Net income	—	—	—	—	—	—	3,159	3,159
Other comprehensive income (loss), net of tax	—	—	—	—	—	10,375	—	10,375
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	(8)	1	5	198	(470)	—	—	(271)
Exercise of warrants	946	8	—	—	(10)	—	—	(2)
Share-based compensation	—	—	—	—	5,301	—	—	5,301
Balance, September 30, 2017	81,301	$813	(2,916)	$(121,816)	$817,071	$(23,783)	$240,831	$913,116

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
In the opinion of management, the September 30, 2018 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year.
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
Equity Offering
In May 2018, the Company commenced and closed on a public offering of common stock. The Company issued 6.0 million shares of common stock and received total proceeds, net of underwriting fees and offering expenses, of approximately $349.6 million. The net proceeds from the offering were used to reduce outstanding borrowings under the revolving credit portion of the Company's Senior Credit Facility.
Recently Issued Accounting Standards
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2017. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method. See Note 3, Revenues from Contracts with Customers, for further details.
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). Under current accounting guidance, an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of its leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition. Early adoption is permitted. While the Company has not yet completed its assessment, the adoption of this guidance could have a material impact on the Company's financial position.
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt ASU 2017-12 effective January 1, 2017 using the modified retrospective method. The implementation of the amended guidance did not have a significant impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act (as defined in Note 11, Income Taxes). This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt the ASU 2018-02 effective January 1, 2018, which resulted in the reclassification of $0.5 million from accumulated other comprehensive loss to retained earnings related to a net unrealized loss on cash flow hedges.

In July 2018, the FASB issued ASU Number 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to the Codification within various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018, and some amendments in this update do not require transition guidance and are effective upon issuance of this update. The Company will adopt amendments as they become applicable and has determined that the impact of these improvements will not be material to its consolidated financial condition and results of operations.

In July 2018, the FASB issued ASU Number 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU Number 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU Number 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. These updates will be adopted concurrently with ASU Number 2016-02. While the Company has not yet completed its assessment, the adoption of this guidance could have a material impact on the Company's financial position.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements related to fair value measurements in Topic 820, Fair Value Measurement, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and modifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-13 on October 1, 2018. The adoption is not expected to have a material impact on the Condensed and Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The adoption is not expected to have a material impact on the Condensed and Consolidated Financial Statements.
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
The Codman Acquisition was accounted for using the acquisition method of business combination under ASC 805, Business Combinations. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the third quarter of 2018, the Company completed the purchase accounting for the Codman Acquisition.
The Company recorded revenue for Codman Neurosurgery of approximately $78.9 million and $236.0 million in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects measurement period adjustments subsequent to the acquisition date:

	Final Valuation	Weighted Average Life
	(Dollars in thousands)
Inventory	$74,962
Assets held for sale	30,813
Other current assets	8,202
Property, plant and equipment	41,339
Intangible assets:
Codman corporate trade name	162,900	Indefinite
Completed technology	375,200	22 years
Goodwill	342,322
Total assets acquired	1,035,738
Accrued expenses	1,730
Pension liabilities	19,917
Net assets acquired	$1,014,091
During the first three quarters of 2018, the Company received cash of $26.7 million from Depuy Synthes related to working capital adjustments, which was recorded within investing activities on the consolidated statements of cash flows.
The Company recorded measurement period adjustments to goodwill totaling $4.0 million. During the first half of 2018, the Company adjusted goodwill by $3.2 million because of working capital adjustments of $6.2 million that were offset by inventory adjustments of $3.0 million. During the third quarter 2018, the Company adjusted goodwill by $0.8 million after finalizing the valuation step up of property, plant and equipment of $5.5 million. The adjustment for property, plant and equipment was offset by completed technology intangible asset adjustments of $4.7 million.
During the first three quarters of 2018, the Company paid $15.9 million for inventory that was included in the initial purchase accounting. The payment was included within financing activities on the consolidated statements of cash flows.
The Company recorded $2.8 million and $17.3 million in cost of goods sold related to fair value inventory purchase accounting adjustments for the three and nine months ended September 30, 2018.
Goodwill related to the Codman Acquisition was allocated to the Codman Specialty Surgical segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of this acquisition is generally deductible for income tax purposes.

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
The Divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method. In the fourth quarter of 2017, the Company recognized a pretax gain on sale of business of $2.6 million included in other income, net in its consolidated statement of operations for the year ended December 31, 2017.
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
The Derma Sciences acquisition was accounted for using the acquisition method of business combination under ASC 805, Business Combinations. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects purchase accounting adjustments subsequent to the acquisition date:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Final Valuation
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
Goodwill related to the Derma Sciences acquisition was allocated to the Orthopedics and Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of this acquisition is not deductible for income tax purposes. During the first quarter of 2018, the Company completed its purchase accounting of Derma Sciences.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

United States Food and Drug Administration ("FDA") Untitled Letter
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane-based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently, the Company, has been in discussions with the FDA to communicate its disagreement with the FDA’s assertion that certain products do not fall within the HCT/Ps. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361.

In November 2017, the FDA issued its final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue based products fall into the high-risk category. Nonetheless, the Company can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its amniotic membrane tissue-based products. Revenues from BioD morselized amniotic material based products for the three and nine months ended September 30, 2018 and 2017 were less than 1.0% of consolidated revenues.

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

At the date of the acquisition, net sales used in estimating the BioD Earnout Payments was based on the weighted average of different possible scenarios using a revenue volatility of 13.5%. The BioD Earnout Payments were valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payments is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million. In August 2017, the Company paid $4.8 million for the twelve-month period ending June 30, 2017 component of the BioD Earnout Payments. The Company made no additional payments after the final earn out period. As of December 31, 2017, the estimated fair value of the BioD Earnout Payments was $0.3 million.
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
At the date of the acquisition, the net sales used in estimating the Medihoney Earnout Payments were based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payments were valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payments is $5.0 million. During the second

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

quarter of 2018, the Company paid $2.0 million for the Medihoney Earnout Payment. The estimated fair value as of September 30, 2018 was $0.2 million. The estimated fair value as of February 24, 2017 and December 31, 2017 was $1.4 million.
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
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2017 as if the acquisitions of Codman Neurosurgery and Derma Sciences and the divestiture to Natus, which were completed by the Company during 2017, had been completed as of the beginning of 2016. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in interest expense, depreciation expenses, intangible asset amortization and inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in a post-acquisition period, which includes $2.9 million incurred by Derma Sciences prior to the acquisition and $2.4 million and $14.4 million incurred by Integra, for the three and nine months ended September 30, 2017, and (iii) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
	(In thousands, except per share amounts)
Total revenue	$352,351	$1,059,889
Net income	$1,385	$24,064
Basic income per share	$0.02	$0.32

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
Revenues from sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. For product sales, invoices are generally issued upon the transfer of control (or upon the completion of the manufacturing in the case of the private label transactions recognized over time) and are typically payable 30 days after the invoice date. The Company performs a review of each specific customer's creditworthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers' creditworthiness prospectively.
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
The following table summarized the changes in the contract asset and liability balances for the nine months ended September 30, 2018:

Contract Asset
Contract asset, January 1, 2018	$3,552
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(3,552)
Contract asset, net of transferred to trade receivables on contracts during the period	3,068
Contract asset, September 30, 2018	$3,068

Contract Liability
Contract liability, January 1, 2018	$11,059
Recognition of revenue included in beginning of year contract liability	(4,356)
Contract liability, net of revenue recognized on contracts during the period	4,259
Foreign currency translation	(30)
Contract liability, September 30, 2018	$10,932
At September 30, 2018, the short-term portion of the contract liability of $3.6 million and the long-term portion of $7.3 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of September 30, 2018, the Company is expected to recognize revenue of approximately $1.1 million for the remainder of 2018, $2.8 million in 2019, $2.1 million in 2020, $1.3 million in 2021, $0.8 million in 2022, and $2.8 million thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2018 (amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(amounts in thousands)
Neurosurgery	$171,680	95,887	$509,166	276,574
Precision Tools and Instruments	67,355	$68,873	205,488	$204,333
Total Codman Specialty Surgical	239,035	164,760	714,654	480,907

Wound Reconstruction and Care	78,290	69,667	225,003	194,177
Extremity Orthopedics	22,706	22,912	71,244	71,193
Private Label	25,823	21,495	78,225	73,357
Total Orthopedics and Tissue Technologies	126,819	114,074	374,472	338,727
Total revenue	$365,854	$278,834	$1,089,126	$819,634

See Note 14, Segment and Geographical Information, for details of revenues based on the location of the customer.
Effect of Adoption of ASC Topic 606
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to all contracts which were not completed as of January 1, 2018. Results of operations for the reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition.
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
The impact of adoption of Topic 606 to the Company's consolidated statement of operations for the three and nine months ended September 30, 2018 was as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Reported	Excluding Impact of Topic 606	As Reported	Excluding Impact of Topic 606
	(Amounts in thousands)
Statement of Operations
Total revenue, net	$365,854	$368,990	$1,089,126	$1,089,153
Cost of goods sold	143,245	143,918	425,032	424,969
Income tax benefit	(2,271)	(1,092)	(2,776)	(2,754)
Net income	13,295	14,579	35,663	35,731
The adoption of Topic 606 had no significant impact on the Company's consolidated balance sheet as of September 30, 2018.

4. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Finished goods	$183,669	$190,100
Work in process	51,933	58,637
Raw materials	55,244	47,595
	$290,846	$296,332

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2018 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2017	$634,767	$303,138	$937,905
Codman acquisition measurement period adjustments	(3,964)	—	(3,964)
Foreign currency translation	(5,114)	(2,458)	(7,572)
Goodwill at September 30, 2018	$625,689	$300,680	$926,369

The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$855,799	$(156,157)	$699,642
Customer relationships	13 years	232,083	(102,618)	129,465
Trademarks/brand names	28 years	104,347	(24,903)	79,444
Codman trade name	Indefinite	162,900	—	162,900
Supplier relationships	27 years	34,721	(16,162)	18,559
All other	4 years	11,019	(3,770)	7,249
		$1,400,869	$(303,610)	$1,097,259

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$869,174	$(124,096)	$745,078
Customer relationships	13 years	233,430	(91,961)	141,469
Trademarks/brand names	28 years	104,879	(22,293)	82,586
Codman trade name	Indefinite	162,900	—	162,900
Supplier relationships	27 years	34,721	(15,092)	19,629
All other	4 years	11,511	(3,546)	7,965
		$1,416,615	$(256,988)	$1,159,627

Goodwill and Intangible Assets with Indefinite Lives

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the third quarter in accordance with ASC Topic 350. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test.

For goodwill, the Company elected to bypass the qualitative assessment for its three reporting units and perform a quantitative test during the third quarter of 2018. In performing this test, the Company utilized a discount rate of 9.0%. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Based on the results of this quantitative test, the Company recorded no impairment of goodwill.

For intangible assets with indefinite lives, the Company elected to bypass the qualitative assessment for its Codman Tradename intangible asset and perform a quantitative test during the third quarter 2018. In performing this test, the Company utilized a discount rate of 13.0%. The assumptions used in evaluating the Codman Tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman Tradename intangible asset.

Definite Lived Intangible Assets

Product rights and other definite-lived intangible assets are tested periodically for impairment in accordance with ASC Topic 360 when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset or asset group to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in the period that the impairment occurs.

During the third quarter of 2018, the Company recorded an impairment charge of $4.9 million in cost of goods sold related to completed technology assets acquired from Koby Ventures II, L.P dba Metasurg ("Metasurg Technology") due to recent contract negotiations and revised future projections. The remaining net book value of these intangible assets total $2.3 million as of September 30, 2018. Metasurg Technology is included in the Orthopedic and Tissue Technology segment. Of the total impairment charge of $4.9 million, $2.5 million was related to an out-of-period adjustment included in the three and nine months ended September 30, 2018. The out-of-period adjustment is attributed to the timing of performing the impairment test based on the contract termination associated with the intangible asset. The Company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim period and the adjustment to correct the misstatements is not material to the three or nine months ended September 30, 2018.

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
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) is expected to be approximately $71.6 million in 2018, $66.4 million in 2019, $66.2 million in 2020, $65.2 million in 2021, $61.7 million in 2022, $60.8 million in 2023 and $599.3 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

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

In connection with the May 2018 Amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants (as defined in the Senior Credit Facility) was modified to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio

Execution of May 2018 Amendment through March 31, 2019	5.50 : 1.00
June 30, 2019 through March 31, 2020	5.00 : 1.00
June 30, 2020 through March 31, 2021	4.50 : 1.00
June 30, 2021 and thereafter	4.00 : 1.00.
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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2018, the Company was in compliance with all such covenants. The Company capitalized $0.5 million of incremental financing costs in 2017 in connection with modifications to the Senior Credit Facility. In connection with the May 2018 Amendment, the Company capitalized

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

$4.2 million of financing costs and wrote off $0.8 million of previously capitalized financing costs during the second quarter of 2018.
In October 2017, the Company capitalized $19.1 million of incremental financing costs related to the drawing of the Term Loan A-1 component of the Senior Credit Facility.
At September 30, 2018 and December 31, 2017, there were $545.0 million and $655.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 3.8% and 3.7%, respectively. At September 30, 2018 and December 31, 2017, there were $900.0 million and $1.2 billion outstanding, respectively, under the Term Loan component of the Senior Credit Facility at weighted average interest rates of 3.7% and 3.6%, respectively. At September 30, 2018, there was approximately $754.4 million available for borrowing under the Senior Credit Facility. At September 30, 2018, $11.3 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at September 30, 2018 was approximately $524.1 million and, $875.4 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

Letters of credit outstanding as of September 30, 2018 and December 31, 2017 totaled $0.6 million. There were no amounts drawn as of September 30, 2018.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
Remainder of 2018	$—
2019	22,500
2020	45,000
2021	56,250
2022	67,500
2023	708,750
$900,000
The outstanding balance of the revolving credit component of the Senior Credit Facility is due on May 3, 2023.

7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of September 30, 2018 (amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	$588
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	924
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	637
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	590
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	1,950
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	2,342
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	4,322
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	4,277
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	2,786
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	1,339
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	1-month USD LIBOR	7,174
Total interest rate derivatives designated as cash flow hedge	$1,050,000						$26,929
The Company has designated these derivative instruments as cash flow hedges. The Company assesses the effectiveness of these derivative instruments and has recorded the changes in the fair value of the derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affected earnings, at which point any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the remaining amount of any gain or loss on the related cash flow hedge recorded in AOCI to interest expense at that time. On October 10, 2018, the Company entered into additional interest rate swap derivative instruments designated as cash flow hedges with a total notional amount of $225.0 million.
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

On November 28, 2017, the Company entered into a foreign currency forward contract, with a notional amount of $8.9 million, to mitigate the foreign currency exchange risk related to a certain intercompany loan denominated in Swiss Francs ("CHF"). The contract is not designated as a hedging instrument. For the three and nine months ended September 30, 2018, the Company recognized a $0.2 million loss from the change in fair value of the contract, which was included in other income (expense), net in the consolidated statement of operations. The foreign currency forward contract was settled on September 28, 2018.
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

The Company held the following cross-currency rate swaps as of September 30, 2018 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Liability

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	97,065	$(1,286)
Receive U.S.$			4.38%		$100,000

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(1,110)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(4,467)
Receive U.S.$			4.52%		$150,000

Total						$(6,863)

The cross-currency swaps were carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2018, the Company recorded a loss of $2.6 million and gain of $2.2 million in other income (expense), net for the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans. For the three and nine months ended September 30, 2018, the Company recorded losses of $3.1 million and gains of $3.0 million in AOCI related to the change in fair value of the cross-currency swap and gains of $1.9 million and $5.9 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swap. As of September 30, 2018, an estimated gain of $7.6 million is expected to be reclassified within the next twelve months to other income, net from AOCI. As of September 30, 2018, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2018	December 31, 2017
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Interest rate swap(2)	$6,682	$1,521
Cross-currency swap	7,603	7,757
Other assets
Interest rate swap(2)	20,246	2,491
Total derivatives designated as hedges — Assets	$34,531	$11,769

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Interest rate swap(2)	$—	$1,845
Other liabilities
Interest rate swap(2)	—	1,575
Cross-currency swap	14,466	11,714
Total derivatives designated as hedges — Liabilities	$14,466	$15,134

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At September 30, 2018 and December 31, 2017, the notional amount related to the Company’s interest rate swaps was $1.05 billion. The notional amount will be reduced by $150.0 million in June 2019.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2018 and 2017:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2018
Interest rate swap	$22,344	$5,059	$473	$26,930	Interest (expense)
Cross-currency swap	(7,892)	(3,067)	(707)	(10,252)	Other income (expense)
	$14,452	$1,992	$(234)	$16,678
Three Months Ended September 30, 2017
Interest rate swap	$935	$297	$(63)	$1,295	Interest (expense)
	$935	$297	$(63)	$1,295
	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2018
Interest rate swap	$592	$26,307	$(31)	$26,930	Interest (expense)
Cross-currency swap	(5,104)	3,000	8,148	(10,252)	Other income (expense)
	$(4,512)	$29,307	$8,117	$16,678
Nine Months Ended September 30, 2017
Interest rate swap	$1,871	$(618)	$(42)	$1,295	Interest (expense)
	$1,871	$(618)	$(42)	$1,295

At September 30, 2018, the Company expects $14.3 million of pre-tax income recorded in AOCI related to cash flow hedges to be reclassified to earnings in the next twelve months.

Net Investment Hedges

The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business. On October 1, 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries. On the consummation date, the total notional amount of cross-currency swaps designated as net investment hedges was $354.5 million.

8. STOCK-BASED COMPENSATION
As of September 30, 2018, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
Stock Options

As of September 30, 2018, there were approximately $4.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 139,938 stock options granted during the nine months ended September 30, 2018.

Awards of Restricted Stock and Performance Stock

Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2018, there were approximately $24.3 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 266,354 restricted stock awards and 119,459 performance stock during the nine months ended September 30, 2018.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2018 were $0.5 million and $1.7 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $2.1 million for the three and nine months ended September 30, 2018, respectively, are included in other income (expense), net in the consolidated statements of operations.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2017 that it expected to contribute $1.8 million to its defined benefit pension plans in 2018. For the nine months ended September 30, 2018, the Company contributed $1.1 million, to the defined benefit plans. As of September 30, 2018, the Company anticipates contributing an additional $0.9 million to its defined benefit plans in 2018, for a total of $2.0 million.
The estimated fair values of plan assets were $30.4 million and $26.9 million as of September 30, 2018 and December 31, 2017, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2018 and December 31, 2017. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.

10. TREASURY STOCK

On October 25, 2016, the Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 31, 2018. Shares may be repurchased either in the open market or in privately negotiated transactions. As of September 30, 2018, there remained $150.0 million available for repurchase under this authorization.

As of September 30, 2018 and December 31, 2017, there were 2.9 million shares of treasury stock outstanding with a cost of $120.7 million and $121.6 million, respectively, at a weighted average of $41.87 per share.

There were no cash treasury stock repurchases during the nine months ended September 30, 2018 or in 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reported tax rate	(20.6)%	2.3%	(8.4)%	(27.6)%

The Company’s effective income tax rates for the three months ended September 30, 2018 and 2017 were (20.6)% and 2.3%, respectively. For the three months ended September 30, 2018, in addition to the reduction of the federal statutory rate from 35% to 21% under the Tax Cuts and Jobs Act, the primary drivers of the reduction in the rate are the additional excess tax benefit of $2.1 million from share-based compensation and $1.1 million of foreign tax credits, partially offset by the inclusion of the new GILTI (as defined below) provisions of $0.8 million and other tax reform-related changes.

The Company's effective income tax rates for the nine months ended September 30, 2018 and 2017 were (8.4)% and (27.6)%, respectively. For the nine months ended September 30, 2018, the primary drivers of the higher tax rate were higher income before income taxes compared to the same period in 2017, and the inclusion of the new GILTI (as defined below) provisions of $2.2 million and other tax reform-related changes; offset in part, by the reduction in the federal statutory rate from 35% to 21% and additional foreign tax credits of $1.1 million. The nine months ended September 30, 2017 included an additional tax benefit of $1.9 million related to share-based compensation, when compared to the same period in 2018.

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

The 2017 Tax Act implemented a territorial tax system and includes base erosion provisions on non-U.S. earnings, which subjects certain foreign earnings to additional taxation as global intangible low-taxed income (“GILTI”). These provisions became effective on January 1, 2018. As of September 30, 2018, the Company included GILTI related to current-year operations in its estimated annual effective tax rate. Pursuant to SAB 118, the Company has not yet determined whether GILTI should be a deferred tax item.

The 2017 Tax Act eliminated the deferral of U.S. income tax on unrepatriated earnings from foreign subsidiaries through the imposition of the Toll Tax, a one-time tax in 2017 on deemed repatriated foreign earnings, which is paid over an eight-year period. The tax is assessed on the foreign subsidiary accumulated foreign earnings that were not previously taxed. Foreign earnings in cash and cash equivalents are taxed at 15.5% and all other earnings are taxed at 8.0%. The calculation of the Toll Tax allows for the ability to offset positive foreign earnings with existing foreign deficits and use of foreign tax credits. The Company prepared a reasonable estimate of this tax and expects to continue to refine the estimate as it finalizes its 2017 tax returns. During 2017, the Company recorded an estimated income tax expense of $5.5 million related to the Toll Tax, of which, $4.6 million is expected to be paid within one year. The Company continued to analyze its foreign earnings and profits (“E&P”) during the nine months ended September 30, 2018 and has not made any adjustments to the provisional amounts recognized during 2017. The Company will continue to refine its E&P analysis, which may affect the measurement of the Toll Tax liability.

As a result of the 2017 Tax Act’s reduction of the federal statutory rate from 35% to 21%, the Company remeasured deferred tax assets and liability and recorded a tax benefit of $43.4 million as of December 31, 2017. The Company did not record any adjustments to this provisional amount during the nine months ended September 30, 2018 and will continue to analyze and refine its calculations related to the remeasurement as the impact of the 2017 Tax Act is finalized.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$13,295	$3,159	$35,663	$20,388
Weighted average common shares outstanding	85,193	78,186	82,058	76,387
Basic net income per common share	$0.16	$0.04	$0.43	$0.27

Diluted net income per share:
Net income	$13,295	$3,159	$35,663	$20,388

Weighted average common shares outstanding — Basic	85,193	78,186	82,058	76,387
Effect of dilutive securities:
Warrants	—	158	—	1,295
Stock options and restricted stock	1,106	1,111	1,084	1,291
Weighted average common shares for diluted earnings per share	86,299	79,455	83,142	78,973

Diluted net income per common share	$0.15	$0.04	$0.43	$0.26

Shares of common stock of approximately 0.2 million and 0.3 million at September 30, 2018 and 2017, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

In connection with the issuance of the 1.625% Convertible Senior Notes due in 2016, which the Company extinguished on December 15, 2016, the Company entered into call transactions and warrant transactions with the affiliates of the initial purchasers of such notes. The warrants expired on a series of expiration dates from March 2017 to August 2017. For the year ended December 31, 2017, the hedge participants exercised 8,707,202 warrants. As a result, the Company issued 2,839,743 shares of common stock for the year ended December 31, 2017. The company has no outstanding warrants as of September 30, 2018.

For the three and nine months ended September 30, 2017, the potential excess conversion value on warrants was included in the Company's dilutive share calculation because the average stock price for the three and nine months ended September 30, 2017 exceeded the conversion price.

Vested restricted and performance units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$13,295	$3,159	$35,663	$20,388
Foreign currency translation adjustment	(2,353)	10,175	(16,359)	33,724
Change in unrealized gain (loss) on derivatives, net of tax	1,386	207	14,419	(331)
Pension liability adjustment, net of tax	2	(7)	8	(22)
Comprehensive income, net	$12,330	$13,534	$33,731	$53,759

Changes in Accumulated Other Comprehensive Income by component between December 31, 2017 and September 30, 2018 are presented in the table below, net of tax:

	Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(2,979)	$(93)	$(20,735)	$(23,807)
Reclassification of stranded tax effect	(532)	—	—	(532)
Balance at January 1, 2018	(3,511)	(93)	(20,735)	(24,339)
Other comprehensive income (loss)	20,661	8	(16,359)	4,310
Amounts reclassified from accumulated other comprehensive income	6,242	—	—	6,242
Net current-period other comprehensive income (loss)	14,419	8	(16,359)	(1,932)
Balance at September 30, 2018	$10,908	$(85)	$(37,094)	$(26,271)

For the nine months ended September 30, 2018, the Company reclassified a $6.2 million gain from AOCI to other income (expenses), net, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

In October 2017, the Company leveraged the globally recognized Codman name by rebranding the Specialty Surgical Solutions segment as Codman Specialty Surgical.

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

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

to the operating segment results. Net sales and profit by reportable segment for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$239,035	$164,760	$714,654	$480,907
Orthopedics and Tissue Technologies	126,819	114,074	374,472	338,727
Total revenues	$365,854	$278,834	$1,089,126	$819,634
Segment Profit
Codman Specialty Surgical	$91,871	$68,289	$272,480	$198,242
Orthopedics and Tissue Technologies	35,515	30,411	105,094	88,500
Segment profit	127,386	98,700	377,574	286,742
Amortization	(5,268)	(5,456)	(15,944)	(14,976)
Corporate and other	(98,441)	(82,602)	(284,740)	(234,180)
Operating income	$23,677	$10,642	$76,890	$37,586

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
United States	$260,870	$213,685	$769,509	$634,047
Europe	47,472	32,609	150,650	93,924
Asia Pacific	37,022	16,887	108,304	48,540
Rest of World	20,490	15,653	60,663	43,123
Total Revenues	$365,854	$278,834	$1,089,126	$819,634

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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of October 11, 2018, only one active case remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; and (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of September 30, 2018, no indemnification payments were received nor owed in relation to the lawsuits.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine-month period ended September 30, 2018 and 2017 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

Nine Months Ended September 30, 2018	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Short-term	Long-term	Short-term
Balance as of January 1, 2018	$315	$1,387	$22,478
Transfers from long-term to current portion	1,387	(1,387)	—
Payments	(2,000)	—	(19,000)
Loss from change in fair value of contingent consideration liabilities	298	230	1,522	Selling, general and administrative
Balance as of September 30, 2018	$—	$230	$5,000

Nine Months Ended September 30, 2017	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences (See Note 2)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.		Location in Financial Statements
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	$—	$—	$—	$22,036
Additions from acquisition of Derma Sciences	33,707	3,467	—	—
Transfers from long-term to current portion	2,193	(2,193)	21,312	(21,312)
Payments	(31,346)	—	—	—
(Gain)/Loss from change in fair value of contingent consideration liabilities	(2,421)	82	—	148	Selling, general and administrative
Balance as of September 30, 2017	$2,133	$1,356	$21,312	$872
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical"). The purchase price includes contingent consideration. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals (the "U.S. Contingent Consideration") and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business. The U.S. Contingent Consideration is subject to adjustment to reduce the amount of maximum payment based on the timing of obtaining the U.S. governmental approval up to the minimum of $19.0 million. The fair values of contingent consideration related to the acquisition of Confluent Surgical were estimated using a discounted cash flow model using discount rate of 2.2%. During the first quarter of 2018, the Company received the U.S. governmental approvals and adjusted the related contingent consideration liability to $19.0 million, which the Company paid in April 2018. During the third quarter of 2018, the Company received certain European governmental approvals. The Company paid the remaining $5.0 million of contingent consideration in October of 2018.

The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balance was included in accrued expenses and other current liabilities and other liabilities at September 30, 2018 and September 30, 2017.

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
The Company determined the fair value of its supply agreement liability and above market supply agreement liability with Covidien during the nine-month periods ended September 30, 2018 and 2017 to reflect the payments, change in estimate and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (amounts in thousands):

Nine Months Ended September 30, 2018	Above Market Supply Agreement Liability - Short-term	Location in Financial Statements
Balance as of January 1, 2018	$2,641
Payments	(1,546)
(Gain)/loss from change in fair value	(628)	Selling, general and administrative
Transfer to accounts payable	(164)
Balance as of September 30, 2018	$303

Nine Months Ended September 30, 2017	Supply Agreement Liability - Short-term	Above Market Supply Agreement Liability - Short- Term	Above Market Supply Agreement Liability - Long-term	Location in Financial Statements
Balance as of January 1, 2017	$166	$—	$2,648
Payments	(166)	—	(415)
Transfer from long-term to current portion	—	3,216	(3,216)
(Gain)/loss from change in fair value	—	(352)	1,040	Selling, general and administrative
Balance as of September 30, 2017	$—	$2,864	$57
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using a discount rate of 12.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. The above market supply agreement liability - short-term was included in accrued expenses and other current liabilities at September 30, 2018 and December 31, 2017.

There were no transfers between level 1, 2 or 3 during the nine months ended September 30, 2018 and 2017. If the Company's estimate regarding the fair value of its contingent consideration liabilities, supply agreement liability and above market supply agreement liability are inaccurate, a future adjustment to these estimated fair values may be required which could change significantly.

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
Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and reach of our product portfolios and drive relevant scale to our customers. As a result of several recent acquisitions, our financial results for the three and nine months ended September 30, 2018 may not be directly comparable to those of the corresponding prior-year periods. See Note 2, Business Acquisitions and Divestiture, to our consolidated financial statements for a further discussion.
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
Divestitures
On September 8, 2017, the Company and certain of its subsidiaries entered into an asset purchase agreement (the “Divestiture Agreement”) with Natus Medical Incorporated (“Natus”), pursuant to which the Company agreed to divest its Camino Intracranial Pressure monitoring and the U.S. rights to the fixed pressure shunts businesses together with certain of the neurosurgery assets that were acquired as part of the Codman Acquisition (the “Divestiture”). The Divestiture Agreement was entered in connection with the review of the Codman Acquisition by the Federal Trade Commission and the antitrust authority of Spain. The Divestiture was conditional upon completion of the Codman Acquisition.
On October 6, 2017, upon the terms and subject to the conditions set forth in the Divestiture Agreement (see Note 2 - Business Acquisitions and Divestiture), the Divestiture was completed and Natus paid an aggregate purchase price of $46.4 million. Revenues related to the Divestiture included in the Company's financial results for the three and nine month periods ended September 30, 2017 were 9.6 million and 27.0 million, respectively.

Clinical and Product Development Activities

We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In 2017, we introduced seven new regenerative technology products, including new sizes of PriMatrix® and OmniGraft®, and our largest electromechanical product, the CUSA® Clarity. In the second quarter of 2018, we launched the CUSA Clarity platform in Japan. Our R&D pipeline for 2018 continues to progress, including the launches of AmnioExcel Plus and our Integra XT ankle revision system. We continue to work on advanced shoulder products and are developing a pyrocarbon hemishoulder product to add to our orthopedic reconstruction portfolio, and also remain on track to launch Panta II within the next two quarters. Panta II is a new fusion nail used in ankle fixation. In our electromechanical technologies portfolio, we are focused on the development of core clinical applications and anticipate a steady flow of product launches in the fourth quarter of 2018 and early 2019, including the introduction of a new electrosurgery generator, a next generation ICP monitor platform and an innovative customer-centric toolkit for our Certas valve along with additional shunt configurations. We also work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense and invest in ongoing development, such as in LED technology.

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

Revenues from BioD morselized amniotic membrane based products for the nine months ended September 30, 2018 were less than 1.0% of consolidated revenues.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended September 30, 2018 was $13.3 million, or $0.15 per diluted share, as compared to $3.2 million or $0.04 per diluted share for the three months ended September 30, 2017.
Net income for the nine months ended September 30, 2018 was $35.7 million, or $0.43 per diluted share, as compared to $20.4 million or $0.26 per diluted share for the nine months ended September 30, 2017.

The increase from the same period last year resulted from higher sales and better operating expense leverage. Costs and expenses increased sequentially as new employees, especially in selling and general administrative functions, joined the Company and from higher operating and integration expenses associated with the business that we acquired.
Income before taxes includes the following special charges:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
	(In thousands)
Acquisition and integration-related charges	$23,515	$24,904		$76,108	$68,919
Structural optimization charges	3,345	1,944		11,885	5,336
Impairment charges	4,941	3,290	*	4,941	3,290	*
Litigation matters	1,637	—		3,139	—
Global ERP implementation charges	—	—		—	3,261
Certain employee severance charges	—	—		—	125
Discontinued product lines charges	—	—		—	1,025
Hurricane related expenses	—	1,261		—	1,261
Total	$33,438	$31,399		$96,073	$83,217
*The impairment charges above for the three and nine months ended 2017 were not previously disclosed as special charges in the form 10-Q filed on October 26, 2017.

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of goods sold	$11,373	$7,431	$31,301	$12,857
Selling, general and administrative	22,065	23,968	63,981	68,097
Interest expense	—	—	791	—
Other expense	—	—	—	2,263
Total	$33,438	$31,399	$96,073	$83,217

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. We expect additional capital and integration expenses in the fourth quarter of 2018 associated with the integration of Codman Neurosurgery.
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
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$239,035	$164,760	$714,654	$480,907
Orthopedics & Tissue Technologies	126,819	114,074	374,472	338,727
Total revenue	365,854	278,834	1,089,126	819,634
Cost of goods sold	143,245	101,757	425,032	287,340
Gross margin on total revenues	$222,609	$177,077	$664,094	$532,294
Gross margin as a percentage of total revenues	60.8%	63.5%	61.0%	64.9%

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017
Revenues and Gross Margin
For the three months ended September 30, 2018, total revenues increased by $87.1 million to $365.9 million from $278.8 million for the same period in 2017. Domestic revenues increased $47.2 million, or 22.1%, to $260.9 million and were 71.3% of total revenues for the three months ended September 30, 2018. International revenues increased by $39.9 million to $105.0 million for the three months ended September 30, 2018 compared to $65.1 million during the same period in the prior year. The increase resulted from sales from products acquired as part of the Codman Neurosurgery acquisition of $78.9 million, a $1.1 million unfavorable impact of foreign exchange as well as growth in both segments of $18.9 million, offset by $9.6 million of revenue from the divested products in 2017.
Codman Specialty Surgical revenues were $239.0 million, an increase of 45.1% from the prior-year period. The increase primarily resulted from revenues from Codman Neurosurgery of $78.9 million. Growth in our legacy Neurosurgery portfolio was primarily driven by our CUSA capital and disposables which increased high-single digits compared to the prior year. Additionally Dural Repair achieved mid-single digit growth driven by DuraSeal and DuraGen in the U.S. compared to the same period last year. Precision Tools and Instruments revenue decreased by low-single digits compared to the same period last year primarily due to revenue declines in our stereotaxy and brain mapping product lines.
Orthopedics and Tissue Technologies revenues were $126.8 million, an increase of 11.2% from the prior-year period. In our Wound Reconstruction and Care portfolio used in inpatient and outpatient procedures, sales of our Integra skin products including, PriMatrix, and amniotic tissue products all increased high-single or low double-digits. Private Label increased by double-digits over the prior period due to timing of customer orders. In our Extremity Orthopedics business, sales declined mid-single digits, driven by a decline in our lower fixation portfolio.
Gross margin increased to $222.6 million for the three-month period ended September 30, 2018, an increase of $45.5 million from $177.1 million for the same period last year. Gross margin as a percentage of total revenue decreased to 60.8% for the third quarter of 2018 from 63.5% in the same period last year. The decrease in gross margin percentage resulted primarily from dilution related to product sales from the Codman Neurosurgery acquisition that have lower margins than the average for the Company's other product lines. Additionally, there were higher net costs in the quarter associated with amortization for technology-based intangible assets recorded in connection with the Codman Neurosurgery acquisition.
We expect our consolidated gross margin percentage for the full year 2018 to be approximately 61.0%.
Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2018	2017
Research and development	5.6%	5.4%
Selling, general and administrative	47.4%	52.3%
Intangible asset amortization	1.4%	2.0%
Total operating expenses	54.4%	59.7%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $32.5 million, or 19.5%, to $198.9 million in the three months ended September 30, 2018, compared to $166.4 million in the same period last year.

Research and development expenses in the third quarter of 2018 increased by $5.3 million to $20.3 million compared to $15.0 million in the same period last year, primarily from the Codman Acquisition. We expect full-year 2018 spending on research and development to be approximately 5.5% to 6.0% of total revenues.

Selling, general and administrative expenses in the third quarter of 2018 increased by $27.5 million to $173.4 million compared to $145.9 million in the same period last year. As a percentage of revenue, the Company showed improved leverage of 47.4% compared to the prior period of 52.3%. Selling and marketing expenses increased by $23.3 million compared to the third quarter last year, primarily resulting from selling and marketing expenses of Codman Neurosurgery included in the third quarter of 2018 and additional investments in adding direct sales representatives and distributors. We also paid higher commissions resulting from the increase in revenues. General and administrative costs increased by $4.1 million, resulting from additional operating expenses resulting from the Codman Neurosurgery acquisition. We expect full-year selling, general and administrative expenses to be approximately 45.0% of revenue in 2018.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Interest income	$75	$89
Interest expense	(14,478)	(6,761)
Other income (expense), net	1,750	(735)

Interest Income and Interest Expense
Interest expense for the three months ended September 30, 2018 increased by $7.7 million, primarily resulting from an increase in our weighted average interest rate and the higher outstanding balance on our Senior Credit Facility, for the period compared to the same period in 2017. Interest expense also includes amortization of financing costs capitalized in the fourth quarter of 2017. The weighted average interest rate for three months ended September 30, 2018 increased to 3.7% compared to 2.7% for the same period in the prior year mainly because of increases in our consolidated leverage ratio and the LIBOR rate.
Interest income was negligible for the three months ended September 30, 2018 and 2017.
Other Income (Expense), net
Other income (expense), net for the three months ended September 30, 2018 increased by $2.5 million compared to the same period last year. Other income for the third quarter of 2018 was primarily driven by $1.9 million in gains from cross-currency swaps. Other income (expense), net includes the impact of transactional foreign exchanges gains and losses.
Income Taxes

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Income before income taxes	$11,024	$3,235
Income tax (benefit) expense	(2,271)	76
Effective tax rate	(20.6)%	2.3%

On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted, which reduced the federal statutory rate from 35% to 21%. The Company’s effective income tax rates for the three months ended September 30, 2018 and 2017 were (20.6)% and 2.3%, respectively. For the three months ended September 30, 2018, in addition to the reduction of the federal statutory rate from 35% to 21% under the 2017 Tax Act, the primary drivers of the reduction in the rate are the additional excess tax benefit of $2.1 million from share-based compensation, and $1.1 million of foreign tax credits, partially offset by the inclusion of the new GILTI provisions of $0.8 million and other tax reform–related changes

The Company expects its effective income tax rate for the full year to be approximately 0.4%, driven primarily by the new GILTI provisions and other tax reform– related changes, offset by the drop in the federal rate from 35% to 21%, foreign tax credits, and the jurisdictional mix of pretax income in U.S.–based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the twelve months ended December 31, 2017. The Company has not recognized adjustments related to these provisional amounts during the three months ended September 30, 2018.

The Company has recognized the provisions of the 2017 Tax Act, which became effective during the three months ended March 31, 2018 and included GILTI provisions and provisions involving limitations to the deductibility of executive compensation, interest expense, and certain employee fringe benefits. The ultimate impact may differ from these provisional amounts, possibly materially, because of, among other things, additional analysis, changes in interpretations and assumptions made by the Company, additional regulatory guidance that may be issued and actions that the Company may take as a result of the 2017 Tax Act.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

Revenues and Gross Margin
For the nine months ended September 30, 2018, total revenues increased by $269.5 million to $1,089.1 million from $819.6 million during the prior-year period. Domestic revenues increased $135.5 million, or 21.4%, to $769.5 million and were 70.7% of total revenues. International revenues increased by $134.0 million to $319.6 million for the nine months ended September 30, 2018 compared to $185.6 million during the same period in the prior year. The increase resulted from sales from products acquired as part of the Codman Neurosurgery acquisition of $236.0 million, a $6.4 million favorable impact of foreign exchange as well as growth in both segments of $54.1 million which includes nine months of Derma Sciences revenue in 2018, offset by $27.0 million of revenue from the divested products in 2017.
Codman Specialty Surgical revenues were $714.7 million, an increase of 48.6% from the prior-year period. The increase resulted from sales from products acquired as part of the Codman Neurosurgery acquisition of $236.0 million. Growth in our legacy Neurosurgery portfolio was primarily driven by our CUSA capital and disposables. Precision Tools and Instruments growth remained relatively flat period over period.
Orthopedics and Tissue Technologies revenues were $374.5 million, an increase of 10.6% from the prior-year period. In our Wound Reconstruction and Care portfolio used in inpatient and outpatient procedures, sales of our Integra skin products including, PriMatrix, and amniotic tissue products all increased high-single or low-double digits. Private Label increased by mid-single digits over the prior period due to increased volume in the business. In our Extremity Orthopedics business, sales declined low-single digits driven by a decline in our lower fixation portfolio.
Gross margin increased to $664.1 million for the nine-month period ended September 30, 2018, an increase from $532.3 million for the same period last year. Gross margin as a percentage of total revenue decreased to 61.0% for the year to date period from 64.9% for the same period last year. The decrease in gross margin percentage resulted primarily from dilution related to product sales from the Codman Neurosurgery acquisition that have lower margins than the average for the Company's other product lines. Additionally, there were higher net costs associated with fair value inventory purchase accounting adjustments and amortization for technology-based intangible assets recorded in connection with the Codman Neurosurgery acquisition.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2018	2017
Research and development	5.3%	5.6%
Selling, general and administrative	47.1%	52.9%
Intangible asset amortization	1.5%	1.8%
Total operating expenses	53.9%	60.3%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $92.5 million, or 18.7%, to $587.2 million for the first nine months of 2018, compared to $494.7 million in the same period last year.
Research and development expenses in the first nine months of 2018 increased approximately $11.5 million to $57.8 million compared to $46.3 million, primarily from the Codman Neurosurgery acquisition.
Selling, general and administrative expenses in the first nine months of 2018 increased by $80.0 million to $513.5 million compared to $433.5 million in the same period last year. As a percentage of revenue, the Company showed improved leverage of 47.1% compared to the prior period of 52.9%. Selling and marketing expenses increased by $65.1 million, primarily from selling and marketing expenses of the acquired Codman Neurosurgery business and investments in connection with the addition of direct sales representatives and distributors. We also paid higher commissions resulting from the increase in revenues. General and administrative costs increased by $15.0 million, resulting primarily from additional operating expenses resulting from the Codman Neurosurgery acquisition.

Amortization expense in the first nine months of 2018 increased by $0.9 million to $15.9 million, compared to $15.0 million in the same period last year. Amortization expense in the first nine months of 2018 reflects the increase in intangibles due to the acquisitions in 2017.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Interest income	$325	$160
Interest expense	(50,750)	(18,073)
Other income (expense), net	6,422	(3,691)

Interest Income and Interest Expense
Interest expense for the nine month period ended September 30, 2018 increased by $32.7 million, primarily resulting from an increase in our weighted average interest rate and the higher outstanding balance on our Senior Credit Facility for the period compared to the same period in 2017. Interest expense also includes amortization of financing costs capitalized in the fourth quarter of 2017. The weighted average interest rate for nine months ended September 30, 2018 increased to 3.7% compared to 2.7% for the same period in the prior year mainly because of increases in our consolidated leverage ratio and the LIBOR rate. Interest expense in 2018 also includes a $0.8 million write-off of previously capitalized financing costs associated with the May 2018 Amendment.
Interest income was negligible for the nine months ended September 30, 2018 and 2017.
Other Income (Expense), net
Other income (expense), net for the nine months ended September 30, 2018 increased by $10.1 million compared to the same period last year. Other income for the nine months ended September 30, 2018 was primarily driven by a $5.9 million gain from cross-currency swaps. Other income (expense), net for the nine months ended September 30, 2017 includes a $2.3 million loss on a sale of short term investments. Other income (expense), net includes the impact of transactional foreign exchanges gains and losses.
Income Taxes

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Income before income taxes	$32,887	$15,982
Income tax benefit	(2,776)	(4,406)
Effective tax rate	(8.4)%	(27.6)%

The Company's effective income tax rates for the nine months ended September 30, 2018 and 2017 were (8.4)% and (27.6)%, respectively.

For the nine months ended September 30, 2018, the primary drivers of the higher tax rate are higher income before income taxes compared to the same period in 2017 and the inclusion of the new GILTI provisions and other tax reform-related changes, offset by the reduction in the federal statutory rate from 35% to 21%. The nine months ended September 30, 2017 included an additional tax benefit of $1.9 million related to share-based compensation, when compared to the same period in 2018.

The Company expects its effective income tax rate for the full year to be approximately 0.4%, driven primarily by the new GILTI provisions and other tax reform–related changes, offset by the drop in the federal rate from 35% to 21%, foreign tax credits, and the jurisdictional mix of pretax income in U.S.–based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
United States	$260,870	$213,685	$769,509	$634,047
Europe	47,472	32,609	150,650	93,924
Asia Pacific	37,022	16,887	108,304	48,540
Rest of World	20,490	15,653	60,663	43,123
Total Revenues	$365,854	$278,834	$1,089,126	$819,634
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
Domestic revenues increased to $260.9 million, or 71% of total revenues, for the three months ended September 30, 2018 from $213.7 million, or 77% of total revenues. The Codman Neurosurgery acquisitions accounted for $36.6 million of the increase in domestic revenues. Additionally, growth in domestic revenues was driven by CUSA capital and disposables, DuraSeal, Integra skin, amniotic tissues, and PriMatrix. European sales increased by $14.9 million for the three months ended September 30, 2018 compared to the same period last year, resulting primarily from $17.4 million related to the Codman Neurosurgery acquisition as well as an increase in revenues from our regenerative technologies portfolio and CUSA disposables. The increase in revenues related to Codman Neurosurgery was partially offset by a decrease in revenues for Precision Tools and Instruments for the three months ended September 30, 2018. Sales to customers in Asia Pacific and the Rest of the World for the three months ended September 30, 2018 increased by $25.0 million compared to the same period last year, primarily driven by the acquisition of Codman Neurosurgery. Foreign exchange fluctuations on international revenues had an unfavorable impact of $1.1 million on revenues for the three months ended September 30, 2018 compared to the same period in 2017.
Domestic revenues increased to $769.5 million, or 71% of total revenues, for the nine months ended September 30, 2018 from $634.0 million, or 77% of total revenues. The Codman Neurosurgery acquisitions accounted for $109.3 million of the increase in domestic revenues. Additionally, growth in domestic revenues was driven by CUSA capital and disposables, DuraSeal, Integra skin, amniotic tissues, and PriMatrix. European sales increased by $56.7 million for the nine months ended September 30, 2018 compared to the same period last year, resulting primarily from $54.0 million related to the Codman Neurosurgery acquisition as well as an increase in revenues from our regenerative technologies portfolio and CUSA disposables. Sales to customers in Asia Pacific and the Rest of the World for the nine months ended September 30, 2018 increased by $77.3 million, primarily driven by the acquisition of Codman Neurosurgery. Foreign exchange fluctuations on international revenues had a favorable impact of $6.4 million on revenues for the nine months ended September 30, 2018 compared to the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $206.0 million and $174.9 million at September 30, 2018 and December 31, 2017, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2018, our non-U.S. subsidiaries held approximately $188.9 million of cash and cash equivalents that are available for use outside the U.S. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the U.S., or used for operations, certain amounts could be subject to tax in the U. S. for the incremental amount in excess of the foreign tax paid. On October 8, 2018, the Company repatriated $47.7 million from non-U.S. subsidiaries into the U.S.
The 2017 Tax Act imposes a Toll Tax of 15.5% on cash and cash equivalents and 8.0% on all foreign earnings related to the deemed repatriation of undistributed earnings of foreign subsidiaries. An income tax expense of approximately $5.5 million was computed as a Toll Tax on certain foreign earnings for the year ended December 31, 2017, of which $4.6 million is expected to be paid within one year. We intend to indefinitely reinvest future earnings of the Company’s foreign subsidiaries and will evaluate this position each quarter. This evaluation process will be dependent on working capital needs, investment in operations and future acquisitions. If we determine a change in this position, we will provide for any US and non-U.S. taxes on these earnings except in certain cases where there are no material income tax consequences for repatriation.
Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$156,995	$102,995
Net cash used in investing activities	(24,375)	(237,767)
Net cash (used in) provided by financing activities	(96,817)	504,733
Effect of exchange rate fluctuations on cash	(4,747)	9,927

In 2018, we anticipate that our principal uses of cash will include approximately $65.0 to $75.0 million of capital expenditures, primarily for support and maintenance in our existing plants for facility automation, additions to our instruments kits used in the sales of orthopedic products and development of our new Mansfield, Massachusetts facility, which will be used to manufacture products acquired as part of the Codman Neurosurgery transaction.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $157.0 million for the nine months ended September 30, 2018, an increase of $54.0 million from $103.0 million for the same period in 2017. Net income after non-cash adjustments increased for the nine months ended September 30, 2018 by approximately $44.9 million compared to the same period in 2017, which resulted primarily from the Codman Neurosurgery acquisition in 2017. The changes in assets and liabilities, net of business acquisitions, increased cash flows from operating activities by $9.6 million for the nine months ended September 30, 2018 compared to an increase of $0.5 million for the same period in 2017.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2018, we paid $52.1 million for capital expenditures, most of which were directed to the expansion of our new Mansfield, Massachusetts facility, and commercial expansion. We received $26.7 million from the Codman Neurosurgery acquisition for a working capital adjustment.
During the nine months ended September 30, 2017, we paid $29.8 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We also used $225.6 million for acquisitions, net of cash acquired. We received $17.0 million from sale of short-term investments acquired from Derma Sciences.
Cash Flows Provided by (Used in) Financing Activities

Our principal sources of cash from financing activities in the nine months ended September 30, 2018 were $349.6 million from the issuance of common stock and $50.0 million in borrowings under our Senior Credit Facility. These were offset by repayments of $460.0 million on the revolving portion of our Senior Credit Facility and $33.8 million in net cash paid for financing liabilities from business acquisitions.
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
Upcoming Debt Maturities
The first quarterly installment of the Company's Term Loan component of its Senior Credit Facility is due on September 30, 2019. The Company recorded $11.3 million as a current liability in the Company's consolidated balance sheet.
Amended and Restated Senior Credit Agreement and Related Hedging Activities
See Note 6 - Debt to the current period’s condensed consolidated financial statements for a discussion of our amended and restated Senior Credit Agreement and Note 7 - Derivative Instruments for discussion of our hedging activities.

Share Repurchase Plan

On October 25, 2016, our Board of Directors terminated its October 2014 authorization for the repurchase of its outstanding common stock and authorized management to repurchase up to $150.0 million of its outstanding common stock through December 2018. Shares may be repurchased either in the open market or in privately negotiated transactions.

The Company has not repurchased any shares of common stock under these authorizations through September 30, 2018.
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
Off-Balance Sheet Arrangements
The Company has no off–balance sheet financing arrangements during the nine months ended September 30, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of September 30, 2018, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2018	2019-2020	2021-2022	Thereafter
	(In millions)
Revolving Credit Facility (1)	$545.0	$—	$—	$—	$545.0
Term Loan	900.0	—	67.5	123.7	708.8
Interest (2)	139.7	8.4	65.1	57.4	8.8
Employment Agreements (3)	2.1	0.2	1.9	—	—
Operating Leases	153.9	4.0	23.3	17.3	109.3
Contingent Consideration - Confluent	5.0	5.0	—	—	—
Purchase Obligations	11.2	8.5	2.7	—	—
Other	12.3	1.3	6.3	1.3	3.4
Total	$1,769.2	$27.4	$166.8	$199.7	$1,375.3

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
The Company has excluded its contingent consideration obligation related to a prior acquisition from the contractual obligations table above; this liability had a total estimated fair value of $0.3 million at September 30, 2018. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.4 million at September 30, 2018. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros ("EUR"), British pounds, Swiss francs ("CHF"), Canadian dollars, Japanese yen, Mexican pesos, Brazilian reais, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period.
In October 2017, we entered into cross-currency swap agreements to convert our Swiss Franc ("CHF") denominated intercompany loans into U.S. dollars. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in CHF and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in CHF and receive U.S. dollars from the counterparties. See Note 7, Derivative Instruments, for details of the cross-currency swaps.
In November 2017, we entered into a foreign currency forward contract to mitigate the foreign currency exchange risk related to certain intercompany loans denominated in CHF. The contract is not designated as a hedging instrument. See Note 7, Derivative Instruments, for details of the cross currency swaps.
In October 2018, we entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries with Swiss Franc ("CHF") and Euro ("EUR") designated functional currencies. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in CHF and EUR and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in CHF and EUR and receive U.S. dollars from the counterparties. See Note 7, Derivative Instruments, for details of the cross-currency swaps.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2018 would increase interest income by approximately $2.1 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixes the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning various dates starting on December 31, 2016. See Note 7, Derivative Instruments, for the details of interest rate swaps.
Based on our outstanding borrowings at September 30, 2018, a one-percentage point change in interest rates would affect interest expense on the debt by $5.5 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TEI

TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC”) and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of October 11, 2018, only one active case remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; (ii) TEI has in place a products liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved $2.95 million of the $3.0 million; the remainder represents TEI’s deductible which has already been paid). Because the thrust of the products liability litigation focuses on synthetic surgical mesh products, counsel is filing motions to dismiss on behalf of TEI in many cases. In addition, Integra has certain protections in the merger agreements with TEI which would indemnify the Company for up to three years after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of September 30, 2018, no indemnification payments were received nor owed in relation to the lawsuits for the indemnification time period.

BioD

On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As disclosed and described in Note 2 - Business

Acquisition, to the Company's consolidated financial statements for the three months ended September 30, 2018, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the nine months ended September 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In connection with Richard Gorelick’s upcoming retirement on January 2, 2019 from the Corporation as Corporate Vice President, General Counsel, Administration and Secretary, the Compensation Committee of the Board of Directors approved the payment to Mr. Gorelick of $1,995,000, upon receipt of Mr. Gorelick’s timely execution and non-revocation of an Agreement and General Release.
Upon the hiring of the new Corporate Vice President, General Counsel and Secretary, Mr. Gorelick will resign as an officer of the Company and assume the role of Special Advisor until his retirement date on January 2, 2019.
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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	November 1, 2018	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2018	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2018	/s/ Jeffrey A. Mosebrook
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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.