Form 10-K
period 2018-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2019-02-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4,504.4 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 22, 2019 was 85,229,075.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 16, 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I
ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries, unless the context suggests otherwise.
Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, and the repair of nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products, advanced wound care, and orthopedic hardware through a combination of several global acquisitions and by developing products internally to further meet the needs of its customers.
Integra employs approximately 4,500 people dedicated to limiting uncertainty for surgeons, so that they can concentrate on providing the best care for their patients. Integra provides innovative healthcare solutions in more than 130 countries through its nearly 50 offices and its worldwide distribution network.
VISION
We aspire to be a worldwide leader in neurosurgery & reconstructive surgery, with a portfolio of leading businesses that delivers outstanding customer experience through innovation, execution and teamwork to positively impact the lives of millions of patients and families.
STRATEGY
Integra is committed to delivering high quality products that positively impact the lives of millions of patients and their families. We focus on four key pillars: 1) building an execution-focused culture, 2) achieving relevant scale, 3) improving agility and innovation, and 4) leading in customer excellence. We believe that by sharpening our focus on these areas through improved planning and communication, optimization of our infrastructure, and strategically aligned tuck-in acquisitions, we can build scale, increase competitiveness and achieve our long-term goals.
To this end, our executive leadership team has established the following key priorities aligned to this strategy:
Strategic Acquisitions. An important part of our strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which we compete. In 2018, integrating the Codman Neurosurgery business, which was acquired from Johnson and Johnson in the previous year, remained a top priority and we will continue to transition the business throughout 2019. This acquisition expanded our portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to bring our entire Integra portfolio to a global market.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts focus on regenerative technologies and other projects with the potential for significant returns on investment. In 2018, we achieved significant milestones in research and development by successfully launching nine new products. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We also continue to identify low-growth, low-margin products and product franchises for discontinuation and will continue to look at other ways of optimizing our portfolio.
Commercial Channel Investments. With acquisitions, new product introductions and a broader portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching our customers and addressing their needs. Internationally, we have increased our commercial resources significantly in almost all markets and are making investments to support our sales organization and maximize our commercial opportunities. We now have a strong international sales channel that will deliver our current portfolio as well as position us for expansion. In addition, we continue to build upon our leadership brands across our product franchises to enable us to engage hospital systems through enterprise-wide contracts.
Customer Excellence. We aspire to be ranked as a best-in-class provider and are committed to strengthening our relationships with all of our customers. We strive to consistently deliver outstanding customer service and continue to invest in technologies, systems and processes to improve the way our customers do business with us. Additionally, we expect to build on the success of our professional education programs to drive continued customer appreciation of our growing portfolio of medical technologies globally.

BUSINESS SEGMENTS
We currently manufacture and sell our products in the following two global reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. We include financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16, Segment and Geographic Information to our consolidated financial statements.
Codman Specialty Surgical
Our Codman Specialty Surgical business offers global, neurosurgery market-leading technologies, brands and instrumentation. The product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions.
The acquisition of Codman Neurosurgery from Johnson & Johnson increased our global direct sales representation and commercial presence. This acquisition expanded the product portfolio of our well known, leading technologies in dural repair, ultrasonic tissue ablation, intracranial pressure ("ICP") monitoring, hydrocephalus management, and cranial stabilization systems, while providing a rich research and development pipeline for growth.
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
Our global commercial network includes clinical specialists, a large direct global sales force and strategic partnerships and distributors that serve hospitals, integrated health networks, group purchasing organizations, clinicians, surgery centers and health care providers.
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
We provide regenerative technology solutions for the treatment of acute wounds, such as burns, chronic wounds, including diabetic foot ulcers, surgical tissue repair including hernia repair, peripheral nerve repair and protection, and tendon repair. For extremity bone and joint reconstruction procedures, we sell hardware products, such as bone and joint fixation and joint replacement devices, implants and instruments, which provide for the reconstruction of bone in the hand, wrist, elbow and shoulder (Upper Extremity), and the foot, ankle and leg below the knee (Lower Extremity). In addition, we created opportunities to further expand our presence in the plastic and reconstructive surgery segments with our advanced wound care products such as Medihoney®, weight offloading, and amniotic tissue.
We made significant investments over the last two years with our channel expansion in the U.S. and created four dedicated sales channels to have more focus and specialization within our call points to drive sustainable growth. We have a specialized sales organization composed of directly employed sales representatives, as well as specialty distributors, organized based upon their call point. Our extremity orthopedics sales representatives call on surgeons who treat extremity orthopedic disorders, including osteoarthritis, rheumatoid arthritis, wrist, ankle and shoulder arthroplasty, and other conditions requiring foot or hand reconstruction. Additionally, we sell our shoulder products through a specialty distributor network of sales agents who call on shoulder surgeons. Our wound reconstruction acute (inpatient) sales representatives call on surgeons doing procedures in limb salvage, trauma, wound reconstruction and burns, while our advanced wound care sales representatives call on physicians who treat chronic wounds in the outpatient wound care clinic setting. We also have a dedicated surgical reconstruction sales team focused on plastic and reconstructive surgery and hernia procedures with differentiated products. Finally, we have a distributor network focused on biologics.
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
Regenerative Technologies. Integra was the first and only company to receive a United States Food and Drug Administration ("FDA") claim for regeneration of dermal tissue and is a world leader in regenerative technology. Because regenerative technology products represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these projects. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural collagen and human tissues as well as synthetics such as polymers. These unique product designs are used for neurosurgical and orthopedic surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template (IDRT) products and complementary technologies that we have acquired over the last few years. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications. In 2017 and 2018, we introduced ten new regenerative technology products, including SurgiMend MP to address Abdominal Hernias, SurgiMend PRS for plastic and reconstructive surgery, AmnioExcel Plus and new sizes of PriMatrix® and Omnigraft for treatment of wounds.
Orthopedic Reconstruction. We develop fixation and small joint reconstruction implants and instruments for upper and lower extremities to both provide next generation solutions and expand our product portfolio. This portfolio focuses on joint replacement products. Integra has a strong shoulder portfolio, which includes a total shoulder system and a reverse shoulder. We continue to work on advanced shoulder products and are developing next generation anatomical designs, bone preserving products and techniques, and a pyrocarbon shoulder hemiarthroplasty product to add to that portfolio. We have a strong differentiated asset that resides in our patented pyrocarbon products, and we continue to invest to bring new products to market with this technology, which has shown significantly less wear on bone than traditional metals. To expand our ankle offering, we launched the Integra® XT Ankle Revision System which may be used to revise most ankle prosthesis currently in the market. The non-randomized, prospective, multi-center post-market studies we launched in 2017 in the U.S., Europe and Canada to evaluate 2-year implant survivorship in subjects who received the Cadence® Total Ankle System for primary ankle arthroplasty is progressing and will further evaluate implant survivorship at 5 and 10 years post-operatively.
Electromechanical Technologies and Instrumentation. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation, for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebral spinal fluid (CSF) management, neuro-critical care (NCC) monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies. We also work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense. Finally, our lighting franchise is among the most dynamic in the industry, and we continue to invest in ongoing development in LED technology.
COMPETITION
Our competitors for Codman Specialty Surgical are the Aesculap division of B. Braun Medical, Inc., Medtronic, Inc., Stryker Corporation and Becton Dickinson and Company. In addition, we compete with many smaller specialized companies and larger companies that do not otherwise focus on the offerings that Codman Specialty Surgical technologies does. We rely on the depth and breadth of our sales and marketing organization, our innovative technology, and our procurement and manufacturing operations to maintain our competitive position.
Our competition in Orthopedics and Tissue Technologies includes the DePuy/Synthes business of Johnson & Johnson, ACell, Inc., Stryker Corporation, Wright Medical Group, N.V., Smith & Nephew plc, MiMedx Group, Inc., LifeCell Corporation, a subsidiary of Allergan PLC, and Zimmer Biomet Holdings, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.
Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that utilize autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete based on our products' features, strength of our sales force or distributors, sophistication of our technology and cost effectiveness of our solution.

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
Amniotic tissue is considered an HCT/P. However, on June 22, 2015, the FDA issued an Untitled Letter alleging that BioD’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high-risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high risk category. As of February 26, 2019, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Revenues from BioD morselized amniotic membrane-based products for the year ended December 31, 2018 were less than 1.0% of consolidated revenues. See “Item 1A. Risk Factors — Certain of our products are derived from human tissue and are subject to additional regulations and requirements.”
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
Medical device regulations also are in effect in many of the countries in which we do business outside the U.S. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). In addition, the EU enacted the EU Medical Device Regulation, which imposes stricter requirements on the marketing and sales of medical devices which includes but is not limited to quality systems and labeling. CE Mark Certification requires a comprehensive quality system program, technical documentation, clinical evaluation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Device Directive, Medical Device Regulation, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices or interpreting and enforcing existing regulations more strictly. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with the ISO 13485 Quality System standard.
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
In addition to the above regulations, we are, and may be, subject to regulation under country-specific federal and state laws, including, but not limited to, requirements regarding record keeping, and the maintenance of personal information, including personal health information. As a public company, we are subject to the securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We also are subject to other present and could be subject to possible future, local, state, federal and foreign regulations.
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
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and, potentially, intellectual property continue to evolve with increasingly strict enforcement regimes. In Europe, for example, we are subject to the EU data protection regulations, including the current EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection, use and transfer of personal data. A new EU General Data Protection Regulation ("GDPR") which became enforceable in May 2018 includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules.
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
EMPLOYEES
At December 31, 2018, we had approximately 4,500 employees engaged in production and production support for warehouse, engineering and facilities, quality assurance, quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in Austria, Belgium, Brazil, France, Germany, Italy and Mexico, none of our employees are subject to a collective bargaining agreement.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Geographic Product Revenues and Operations” and in our financial statements Note 16, Segment and Geographic Information, to our consolidated financial statements.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this report, including statements under “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:

•	general economic and business conditions, both nationally and in our international markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business;

•	anticipated demand for our products, particularly capital equipment;

•	our ability to produce regenerative-based products in sufficient quantities to meet sales demands;

•	our expectations concerning our ongoing restructuring, integration and manufacturing transfer and expansion activities;

•	existing and future regulations affecting our business, and enforcement of those regulations;

•	our ability to obtain additional debt and equity financing to fund capital expenditures, working capital requirements and acquisitions;

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

•	the impact of acquisitions and our ability to integrate acquisitions;

•	the impact of our restructuring activities;

•	expenditures for major initiatives, including acquired businesses and integrations thereof and restructuring;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	increased competition for a wide range of customers across all our product lines in the markets our products are sold;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals as well as changes in country-specific regulatory requirements;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business;

•	changes in the variable interest rates of our debt instruments which could impact debt service requirements;

•	potential backorders, lost sales and expenses incurred in connection with product recalls or field corrective actions;

•
disruption of our operations and sales resulting from extreme weather conditions or natural disasters that damage our manufacturing or distribution facilities, the suppliers and service providers for those facilities, or the infrastructure in the locations of those facilities;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	changes in the cost or decreases in the supply of raw materials, including energy, steel, pyrocarbon and honey;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;

•	the ability to maintain existing distribution rights to and from certain third parties;

•	the ability to maintain business if or when we opt to convert such business from distributors to a direct sales model;

•	the ability of our new commercial sales representatives to obtain sales targets in a reasonable time frame;

•	the impact of changes to our sales organization, including channel expansion in the U.S. and increased specialization;

•	peer-reviewed publications discussing the clinical effectiveness of the products we sell;

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
There is intense competition among medical device companies. We compete with established medical technology companies in many of our product areas. Competition also comes from early-stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. In certain cases, our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products, or that use other technologies that cost less than our products. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective at developing commercial products. Our competitors may be able to gain market share by offering lower-cost products or by offering products that enjoy better reimbursement from third-party payors, such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems.
Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement coverage under Medicare, Medicaid, private and public health insurers and foreign governmental health systems, obtain patent protection and produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid, private and public health insurers and foreign governmental health systems could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances, changes in customers' requirements, or changes in payor or regulatory evidence requirements. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary to gain entry or maintain our position or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and have been developing products to compete with our dural repair products, extremity reconstruction implants, regenerative skin, neuro critical care monitors and ultrasonic tissue ablation devices, among others. Further, in the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Competitive pressures could adversely affect our profitability. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in the areas in which we compete.

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
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2016 and December 31, 2018, we have acquired 3 businesses at a total cost of approximately $1.2 billion.
We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material, adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them and could require significant expenditures to address those controls or subject us to increased risk. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. If we cannot integrate acquired businesses and operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for the running of our business and the development of our business as well as risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. Further, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Certain potential acquisitions are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic acquisitions and could result in mandated divestitures. If we are unsuccessful in our acquisition strategy, we may be unable to meet our financial targets and our financial performance could be materially and adversely affected.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we have $926.4 million of goodwill and $163.1 million of indefinite-lived intangible assets as of December 31, 2018. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2018, we had $916.4 million and $300.1 million of finite-lived intangible assets and property, plant and equipment, respectively.
At December 31, 2018, our trade names had a carrying value of $241.4 million and decisions relating to our trade names may occur over time. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.
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
The Patient Protection and Affordable Care Act (the “ACA”), signed into law in March 2010, includes several provisions that impact our businesses in the U.S. The ACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions), require detailed disclosure of gifts and other remuneration made to healthcare professionals. Specifically, commencing on January 1, 2013, the ACA requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the U.S. In December 2015, President Obama signed into law The Consolidated Appropriations Act, which included a two-year moratorium on the excise tax for 2016 and 2017. On January 22, 2018, President Trump signed into law a funding bill, which extended the moratorium on the excise tax through December 31, 2019. Unless there is further legislative action during that period, the medical device excise tax will be reinstated on or after January 1, 2020. While this two-year moratorium on the medical device excise tax could provide a short-term benefit to the Company in terms of providing additional monies available to spend on various projects in 2018 and 2019, we are unable to predict what the long-term impact will have on our financial statements and financial performance.
Since the adoption of the ACA, the law has been challenged before the U.S. Supreme Court, and several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the ACA. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law. Furthermore, on January 20, 2017, an executive order was issued that, among other things, stated the intention of the administration to repeal the ACA and, pending that repeal, instructed the executive branch of the Federal government to defer or delay the implementation of any provision or requirement of the ACA that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, health insurer, or manufacturer of pharmaceuticals or medical devices. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which eliminates the penalty for individuals who fail to purchase acceptable health insurance starting in 2019 and will most likely result in the reduction in the number of insured people in the U.S. We cannot predict whether the ACA will be repealed, replaced, or further modified, what impact the President’s executive order will have on the implementation and enforcement of the provisions of the ACA, or what impact the elimination of the penalty and resulting reduction in the number of insured people in the U.S. will have on the demand and pricing for our products. In addition, if the ACA is replaced or modified, we cannot predict what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the ACA would remain in place. As a result, while we are unable to predict the effect of the ACA and the various activities surrounding it on our business, financial condition or results of operations, changes to this law, or a new law that replaces it, could materially and adversely affect our business and results of operations.
In addition to the ACA, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) repealed the Sustainable Growth Rate formula used to calculate Medicare payment updates for physicians providing services to Medicare beneficiaries. In its place, MACRA introduced the Quality Payment Program (“QPP”), which is a value-based program that focuses on quality and outcomes as a metric for physician reimbursement. The Centers for Medicare and Medicaid Services released its final rules for the QPP in October 2016. The QPP, which impacts more than 600,000 physicians and other practice-based clinicians, represents a fundamental change in physician reimbursement, transitioning from a system that solely rewards volume of care to one that also rewards quality and value of care. While the full impact of QPP on physicians’ practices and product selection decisions will not be fully known until payment adjustments go into effect in 2019, 2017 represented the first performance measurement year. The program’s increased emphasis on quality and cost of care may encourage physicians to merge practices or seek direct employment with hospitals. In addition, the ACA encourages hospitals and physicians to work collaboratively through shared savings programs as well as other bundled payment initiatives. These shifts could lead to a consolidation of hospital providers into larger delivery networks with increased price negotiation strength resulting in downward pressure on our selling prices. Although we believe that we are well positioned to minimize any such impact on our business, our inability to address the consolidation trend could materially and adversely affect our business and results of operations.
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

•
in the U.S., Medicare and Medicaid coverage as well as commercial payor coverage determinations could reduce or eliminate reimbursement or coverage for certain of our wound matrix, amniotic, and advanced wound dressing products as well as other products in most regions, negatively affecting our market for these products, and future determinations could reduce or eliminate reimbursement or coverage for these products in other regions and could reduce or eliminate reimbursement or coverage for other products;

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
Both before and after a product is commercially released, we have ongoing responsibilities under FDA and foreign regulations. For example, we are required to comply with the FDA's Quality System Regulation, which mandates that manufacturers of medical devices adhere to certain quality assurance requirements pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. As another example, the Federal Medical Device Reporting regulation requires us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA or equivalent foreign agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA or equivalent foreign agency could ban such medical devices, detain or seize such medical devices, order a recall, repair, replacement, or refund of such devices, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.
Governments are expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or equivalent foreign agencies. Additionally, the FDA may restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material, adverse effect on our financial condition and results of operations. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material, adverse effect on our financial condition and results of operations.
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
The FDA Reauthorization Act of 2017 (“FDARA”), which includes the reauthorization of the Medical Device User Fee Amendments of 2012, as well as other medical device provisions, went into effect October 1, 2017. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. Under FDARA, this user fee program has been reauthorized through fiscal year 2022. Under the Medical Device User Fee Amendments, or MDUFA III, there are additional requirements regarding the FDA Establishment Registration and Listing of Medical Devices. All U.S. and foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. That said, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with these requirements and choose not to register with the FDA. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the FDA Establishment Registration requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier and our business could be adversely affected.
We are subject to extensive complex regulatory requirements by domestic and foreign government agencies and any failure to comply with our ongoing responsibilities under their applicable laws and regulations could result in a material adverse impact on our business.
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
Certain of our products, including our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2018, approximately 37% of our revenues derived from products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. The World Organization for Animal Health ("OIE") recognizes the U.S. as having a negligible risk for BSE, which is the highest status available.
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
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high risk-category. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its amniotic membrane tissue-based products. Revenues from BioD morselized amniotic material-based products for the year ended December 31, 2018 was less than 1% of consolidated revenues.
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
Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid, private and public health insurers, and foreign governmental health systems, regarding our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on governments, third-party payors and providers to reduce healthcare costs, and healthcare reform legislation and initiatives domestically and internationally. One or more of these factors could vary unpredictably, and such variations could have a material, adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.
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
Our leverage and debt service obligations could adversely affect our business.

As of December 31, 2018, our total consolidated external debt was approximately $1.4 billion. (See Item 7 for a discussion of our consolidated external debt.) We may also incur additional indebtedness in the future. Our substantial indebtedness could have material, adverse consequences, including:

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

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;

•	products which use many different specialty parts from numerous suppliers, such as our intracranial monitors, catheters and headlights;

•	products that use pyrolytic carbon (i.e., PyroCarbon) technology, such as certain of our reconstructive extremity orthopedic implants;

•	products which are amniotic tissue based;

•	products that use medical grade leptospermum honey, such as our Medihoney products; and

•	our TCC-EZ® total contact cast system products.
In connection with our Confluent Surgical acquisition in January 2014, we entered into a multi-year supply agreement with an affiliate of the seller to continue to manufacture the acquired surgical sealant and adhesion barrier product lines. Pursuant to a contract we entered in 2015, we transferred manufacturing of these product lines to a third party in 2018.
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
In an effort to protect our trade secrets, we require our employees, consultants and advisors to execute confidentiality and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of their relationships with us must be kept confidential. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.
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
If we do not successfully integrate newly acquired businesses into our business operations, including Codman Neurosurgery, our business could be materially and adversely affected.
We will need to successfully integrate the operations of recently and pending acquired businesses, including our acquisition of Codman Neurosurgery, with our business operations. The failure to integrate the business operations of the acquired businesses successfully would have a material, adverse effect on our business, financial condition and results of operations. As a result of these acquisitions, we will undergo substantial changes in a short period of time and our business will change and broaden in size and the scope of products we offer. Integrating the operations of multiple new businesses with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources, including the coordination of information technologies, sales and marketing, research and development, operations, manufacturing and finance functions. The integration process could disrupt the businesses and, if implemented ineffectively, could preclude realization of the full benefits that we expect from these transactions. Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could materially and adversely affect our results of operations. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

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
In connection with the acquisition of the Codman Neurosurgery business from Johnson & Johnson, we entered into certain transition services agreements with Johnson & Johnson under which they are providing certain manufacturing, distribution and other services to the Company. While we have transitioned off of certain of the transition services, any interruption in, or inability of Johnson & Johnson to provide, these services for any reason could have a material, adverse effect on our business, financial condition and results of operations.
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
Damage to our manufacturing, distribution, development and/or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could significantly disrupt our operations, the operations of suppliers and critical infrastructure and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. Certain of our manufacturing facilities are located in Puerto Rico, which in the past has experienced both severe earthquakes and other natural disasters. We believe the risk associated with operating a manufacturing plant in Puerto Rico, post Hurricane Maria, has returned to historical levels. While there are still some challenges with the energy system and service is occasionally disrupted for short periods, it has not impacted operations primarily due to the generator capacity at the plant. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
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

An experienced third-party hosts and maintains the enterprise business system used to support certain of our transaction processing for accounting and financial reporting, supply chain and manufacturing. Currently, we have developed a comprehensive disaster recovery plan for the Company’s infrastructure. As we have not fully tested the plan, we have adopted alternative solutions to mitigate business risk, including backup equipment, power and communications. We also implemented a comprehensive backup and recovery process for our key applications. Our global production and distribution operations are dependent on the effective management of information flow between facilities. An interruption of the support provided by our enterprise business systems could have a material, adverse effect on the business.
We may experience difficulties, delays, performance impact or unexpected costs from consolidation of facilities.
We consolidated several facilities in recent years and may further consolidate our operations in the future in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, the anticipated benefits and savings from these efforts because of unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.
We are exposed to a variety of risks relating to our international sales and operations.
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
On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the British government began negotiating the terms of the UK’s future relationship with the EU. Until the terms of the UK’s exit from the EU on March 29, 2019 are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our business is subject, impose greater restrictions on imports and exports between the UK and the EU and other parties, and create economic and political uncertainty in the region.
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
There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-

Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure that:

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
Cyber-attacks or other disruptions to our information technology systems could adversely affect our business.
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
If we are unable to maintain reliable information technology systems and prevent disruptions, outages, or data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to laws and regulations, including data protection and cyber security laws and regulations, in many jurisdictions. The variety of U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in “Item 1. Business - Government Regulation - Other Factors - Data Privacy and Cybersecurity Laws and Regulations." We have programs to ensure compliance with such laws and regulations. However, there is no guarantee that we will avoid enforcement actions by governmental bodies. Enforcement actions may be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. While Integra has not been named in any such suits, if a substantial breach or loss of data were to occur, we could become a target of such litigation.
Changes in the calculation and or complete replacement of LIBOR could have an impact on our business.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement and global financial benchmark reforms generally have resulted in the future of certain interest rate benchmarks being more uncertain. There is a chance that LIBOR may be disrupted, materially change, or no longer be published in the future. Currently, there is no definitive information regarding the future of LIBOR or a replacement rate. We have multiple debt facilities which bear interest at a variable rate equal to the Eurodollar LIBOR rate in effect from time to time. A change or transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Management continues to monitor the status and discussions regarding LIBOR.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2018 fiscal year.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in New Jersey, Ohio, Pennsylvania, Massachusetts, Tennessee, Canada, France, Germany, Ireland, Switzerland, and Puerto Rico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Kentucky, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada, Kentucky and Belgium. We own our facilities in Biot, France, Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany, Ohio, and Pennsylvania and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia and Germany.
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
TEI
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of January 14, 2019, only one active case remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; and (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of December 31, 2018, no indemnification payments were received nor owed in relation to the lawsuits.
BioD
On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 4 - Acquisitions and Pro Forma Results, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated and the likelihood of loss is remote.
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
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low closing sales prices for our common stock for each quarter for the last two years:

	2018		2017
	High	Low	High	Low
Fourth Quarter	$64.51	$42.62	$51.77	$46.22
Third Quarter	$65.87	$57.63	$55.76	$47.80
Second Quarter	$67.23	$54.05	$54.54	$40.86
First Quarter	$57.38	$46.55	$44.90	$41.09
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
The number of stockholders of record as of February 22, 2019 was approximately 971, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2018, 2017 or 2016.
Sale of Registered Securities
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
Issuer Purchases of Equity Securities
On December 11, 2018, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. This stock repurchase authorization replaces the previous $150.0 million stock repurchase authorization, approved by the Board in 2016.
There have been no shares of common stock repurchased by the Company for the years ended December 31, 2018, 2017 or 2016.
See Note 8, Treasury Stock, in our consolidated financial statements for further details.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. All results and data in the tables below reflect continuing operations, unless otherwise noted. As a result, the data presented below will not necessarily agree to previously issued financial statements. See Note 4, Acquisitions and Pro Forma Results for additional information regarding the impact of 2018, 2017 and 2016 acquisitions in Item 15 of this Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$1,472,441	$1,188,236	$992,075	$882,734	$796,717
Costs and expenses	1,361,443	1,143,432	876,735	803,147	728,860

Operating income (4)	110,998	44,804	115,340	79,587	67,857
Interest expense, net (1) (2)	(61,883)	(34,764)	(25,779)	(23,504)	(21,799)
Other income (expense), net (7)	8,288	1,345	845	4,588	(492)
Income from continuing operations before income taxes	57,403	11,385	90,406	60,671	45,566
(Benefit from) provision for income taxes (4) (6)	(3,398)	(53,358)	15,842	53,820	9,271
Net income from continuing operations	$60,801	$64,743	$74,564	$6,851	$36,295
Loss from discontinued operations (net of tax benefit)	$—	$—	$—	$(10,370)	$(2,291)
Net income (loss)	$60,801	$64,743	$74,564	$(3,519)	$34,004

Diluted net income per common share from continuing operations	$0.72	$0.82	$0.94	$0.10	$0.55
Diluted net loss per common share from discontinued operations	$—	$—	$—	$(0.15)	$(0.03)
Diluted net income (loss) per common share	$0.72	$0.82	$0.94	$(0.05)	$0.52
Weighted average common shares outstanding for diluted net income per share	83,999	79,121	79,194	71,354	65,920

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Financial Position:
Cash, cash equivalents	$138,838	$174,935	$102,055	$48,132	$71,734
Total assets (5) (8)	3,107,887	3,211,257	1,807,954	1,774,224	1,412,402
Short-term borrowings under the term loan of the Senior Credit Facility	22,500	60,000	—	14,375	3,750
Long-term borrowings including the revolving portion of the Senior Credit Facility (1)	1,210,513	1,781,142	665,000	481,875	413,125
Long-term debt (2) (5) (9)	121,200	—	—	218,240	211,623
Retained earnings (4)	348,373	285,186	220,443	145,879	314,960
Stockholders’ equity (3)	1,375,796	962,306	839,667	751,443	704,322

(1)
For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, we reported the borrowings outstanding under the revolving portion of our Senior Credit Facility as long-term debt as well as the 1.625% convertible senior notes due in 2016 ("2016 Convertible Notes"). We also reported the term loan as long-term debt with the exception of current principal payments due within 12 months, which are classified as short-term. At December 31, 2018, we have a total of $1.2 billion outstanding under our Senior Credit Facility and $954.4 million available for future borrowings.

(2)	In 2011, we issued $230.0 million of the 2016 Convertible Notes. The 2016 Convertible Notes were repaid in December 2016 in accordance with their terms.

(3)
In 2018, we closed on a public offering of common stock. We issued 6.0 million shares of common stock and received total proceeds, net of underwriting fees and offering expenses, of approximately $349.6 million.

In 2015, we closed on a public offering of common stock. We issued 8.0 million shares of common stock and received total proceeds, net of underwriting fees and offering expenses, of approximately $219.7 million.

(4)
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. Results of operations for the reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. The adoption of Topic 606 resulted in an increase to the opening retained earnings of $1.9 million, which was recorded net of taxes as of January 1, 2018 to reflect the change in timing of the recognition of revenue related to the Company's private label business from point in time to over time during the manufacturing process and goods in transit for which control was transferred to customers at the time of shipment. Total assets and liabilities increased by $7.1 million and $5.2 million, respectively, as of January 1, 2018.
In 2016, the Company elected to adopt Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The Company elected to account for forfeitures as they occur. The impact in retained earnings as of December 31, 2015 from this provision was not significant. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $3.8 million for the year ended December 31, 2016.

(5)
In 2016, the Company adopted Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. The Company reclassified a portion of the debt issuance costs from other assets to long-term debt as of December 31, 2015, 2014 and 2013.

(6)
The benefit from income taxes in 2017 includes $43.4 million related to the re-measurement of our deferred taxes resulting from a reduction of the federal statutory rate from 35% to 21% from the Tax Cuts and Jobs Act (the "2017 Tax Act"), enacted in December 2017 (see Note 12, Income Taxes, of the consolidated financial statements).

(7)	In 2017, other income (expense), net, includes gain on sale of business of $2.6 million related to the Divestiture to Natus (as defined in Item 7. Management's Discussion and Analysis).

(8)	Presented for continuing operations only.

(9)
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). As of December 31, 2018, the Company had $121.2 million of outstanding borrowings under its Securitization Facility. Refer to Note 5, Debt, for further information on the Securitization Facility.

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
GENERAL
Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, and the repair of nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products, advanced wound care, and orthopedic hardware through a combination of several global acquisitions and by developing products internally to further meet the needs of its customers.

We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products offer specialty surgical implants and instrumentation for a broad range of specialties. This product category includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies products portfolios consists of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private-label sales of a broad set of our regenerative and wound care medicine technologies.
We manufacture many of our products in plants located in the United States (the "U.S."), Canada, France, Germany, Ireland, Switzerland, and Puerto Rico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. In 2018, we fully integrated the commercial teams from the acquired Codman Neurosurgery business.
Orthopedics and Tissue Technologies products are sold through directly employed sales representatives, distributors focused on their respective surgical specialties and strategic partners. During 2018, we completed the expansion of our sales channels by establishing dedicated teams for the extremity orthopedics, acute wound reconstruction, outpatient wound care and surgical reconstruction markets.
Integra is committed to delivering high quality products that positively impact the lives of millions of patients and their families. We focus on four key pillars: 1) building an execution-focused culture, 2) achieving relevant scale, 3) improving agility and innovation, and 4) leading in customer excellence. We believe that by sharpening our focus on these areas through improved planning and communication, optimization of our infrastructure, and strategically aligned tuck-in acquisitions, we can build scale, increase competitiveness and achieve our long-term goals.
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
To this end, our executive leadership team has established the following key priorities aligned to this strategy:
Strategic Acquisitions. An important part of our strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which we compete. In 2018, integrating the Codman Neurosurgery business, which was acquired from Johnson and Johnson in the previous year, remained a top priority and we will continue to transition the business throughout 2019. This acquisition expanded our portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to bring our entire Integra portfolio to a global market.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts focus on regenerative technologies and other projects with the potential for significant returns on investment. In 2018, we achieved significant milestones in research and development by successfully launching nine new products. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We also continue to identify low-growth, low-margin products and product franchises for discontinuation and will continue to look at other ways of optimizing our portfolio.
Commercial Channel Investments. With acquisitions, new product introductions and a broader portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching our customers and addressing their needs. Internationally, we have increased our commercial resources significantly in all markets and are making investments to support our sales organization and maximize our commercial opportunities. We now have a strong international sales channel that will deliver our current portfolio as well as position us for expansion. In addition, we continue to build upon our leadership brands across our product franchises to enable us to engage hospital systems through enterprise-wide contracts.
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
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In 2017, we introduced seven new regenerative technology products, including new sizes of PriMatrix® and OmniGraft®, and our largest electromechanical product, the CUSA® Clarity. In 2018, we launched the CUSA® Clarity platform in Japan, AmnioExcel® Plus, Integra® XT ankle revision system and Panta® II in the U.S. We continue to work on advanced shoulder products and are developing a pyrocarbon hemi shoulder product to add to our orthopedic reconstruction portfolio. We launched Panta® II outside the U.S. during the first quarter of 2019. Panta® II is a new fusion nail used in ankle fixation. In our electromechanical technologies portfolio, we are focused on the development of core clinical applications and anticipate a steady flow of product launches in early 2019, including the introduction of a new electrosurgery generator, a next generation ICP monitor platform and an innovative customer-centric toolkit for our Certas™ valve along with additional shunt configurations. We continue to work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense and invest in ongoing development, such as in LED technology.
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
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of February 26, 2019 the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic material-based products for the year ended December 31, 2018 were less than 1.0% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and reach of our product portfolios and drive relevant scale to our customers. As a result of several recent acquisitions, our financial results for the year ended December 31, 2018 may not be directly comparable to those of the corresponding prior-year periods. See Note 4 - Acquisitions and Pro Forma Results, to our consolidated financial statements for a further discussion.
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
On October 6, 2017, upon the terms and subject to the conditions set forth in the Divestiture Agreement (see Note 4 - Acquisitions and Pro Forma Results), the Divestiture was completed and Natus paid an aggregate purchase price of $46.4 million. Revenues related to the Divestiture included in the Company's financial results for the period ended December 31, 2017 was $27.0 million.
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
RESULTS OF OPERATIONS
Executive Summary
Our net income from continuing operations in 2018 was $60.8 million, or $0.72 per diluted share, as compared to $64.7 million, or $0.82 per diluted share in 2017, and $74.6 million, or $0.94 per diluted share, in 2016.
Revenues from 2016 to 2018 increased $480.4 million, generating $258.0 million of additional gross margin over that time period resulting primarily from the businesses that we acquired and organic growth. Costs and expenses increased sequentially as new employees, especially in selling, general and administrative functions, joined the Company as a result of acquisitions. In addition, integration expenses in 2018 and 2017 increased from 2016 as a result of the businesses we acquired.
The benefit from income taxes in 2017 was primarily driven by a re-measurement of our deferred taxes resulting from a reduction of the federal statutory rate from 35% to 21% from the 2017 Tax Act and a decrease in income before income taxes in 2017 resulting from acquisition and integration costs related to the Derma Sciences and the Codman Neurosurgery acquisitions.

Special Charges
Income before taxes includes the following special charges:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Acquisition and integration-related charges (1)	$93,926	$117,947	$18,898
Structural optimization charges	19,598	7,461	9,240
Impairment charges	4,941	3,290	—
Litigation matters	4,598	—	—
Global ERP implementation charges	—	2,780	15,585
Hurricane Maria charges	—	2,758	—
Discontinued product lines charges	—	1,156	—
Convertible debt non-cash interest	—	—	8,075
Total	$123,063	$135,392	$51,798

(1)
The amounts have been reduced by $2.6 million in 2017, representing gain on sale of business to Natus. See Note 4, Acquisitions and Pro Forma Results, of our consolidated financial statements for more information.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of goods sold	$34,563	$28,413	$18,869
Research and development	—	—	200
Selling, general and administrative	87,709	107,361	24,654
Interest expense	—	—	8,075
Other income	791	(382)	—
Total	$123,063	$135,392	$51,798

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

Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2018	2017	2016
Segment Net Sales	(In thousands)
Codman Specialty Surgical	$963,929	$720,301	$632,524
Orthopedics and Tissue Technologies	508,512	467,935	359,551
Total revenues	1,472,441	1,188,236	992,075
Cost of goods sold	571,496	435,511	349,089
Gross margin on total revenues	$900,945	$752,725	$642,986
Gross margin as a percentage of total revenues	61.2%	63.3%	64.8%
Revenues
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017.
For the year ended December 31, 2018, total revenues increased by $284.2 million, or 23.9%, to $1,472.4 million from $1,188.2 million during the prior year. Domestic revenues increased $151.6 million, or 17.0%, to $1,045.9 million and were 71.0% of total revenues for the year ended December 31, 2018. International revenues increased to $426.6 million, compared to $293.9 million during 2017. The increase compared to the prior year primarily resulted from the full-year sales impact of products acquired as part of the Codman Neurosurgery acquisition, which resulted in incremental revenue of $235.6 million, a $3.8 million favorable impact of foreign exchange as well as growth in both segments of $71.8 million, which includes twelve months of Derma Sciences revenue in 2018, offset by $27.0 million of revenue from divested products in 2017.
Codman Specialty Surgical revenues were $963.9 million, an increase of 33.8% from the prior-year period. The increase primarily resulted from incremental revenues from Codman Neurosurgery of $235.6 million. Growth in our legacy Neurosurgery portfolio was primarily driven by our CUSA® capital and disposables portfolio and dural repair. Revenues for Precision Tools and Instruments increased by low-single digits over the prior period due to increased volume in the business.
Orthopedics and Tissue Technologies revenues were $508.5 million, an increase of 8.7% from the prior-year period. In our Wound Reconstruction portfolio used in inpatient and outpatient procedures, sales of our Integra skin products including PriMatrix, and amniotic tissue products, increased mid-double digits. Revenues for Private Label increased by mid-single digits over the prior period due to increased volume in the business. In our Extremity Orthopedics business, sales declined low-single digits driven by a decline in our lower fixation portfolio offset by growth in our shoulder and ankle portfolios.
With our global reach, we generate revenues in multiple foreign currencies. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016.
For the year ended December 31, 2017, total revenues increased by $196.2 million, or 20%, to $1,188.2 million from $992.1 million during the prior year. Domestic revenues increased by $128.7 million, or 17%, to $894.3 million and were 75% of total revenues for the year ended December 31, 2017. International revenues increased to $293.9 million, compared to $226.5 million during 2016. Foreign exchange fluctuations had a positive impact of $2.4 million on revenues for the year.
Codman Specialty Surgical revenues were $720.3 million, an increase of 14% from the prior year. The increase primarily resulted from one quarter of revenues from Codman Neurosurgery of $76.9 million. Growth in our legacy Neurosurgery portfolio was also driven by our CUSA® capital and disposables. Precision Tools and Instruments increased by low-single digits over the prior period due to increased volume in the business.
Orthopedics and Tissue Technologies revenues were $467.9 million, an increase of 30% from the prior year. The increase largely resulted from the impact of the 2017 acquisition of Derma Sciences, which added $84.6 million incremental revenue in the period. We also saw increases in our Wound Reconstruction portfolio, Extremity Orthopedics business and Private Label business driven by strong demand for our skin products and continued relationships with customers.
With our global reach, we generate revenues in multiple foreign currencies. Accordingly, we experience currency exchange risk with respect to those foreign currency denominated revenues.
Gross Margin
Gross margin as a percentage of revenues was 61.2% in 2018, 63.3% in 2017, and 64.8% in 2016. The decrease in gross margin percentage of total revenue from 2017 to 2018 resulted primarily from dilution related to full-year product sales from the Codman Neurosurgery acquisition at lower margins than the Company's historical average. Additionally, there were higher net costs associated with amortization for technology-based intangible assets recorded in connection with the Codman Neurosurgery acquisition.
The decrease in gross margin percentage of total revenue from 2016 to 2017 resulted primarily from dilution related to product sales from the Codman Neurosurgery acquisition at lower margins than the Company's average. Additionally, there were higher net costs associated with fair value inventory purchase accounting adjustments from the Codman Neurosurgery and Derma Sciences acquisitions and amortization for technology-based intangible assets recorded in connection with the acquisitions.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2018	2017	2016
Research and development	5.3%	5.3%	5.9%
Selling, general and administrative	46.9%	52.5%	45.9%
Intangible asset amortization	1.4%	1.7%	1.4%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and intangible asset amortization expense, increased $82.0 million or 12% to $789.9 million in 2018, compared to $707.9 million in the prior year.
RESEARCH AND DEVELOPMENT. Research and development totaled $78.0 million in 2018, compared to $63.5 million in 2017 and $58.2 million in 2016. Similar to the prior year, the increase in research and development costs from 2017 to 2018 primarily resulted from the full-year impact of the acquisitions of Derma Sciences and Codman Neurosurgery and additional spending on new product development and clinical studies.
SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the year ended December 31, 2018 increased by $66.7 million or 10.7% to $690.7 million, compared to $624.1 million in the same period in the prior year. Selling and marketing expenses increased by $72.3 million, primarily resulting from the full-year impact of the Derma Sciences and Codman Neurosurgery acquisitions, higher headcount in our sales force compared to the prior year, higher commission costs resulting from increases in revenue and channel expansion. General and administrative costs decreased by $5.6 million, primarily resulting from one-time costs for the year ended December 31, 2017 related to acquiring and integrating the Derma Sciences and Codman Neurosurgery businesses in the year of acquisition.
Selling, general and administrative expenses for the year ended December 31, 2017 increased by $168.5 million or 37.0% to $624.1 million, compared to $455.6 million in 2016. Selling and marketing expenses increased by $63.9 million, primarily resulting from the Derma Sciences and Codman Neurosurgery acquisitions, higher headcount in our sales force compared to the prior year, and higher commission costs resulting from increases in revenue. General and administrative costs increased by $104.6 million, primarily resulting from the costs related to acquiring and integrating the Derma Sciences and Codman Neurosurgery businesses and increased compensation costs.
INTANGIBLE ASSET AMORTIZATION.
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2018 was $21.2 million, compared to $20.4 million in 2017. The increase primarily resulted from the full-year impact of amortization on the intangible assets added as part of the Derma Sciences acquisition.
In 2017, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2017 was $20.4 million, compared to $13.9 million in 2016. The increase primarily resulted from amortization on the intangible assets added as part of our Derma Sciences acquisition.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development ("IPR&D")) to be approximately $66.2 million in 2019, $65.9 million in 2020, $64.8 million in 2021, $61.3 million in 2022, $60.4 million in 2023 and $596.6 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest income	$2,800	$255	$24
Interest expense	(64,683)	(35,019)	(25,803)
Other income, net	8,288	1,345	845
Total non-operating income and expense	$(53,595)	$(33,419)	$(24,934)

Interest Income and Interest Expense
Interest income increased in 2018 as compared to 2017 primarily due to the interest rate differential on cross-currency swaps designated as net investment hedges. These cross-currency swaps were consummated during the fourth quarter of 2018. Interest income was minimal in 2017 and 2016.
Interest expense was $64.7 million, $35.0 million and $25.8 million in 2018, 2017 and 2016, respectively. Interest expense increased in 2018 as compared to 2017 and 2016 primarily resulting from an increase in our weighted average interest rate and the full-year impact of increased borrowings under our Senior Credit Facility to fund the acquisitions of Derma Sciences and Codman Neurosurgery in 2017. As of December 31, 2018 and 2017, our weighted average interest rate was 3.9% and 3.6%, respectively.
Interest expense increased in 2017 as compared to 2016 primarily because of increased borrowings under our Senior Credit Facility to fund the acquisitions of Derma Sciences and Codman Neurosurgery. This increase was offset by non-cash interest in 2016 related to the accounting for convertible securities of $8.1 million.
Our reported interest expense for the years ended December 31, 2018, 2017 and 2016 included $6.3 million, $2.7 million and $2.5 million, respectively, of non-cash amortization of debt issuance costs.
Other Income, Net
Other income of $8.3 million in 2018 was primarily due to the full-year impact of the interest rate differential on cross-currency swaps designated as cash flow hedges. These cross-currency swaps were consummated during the fourth quarter of 2017. Other income increased in 2017, as compared to 2016, primarily due to the gain on sale of Natus in 2017 offset by losses on sales of short-term investments acquired from Derma Sciences and transactional foreign exchange losses.
Income Taxes
Our effective income tax rate was (5.9)%, (468.7)% and 17.5% of income before income taxes in 2018, 2017 and 2016, respectively. See Note 12, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate.
In 2018, the Company's higher worldwide effective tax rate, as compared to 2017, was primarily attributable to an increase in the Company's income before taxes and the continuing impact of complying with the 2017 Tax Act. The Company recorded a $2.0 million expense related to GILTI and a $0.9 million expense related to nondeductible executive compensation; both resulting from changes made by the 2017 Tax Act.
The 2017 Tax Act included numerous changes to existing U.S. tax laws that have and will continue to impact the Company. The most notable change was a reduction in the federal statutory tax rate from 35% to 21%. In 2017, the lower effective tax rate was primarily driven by a tax benefit of $43.4 million as a result of the re-measurement of deferred taxes using this reduced federal tax rate. In addition, the Company's income before taxes decreased in 2017 compared to 2016, primarily resulting from the acquisition and integration costs related to the 2017 acquisitions of Derma Sciences and Codman Neurosurgery.
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
Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate the range of our worldwide effective income tax rate for 2019 to be approximately 18.5% to 19.0%.
We recorded a cumulative valuation allowance of $7.0 million against the remaining $104.9 million of gross deferred tax assets recorded at December 31, 2018. Our deferred tax asset valuation allowance decreased by $1.0 million in 2018 and increased by $4.4 million in 2017. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. The decrease in valuation allowance in 2018 primarily results from the realization of certain deferred tax assets related to acquisition of Derma Sciences and the impact of current year activity. If we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.
At December 31, 2018, we had net operating loss carryforwards of $118.4 million for federal income tax purposes, $34.5 million for foreign income tax purposes and $25.6 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2035, $0.9 million of the foreign net operating loss carryforwards expire through 2025 with the remaining $33.6 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2037.
The 2017 Tax Act imposed a one-time repatriation tax on accumulated foreign subsidiaries’ untaxed foreign earnings (“Toll Tax”). As of December 31, 2017, we recorded income tax expense of approximately $5.5 million as an estimate of the Toll Tax on certain foreign earnings. The calculation of the Toll Tax allows for the ability to offset positive foreign earnings with existing foreign deficits and use of foreign tax credits. We finalized our tax filings for 2017 and recorded a benefit of $1.0 million as an adjustment to the 2017 Toll Tax liability; resulting in a total Toll Tax liability of $4.5 million. The Company asserts that it has the ability and intent to indefinitely reinvest the undistributed earnings from its foreign operations unless there is a tax-free manner under which to remit the earnings.
As of December 31, 2018, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company finalized its calculations and completed its accounting for the income tax effects of the 2017 Tax Act in December 2018. The Company adjusted its provisional estimate of the Toll Tax, reducing the total liability by $1.0 million, which decreased the Company's effective tax rate by 1.7%.
The 2017 Tax Act subjects the Company to tax on GILTI earned by certain foreign subsidiaries. The Company can make an accounting policy election to either recognize deferred taxes related to GILTI or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for the GILTI tax in the year the tax is incurred.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$1,045,887	$894,260	$765,608
Europe	201,354	150,147	120,588
Asia Pacific	144,253	80,636	59,985
Rest of World	80,947	63,193	45,894
Total Revenues	$1,472,441	$1,188,236	$992,075
In 2018, sales to our U.S. customers increased 17.0% from the prior year. We saw increases in our Wound Reconstruction portfolio, Private Label business, Precision Tools and Instruments business and our CUSA® capital and disposables portfolio which benefited from organic growth as well as the full-year impact of the Derma Sciences and Codman Neurosurgery acquisitions consummated in 2017. European sales increased 34.1% in 2018 compared to the prior year, resulting primarily from the full-year impact of the Derma Sciences and Codman Neurosurgery acquisitions as well as increases in our Wound Reconstruction portfolio. Sales to customers in Asia Pacific and Rest of World increased 78.9% and 28.1% in 2018, respectively, compared to the prior year, primarily driven by the full-year impact of the Derma Sciences and Codman Neurosurgery acquisitions.
In 2017, sales to our U.S. customers increased 16.8% from the prior year. We saw increases in our regenerative technologies, private label, dural access and repair, advanced energy, precision tools and instruments and extremities businesses, which benefited from organic growth as well as contributions from the Derma Sciences and Codman Neurosurgery acquisitions. European sales increased 24.5% in 2017 compared to the prior year, resulting primarily from increases in sales in our Codman Specialty Surgical portfolio as well as regenerative technologies. Both areas included contributions from the Codman Neurosurgery and Derma Sciences acquisitions. Sales to customers in Asia Pacific and Rest of World increased by 34.4% and 37.7% in 2017, respectively, compared to the prior year, primarily driven by the Derma Sciences and Codman Neurosurgery acquisitions.
With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies. Accordingly, we will experience currencies exchange risk with respect to those foreign currency denominated revenues and operating expenses. The Company generated revenues denominated in foreign currencies of $332.8 million, $185.9 million and $163.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling $138.8 million and $174.9 million at December 31, 2018 and 2017, respectively.
In 2019, we anticipate that our principal uses of cash will be for support and maintenance of our existing plants for facility automation and developments of our new Mansfield, Massachusetts manufacturing facility.
We determined that our existing cash, future cash to be generated from operations, and our remaining $954.4 million of borrowing capacity under our senior secured revolving credit facility at December 31, 2018, if needed, will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months after the date the financial statements are issued or are available to be issued.
At December 31, 2018, our non-U.S. subsidiaries held approximately $110.5 million of cash and cash equivalents that are available for use by all of our operations around the world. The Company asserts that it has the ability and intent to indefinitely reinvest the undistributed earnings from its foreign operations unless there is a tax-free manner under which to remit the earnings.
Cash Flows

	Year Ended December 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$199,683	$114,544
Net cash used in investing activities	(49,705)	(1,221,335)
Net cash provided (used in) by financing activities	(180,872)	1,168,947
Effect of exchange rate fluctuations on cash	(5,203)	10,724
Net increase (decrease) in cash and cash equivalents	$(36,097)	$72,880

Cash Flows Provided by Operating Activities
We generated operating cash flows of $199.7 million, $114.5 million and $116.4 million for years ended December 31, 2018, 2017 and 2016, respectively.
Operating cash flows in 2018 increased compared to the same period in 2017. Net income for the year, adjusted for items included in net income which did not result in a change to our cash balance, amounted to cash inflows of $197.9 million, compared to $115.9 million in 2017. The increase to net income, adjusted for items included in net income year over year is primarily attributed to the full-year operating impact of the Derma and Codman acquisitions consummated during 2017 and organic growth of the Company during 2018. Changes in working capital in 2018 increased cash flows by approximately $0.3 million. Among the changes in working capital, accounts receivable used $17.0 million of cash, inventory provided $8.3 million of cash, prepaid expenses and other current assets provided $3.9 million of cash, accounts payable, accrued expenses and other current liabilities provided $3.6 million of cash and deferred revenue provided $1.5 million of cash.
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

Cash Flows Used in Investing Activities
During the year ended December 31, 2018, we paid $77.7 million for capital expenditures, most of which were directed to the expansion of our new Mansfield, Massachusetts facility and commercial expansion. We received $26.7 million from the Codman Neurosurgery acquisition for a working capital adjustment.
During the year ended December 31, 2017, we paid an aggregate of $1.2 billion for the acquisitions of Codman Neurosurgery and Derma Sciences. The payment for Derma Sciences included a $210.5 million payment of the purchase price plus a $26.6 million payment for the BioD Product Payment in May 2017 (see Note 4, Acquisitions and Pro Forma Results). We received $17.0 million from the sale of short-term investments acquired from Derma Sciences. We also received $46.4 million from the Divestiture to Natus in October 2017. We paid $43.5 million in cash for capital expenditures, most of which was directed towards the expansion of our manufacturing facilities and commercial expansion.
During the year ended December 31, 2016, we paid $47.3 million in cash for capital expenditures, most of which was directed to the expansion of our collagen manufacturing center, new instruments for several product launches, facility improvements and enterprise resource planning implementation.
Cash Flows Provided by Financing Activities
Our principal sources of cash from financing activities in the year ended December 31, 2018 were $349.6 million from the issuance of common stock and $171.2 million in borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $660.0 million on the revolving portion of our Senior Credit Facility, payments of $15.9 million for inventory that was included in the initial purchase accounting for Codman Neurosurgery and $22.3 million of payments relating to contingent consideration.
Our principal sources of cash from financing activities in the year ended December 31, 2017 were $700.0 million under the Term Loan component of our Senior Credit Facility, and $607.0 million of borrowings under the revolver component of our Senior Credit Facility offset by $117.0 million in repayments under our Senior Credit Facility, and $19.0 million in debt issuance costs related to our Senior Credit Facility.
Our principal sources of cash from financing activities in the year ended December 31, 2016 were $500.0 million under the term loan component of our Senior Credit Facility, $180.0 million of borrowings under the revolver component of our Senior Credit Facility, and a $184.3 million repayment of the 2016 Convertible Notes offset by $511.3 million in repayments under our Senior Credit Facility.
Working Capital
At December 31, 2018 and December 31, 2017, working capital was $512.5 million and $473.2 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Upcoming Debt Maturities
The first quarterly installment of the Company's Term Loan component of its Senior Credit Facility is due on September 30, 2019. We recorded a total of $22.5 million of the Term Loan component of the Senior Credit Facility as a current liability in the Company's consolidated balance sheets.
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

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, or plus the applicable rate (ranging from 0% to 0.75%),

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
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, acquisitions, debt repayments and other general corporate purposes. At December 31, 2018 and 2017, there was $345.0 million and $655.0 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 4.0% and 3.7%, respectively. At December 31, 2018 and 2017, there was $900.0 million and $1.2 billion outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.9% and 3.6%, respectively.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2018 the Company was in compliance with all such covenants. The Company capitalized $4.2 million and $19.1 million of incremental financing costs in 2018 and 2017, respectively, in connection with the modifications of the Senior Credit Facility.
Letters of credit outstanding as of December 31, 2018 and 2017 totaled $0.6 million, respectively. There were no amounts drawn as of December 31, 2018.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable Securitization Facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the revolving loan facility at any one time is limited to $150.0 million. The Securitization Facility agreement is for an initial three-year term and may be extended. The agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2018, the Company was in compliance with the covenants and none of the termination events had occurred. As of December 31, 2018, the Company had $121.2 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 3.4%.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan component at December 31, 2018 were approximately $322.2 million and $852.1 million, respectively. The fair value of the outstanding borrowing of the Securitization Facility at December 31, 2018 was approximately $116.4 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
In connection with the issuance of the 2016 Convertible Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction was approximately $28.72 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction was approximately $35.03 per share, subject to customary anti-dilution adjustments. The strike price of the call transactions and warrant transactions has been adjusted similar to the 2016 Convertible Notes as a result of the spin-off of the Company's spine business in July 2015 to $26.42 per share and $32.22 per share, respectively. The warrants expired on a series of expiration dates from March 2017 to August 2017. For the year ended December 31, 2017, the hedge participants exercised 8,707,202 warrants, and, as a result, the Company issued 2,839,743 shares of common stock for the year ended December 31, 2017. The Company has no warrants outstanding as of December 31, 2018.
Share Repurchase Plan
On December 11, 2018, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. This stock repurchase authorization replaces the previous $150 million stock repurchase authorization which was approved by the Board in 2016.
There have been no shares of common stock repurchased by the Company under any of these authorizations in the years ended December 31, 2018 or 2017.
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
Contractual Obligations and Commitments
As of December 31, 2018, we were obligated to pay the following amounts under the following agreements:

		Payments Due by Calendar Year
	Total	2019	2020-2021	2022-2023	Thereafter
	(In millions)
Senior Credit Facility - Revolver (1)	$345.0	$—	$—	$345.0	$—
Senior Credit Facility - Term Loan	900.0	22.5	101.2	776.3	—
Securitization Facility (1)	121.2	—	121.2	—	—
Interest (2)	136.8	34.7	64.3	37.8	—
Employment Agreements (3)	4.0	3.0	1.0	—	—
Operating Leases (4)	169.8	16.8	26.3	24.2	102.5
Purchase Obligations	13.4	11.6	1.8	—	—
Others	12.0	6.1	1.3	1.3	3.3
Total	$1,702.2	$94.7	$317.1	$1,184.6	$105.8

(1)
The Company may borrow and make payments against the Revolving Credit Facility and Securitization Facility from time to time and considers all of the outstanding amounts to be long-term based on its current intent and ability to repay the borrowing outside the next twelve-month period.

(2)	As the Revolving Credit Facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
(3)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
(4)
During 2018, the Company entered into a lease for a new corporate headquarters in Princeton, NJ which will commence during the second quarter of 2019. The Company will make cumulative total payments of approximately $67.0 million over the term of the lease.

Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $0.7 million. The Company has excluded its contingent consideration obligation and above market supply agreement liability related to prior acquisitions from the contractual obligations table above; these liabilities had a total fair value of $0.4 million at December 31, 2018. The liabilities for uncertain tax benefits, contingent consideration, and the above market supply agreement liability have been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits or contingent consideration may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the year ended December 31, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
We record a provision for estimated sales returns and allowances on revenues in the same period as the related revenues are recorded. We base these estimates on historical sales returns and allowances and other known factors. If actual returns or allowances differ from our estimates and the related provisions for sales returns and allowances, we may change the provision in the future through an increase or decrease in revenues.
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
Acquisitions
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. Net assets acquired are recorded at fair value at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The fair values of net assets acquired may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.
Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of the probability of payment and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
Valuation of Goodwill
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Our assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. We review goodwill for impairment annually as of July 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Refer to Note 7 - Goodwill and Other Intangible Assets for more information on reportable segments.
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
Derivatives
We develop, manufacture, and sell medical devices globally. Our earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. We address these risks through a risk management program that includes the use of derivative financial instruments and operate the program pursuant to documented corporate risk management policies. All derivative financial instruments are recognized in the financial statements at fair value in accordance with the authoritative guidance. Under the guidance, for those instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation, based on the exposure being hedged. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, and gains and losses on these derivatives generally offset losses and gains on the item being hedged. We have not entered into derivative transactions for speculative purposes and from time to time, we may enter into derivatives that are not designated as hedging instruments in order to protect the Company from currency volatility due to intercompany balances.
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
Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company's global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries. See Note 12, Income Taxes, in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax expense (benefit) and the effect foreign taxes have on our overall effective tax rate.
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
Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes, and the temporary differences created by the tax effects of capital loss, net operating loss and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We could recognize no benefit from our deferred tax assets or we could recognize some or all of the future benefit depending on the amount and timing of taxable income we generate in the future.
We intend to indefinitely reinvest substantially all of our foreign earnings in our foreign subsidiaries unless there is a tax–free manner under which to remit the earnings. The current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. The 2017 Tax Act imposed a Toll Tax on a deemed repatriation of undistributed earnings of foreign subsidiaries. One time or unusual items that may impact our ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary, and changes in tax laws.
As of December 31, 2018, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company applied the guidance of SAB No. 118 when accounting for the enactment date effects of the 2017 Tax Act in 2017 and throughout 2018. The Company finalized its calculations and completed its accounting for the income tax effect of the 2017 Tax Act in December 2018.
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
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2018, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities.
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
The net plan assets of the pension plans are invested in common trusts as of December 31, 2018. Common trusts are classified as Level 2 in fair value hierarchy. The fair value of common trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts.
The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations for the year ended December 31, 2018 and 2017, respectively:

	As of December 31,
	2018	2017
Discount rate	1.00%	0.74%
Expected return on plan assets	3.40%	3.08%
Rate of compensation increase	1.70%	1.70%
A change of plus (minus) 25 basis points on expected rate of return on plan assets, with other assumptions held constant, would have an estimated $0.1 million favorable (unfavorable) impact on pension plan costs. As of December 31, 2018, contributions expected to be paid to the plan in 2019 is $1.9 million.
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
Stock-based Compensation
We apply the authoritative guidance for stock-based compensation. This guidance requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Stock-based compensation expense for stock option awards is based on the grant date fair value on using the binomial distribution model. The Company recognizes compensation expense for stock option awards, restricted stock awards, performance stock awards and contract stock awards on a ratable basis over the requisite service period of the award. All excess tax benefits and taxes and tax deficiencies from stock-based compensation are included in the provision for income taxes in the consolidated statement of operations.
Recently Issued and Adopted Accounting Standards
Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2018.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros ("EUR"), Swiss francs ("CHF"), British pounds ("GBP"), Canadian dollars, Japanese yen, Mexican pesos, Brazilian reais, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period.
On October 1, 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency translation on foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges at December 31, 2018 was $354.5 million and GBP 128.3 million. Under the terms of these contracts, which have been designated as net investment hedges, we will make interest payments in GBP and receive interest in U.S. dollars and GBP. Upon the maturity of these contracts, the Company will pay the notional amounts in EUR, GBP and CHF and receive U.S. dollars and GBP from the counterparties.
On October 2, 2017, we entered into cross currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of Swiss Franc denominated intercompany loans into U.S. dollars. The CHF denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of the Codman Acquisition. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in CHF and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties. The total notional amount of our cross-currency swap agreements designated as cash flow hedges at December 31, 2018 were $300.0 million.
On November 28, 2017, we entered into a foreign currency forward contract, with a notional amount of $8.9 million to mitigate the foreign currency exchange risk related to certain intercompany loans denominated in CHF. The contract was not designated as a hedging instrument. The foreign currency forward contract was settled on September 28, 2018.
We maintain written policies and procedures governing our risk management activities. With respect to derivatives, changes in hedged items are generally expected to be completely offset by changes in the fair value of hedge instruments. Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
The results of operations discussed herein have not been materially affected by inflation.
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2018 would increase interest income by approximately $1.4 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 2 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of December 31, 2018 (dollar amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	$410
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	415
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	418
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	619
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	1,287
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	1,246
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	1,491
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	1,460
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	418
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	162
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	1-month USD LIBOR	2,076
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1-month USD LIBOR	(2,594)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1-month USD LIBOR	(2,551)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1-month USD LIBOR	(2,568)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	1-month USD LIBOR	(797)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	1-month USD LIBOR	(873)
Total interested rate derivatives designated as cash flow hedge	$1,475,000						$619
These interest rate swaps were designated as a cash flow hedges as of December 31, 2018.
The total notional amount of interest rate swaps in effect as of December 31, 2018 was $900 million. Based on our outstanding borrowings at December 31, 2018, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $4.7 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and the financial statement schedule specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.
Information on quarterly results of operations is set forth in our financial statements under Note 17, “Selected Quarterly Information — Unaudited,” to our consolidated financial statements.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 16, 2019, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
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

3.2(a)	Amended and Restated Bylaws of the Company, effective as of May 17, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

3.2(b)
Second Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of December 11, 2018 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-k filed on December 12, 2018)

4.1
Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.2
Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.3(a)
Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)

4.3(b)
First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3(c)
Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)

4.3(d)
Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

4.3(e)
Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)

4.3(f)
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
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 31, 2017, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

4.3(o)
Fifth Amended and Restated Credit Agreement, dated as of May 3, 2018, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank N.A., Citizens Bank, N.A., DNB Bank ASA, New York Branch, HSBC Bank plc, HSBC Bank USA, National Association, Suntrust Bank, TD Bank, N.A., Bank of Nova Scotia and Capital One, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 9, 2018)

4.4
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

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
Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.2(b)
First Amendment to Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 29, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.3(b)
Form of Indemnification Agreement for Non-Employee Directors and Officers (effective prior to February 15, 2019) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.3(c)	10.3 (c) Form of Indemnification Agreement for Non-Employee Director and Officers effective February 15, 2019. *

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

10.32	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.33	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.34(a)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)*

10.34(b)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2016)*

10.34(c)	Form of Performance Stock Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on February 29, 2016)*

10.34(d)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018) *

10.34(e)	Form of Performance Stock Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.35	Performance Incentive Compensation Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

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

10.43(a)
Agreement and General Release by and between Robert Paltridge and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.43(b)	Agreement and General Release by and between Richard D. Gorelick and Integra LifeSciences Corporation

10.44(c)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016)*

10.44(d)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2017)

10.44(e)	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2018)*

10.45(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.45(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.45(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.45(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.45(e)	Compensation of Non-Employee Directors of the Company effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2014)*

10.45(f)	Compensation of Non-Employee Directors of the Company effective May 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2015)*

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

10.74(a)
Receivables Financing Agreement, dated as of December 21, 2018, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.74(b)
Purchase and Sale Agreement, dated as of December 21, 2018, by and among Integra LifeSciences Sales LLC, Integra LifeSciences Corporation and Integra Receivables LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

12.1
Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended 2015, 2014, 2013, 2012 and 2011, and the Nine Months Ended September 30, 2016 (Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 ASR filed November 4, 2016)

18.1
Preferability letter of Independent Public Accounting Firm dated May 1, 2014 (Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

18.2
Preferability Letter of Independent Public Accounting Firm dated July 31, 2012 (Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 26, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J. Arduini	President and Chief Executive Officer,	February 26, 2019
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ Glenn G. Coleman	Corporate Vice President and	February 26, 2019
Glenn G. Coleman	Chief Financial Officer (Principal Financial Officer)

/s/ Jeffrey A. Mosebrook	Vice President, Corporate Controller	February 26, 2019
Jeffrey A. Mosebrook	(Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 26, 2019
Stuart M. Essig, Ph.D.

/s/ Rhonda Germany Ballintyn	Director	February 26, 2019
Rhonda Germany Ballintyn

/s/ Keith Bradley, Ph.D.	Director	February 26, 2019
Keith Bradley, Ph.D.

/s/ Barbara B. Hill	Director	February 26, 2019
Barbara B. Hill

/s/ Lloyd W. Howell, Jr.	Director	February 26, 2019
Lloyd W. Howell, Jr.

/s/ Donald E. Morel, Jr., Ph.D.	Director	February 26, 2019
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 26, 2019
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 26, 2019
Christian S. Schade

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integra LifeSciences Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2019

We have served as the Company’s auditor since 1989.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Total revenue, net	$1,472,441	$1,188,236	$992,075
Costs and Expenses:
Cost of goods sold	571,496	435,511	349,089
Research and development	78,041	63,455	58,155
Selling, general and administrative	690,746	624,096	455,629
Intangible asset amortization	21,160	20,370	13,862
Total costs and expenses	1,361,443	1,143,432	876,735
Operating income	110,998	44,804	115,340
Interest income	2,800	255	24
Interest expense	(64,683)	(35,019)	(25,803)
Other income, net	8,288	1,345	845
Income before income taxes	57,403	11,385	90,406
(Benefit from) provision for income taxes	(3,398)	(53,358)	15,842
Net income	$60,801	$64,743	$74,564
Basic net income per common share	$0.73	$0.84	$1.00
Diluted net income per common share	$0.72	$0.82	$0.94
Weighted average common shares outstanding (See Note 13):
Basic	82,857	76,897	74,386
Diluted	83,999	79,121	79,194

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$60,801	$64,743	$74,564
Other comprehensive income (loss), before tax:
Change in foreign currency translation adjustments	(19,159)	37,454	(10,278)

Unrealized gain (loss) on derivatives
Unrealized derivative (loss) gain arising during period	11,709	(3,425)	1,871
Less: Reclassification adjustments for gains included in net income	13,400	2,958	—
Unrealized (loss) gain on derivatives	(1,691)	(6,383)	1,871

Defined benefit pension plan - net (loss) gain arising during period	(643)	(57)	(45)

Total other comprehensive income (loss), before tax	(21,493)	31,014	(8,452)
Income tax benefit (expense) related to items in other comprehensive loss	(143)	2,333	(800)
Total other comprehensive income (loss), net of tax	(21,636)	33,347	(9,252)

Comprehensive income, net of tax	$39,165	$98,090	$65,312

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$138,838	$174,935
Trade accounts receivable, net of allowances of $3,719 and $8,882	265,737	251,799
Inventories, net	280,347	296,332
Prepaid expenses and other current assets	90,160	99,080
Total current assets	775,082	822,146
Property, plant and equipment, net	300,112	269,251
Intangible assets, net	1,079,496	1,159,627
Goodwill	926,475	937,905
Deferred tax assets	6,805	6,250
Other assets	19,917	16,078
Total assets	$3,107,887	$3,211,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$22,500	$60,000
Accounts payable, trade	76,050	93,967
Deferred revenue	3,764	11,051
Accrued compensation	75,693	73,392
Short-term portion of contingent consideration	—	22,793
Accrued expenses and other current liabilities	84,545	87,708
Total current liabilities	262,552	348,911
Long-term borrowings under senior credit facility	1,210,513	1,781,142
Long-term borrowings under securitization facility	121,200	—
Deferred tax liabilities	57,778	65,130
Other liabilities	80,048	53,768
Total liabilities	1,732,091	2,248,951
Commitments and contingencies (Refer to Note 15)
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 88,044 and 81,306 issued at December 31, 2018 and 2017, respectively	880	813
Additional paid-in capital	1,192,601	821,758
Treasury stock, at cost; 2,881 and 2,912 shares at December 31, 2018 and 2017, respectively	(120,615)	(121,644)
Accumulated other comprehensive loss	(45,443)	(23,807)
Retained earnings	348,373	285,186
Total stockholders’ equity	1,375,796	962,306
Total liabilities and stockholders’ equity	$3,107,887	$3,211,257

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net income	$60,801	$64,743	$74,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,730	88,945	72,665
Non-cash impairment charges	4,941	3,290	—
Deferred income tax benefit	(8,184)	(67,304)	(6,474)
Share-based compensation	20,779	21,550	17,310
Amortization of debt issuance costs	6,270	2,722	2,529
Non-cash interest expense	—	—	8,074
Realized loss on sale of short-term investments	—	2,287	—
Loss on disposal of property and equipment	1,385	6,989	1,765
Gain on divestiture of business	—	(2,645)	—
Change in fair value of contingent consideration and others	1,214	(4,710)	(13)
Payment of accreted interest	—	—	(42,786)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(17,021)	(89,698)	(17,518)
Inventories	8,300	99	(9,576)
Prepaid expenses and other current assets	3,933	(33,808)	14,912
Other non-current assets	1,052	(914)	(475)
Accounts payable, accrued expenses and other current liabilities	3,588	95,321	(414)
Deferred revenue	1,504	3,874	1,251
Other non-current liabilities	391	23,803	591
Net cash provided by operating activities	199,683	114,544	116,405
INVESTING ACTIVITIES:
Change in restricted cash	—	—	4,165
Proceeds from sale of short-term investments	—	16,951	—
Proceeds from note receivable	910	483	—
Cash used in business acquisitions, net of cash acquired	26,704	(1,241,946)	225
Purchases of property and equipment	(77,741)	(43,503)	(47,328)
Proceeds from sales of property and equipment	422	293	316
Proceeds from divestiture of business	—	46,387	—
Net cash used in investing activities	(49,705)	(1,221,335)	(42,622)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	171,200	1,307,000	680,000
Payments on debt	(660,000)	(117,000)	(511,250)
Net cash paid for contingent consideration	(38,196)	(4,661)	—
Proceeds from the issuance of common stock, net of issuance costs	349,590	—	—
Payment of liability component of convertible notes	—	—	(184,313)
Payment of capital lease obligation	—	—	(653)
Debt issuance costs	(5,037)	(19,043)	(4,530)
Proceeds from exercised stock options	9,392	9,774	10,481
Cash taxes paid in net equity settlement	(7,821)	(7,123)	(4,851)
Net cash provided by (used in) financing activities	(180,872)	1,168,947	(15,116)
Effect of exchange rate changes on cash and cash equivalents	(5,203)	10,724	(4,744)
Net increase (decrease) in cash and cash equivalents	(36,097)	72,880	53,923
Cash and cash equivalents at beginning of period	174,935	102,055	48,132
Cash and cash equivalents at end of period	$138,838	$174,935	$102,055

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2016	91,714	$917	(17,830)	$(367,121)	$1,019,670	$(47,902)	$145,879	$751,443
Net income	—	—	—	—	—	—	74,564	74,564
Other comprehensive loss, net of tax	—	—	—	—	—	(9,252)	—	(9,252)
Treasury shares retirement	(17,830)	(178)	17,830	367,121	(366,943)	—	—	—
Settlement of convertible notes	2,946	29	—	—	(29)	—	—	—
Exercise of convertible note hedge	—	—	(2,946)	(123,051)	123,051	—	—	—
Issuance of common stock through employee stock purchase plan	12	1	—	—	390	—	—	391
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	824	8	—	—	5,203	—	—	5,211
Shared-based compensation	—	—	—	—	17,310	—	—	17,310
Balance, December 31, 2016	77,666	$777	(2,946)	$(123,051)	$798,652	$(57,154)	$220,443	$839,667
Net income	—	—	—	—	—	—	64,743	64,743
Other comprehensive income (loss), net of tax	—	—	—	—	—	33,347	—	33,347
Issuance of common stock through employee stock purchase plan	12	—	—	—	509	—	—	509
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	788	8	19	1,407	723	—	—	2,138
Exercise of warrants	2,840	28	—	—	(28)	—	—	—
Share-based compensation	—	—	—	—	21,902	—	—	21,902
Balance, December 31, 2017	81,306	$813	(2,927)	$(121,644)	$821,758	$(23,807)	$285,186	$962,306
Adoption of Update No. 2014-09	—	—	—	—	—	—	1,854	1,854
Adoption of Update No. 2018-02	—	—	—	—	—	—	532	532
Net income	—	—	—	—	—	—	60,801	60,801
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21,636)	—	(21,636)
Issuance of common stock through employee stock purchase plan	—	—	—	—	553	—	—	553
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	700	4	46	1,029	52	—	—	1,085
Equity offering	6,038	60	—	—	349,529	—	—	349,589
Share-based compensation	—	3	—	—	20,709	—	—	20,712
Balance, December 31, 2018	88,044	880	(2,881)	(120,615)	1,192,601	(45,443)	348,373	1,375,796

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
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets and in-process research and development ("IPR&D"), amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows, depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, and valuation of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
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
The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company's historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provision for doubtful accounts net of recoveries, associated with accounts receivable, included in selling, general and administrative expense, were $0.6 million, $2.0 million, and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. Inventories consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Finished goods	$179,885	$190,100
Work in process	47,715	58,637
Raw materials	52,747	47,595
Total inventories, net	$280,347	$296,332
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2018 or 2017.
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
Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2018	2017	Useful Lives
	(In thousands)
Land	$1,837	$1,881
Buildings and building improvements	20,472	20,243	5-40 years
Leasehold improvements	105,063	90,329	1-20 years
Machinery and production equipment	143,921	137,914	3-20 years
Surgical instrument kits	31,231	30,511	4-5 years
Information systems and hardware	129,962	127,946	1-7 years
Furniture, fixtures, and office equipment	17,731	17,394	1-15 years
Construction-in-progress	105,075	62,967
Total	555,292	489,185
Less: Accumulated depreciation	(255,180)	(219,934)
Property, plant and equipment, net	$300,112	$269,251
Depreciation expense associated with property, plant and equipment was $44.1 million, $36.1 million, and $31.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2018 and 2017, respectively, the Company capitalized $2.3 million and $1.1 million of interest expense into property, plant and equipment.
ACQUISITIONS
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the consolidated financial statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in selling, general and administrative expense in consolidated statements of operations. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of the probability of payment and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date. Payments that would be recognized as contingent consideration in a business combination are expensed when incurred in an asset acquisition.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company reviews goodwill for impairment annually as of July 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Refer to Note 7, Goodwill and Other Intangibles for more information.
The Company has two reportable segments with three underlying reporting units: Instruments and Neurosurgery, under Codman Specialty Surgical and Orthopedics and Tissue Technologies. Refer to Note 16, Segment and Geographic Information for more information on reportable segments.
When the Company acquires a business, the assets acquired, including IPR&D, and liabilities assumed are recorded at their respective fair values as of the acquisition date. The Company's policy defines IPR&D as the fair value of those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of intangible assets, including IPR&D, acquired as part of a business combination requires the Company to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.8 million and $0.5 million to the Integra Foundation during the years ended December 31, 2018 and 2017, respectively. There were no contributions to the Integra Foundation during 2016. These contributions were recorded in selling, general, and administrative expense.
DERIVATIVES
The Company develops, manufactures, and sells medical devices globally, and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments and operates the program pursuant to documented corporate risk management policies. All derivative financial instruments are recognized in the financial statements at fair value in accordance with the authoritative guidance. Under the guidance, for those instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation, based on the exposure being hedged. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company's derivative instruments do not subject its earnings or cash flows to material risk, and gains and losses on these derivatives generally offset losses and gains on the item being hedged. The Company has not entered into derivative transactions for speculative purposes and from time to time, the Company may enter into derivatives that are not designated as hedging instruments in order to protect itself from currency volatility due to intercompany balances.
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
The Company entered into a foreign currency forward contract that is not designated as a hedging instrument for accounting purposes. This contract is recorded at fair value, with the changes in fair value recognized into other income, net on the consolidated financial statements. Refer to Note 6, Derivative Instruments for more information.
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction (loss) gain of $1.7 million, $(2.9) million and $0.3 million are reported in other income, net in the statements of operations, for the year ended December 31, 2018, 2017 and 2016, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. Reserves are established for positions that don't meet this recognition threshold. The reserve is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. These reserves are classified as long-term liabilities in the consolidated balance sheets of the Company, unless the reserves are expected to be paid in cash during the next twelve months, in which case they are classified as current liabilities. The Company also records interest and penalties accrued in relation to uncertain tax benefits as a component of income tax expense.
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
The Company continues to indefinitely reinvest substantially all of its foreign earnings. The current provisional analysis indicates that the Company has sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. The Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted in December 2017, imposed a toll tax on a deemed repatriation of undistributed earnings of foreign subsidiaries. One time or unusual items that may impact the ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary, changes in tax laws.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company applied the guidance of SAB No. 118 when accounting for the enactment date effects of the 2017 Tax Act in 2017 and throughout 2018. The Company finalized its calculations and completed its accounting for the income tax effect of the 2017 Tax Act in December 2018.
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
Revenues from sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. For product sales, invoices are generally issued upon the transfer of control (or upon the completion of the manufacturing in the case of the private label transactions recognized over time) and are typically payable 30 days after the invoice date. The Company performs a review of each specific customer's creditworthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers' creditworthiness prospectively. Refer to Note 3, Revenue From Contracts With Customers for more information.
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
AMENDMENT TO THE CERTIFICATE OF INCORPORATION AND STOCK SPLIT
On October 25, 2016, the Board of Directors recommended, subject to stockholder approval, an Amendment to the Company’s Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of common stock from 60.0 million shares to 240.0 million shares with $0.01 per share par value, for the purpose of, among other things, affecting a two-for-one stock split. The Stockholders approved the amendment on its special Stockholders Meeting on December 21, 2016 and the Company filed a certificate of amendment to the amended and restated certificate of incorporation to affect the increase in authorized share of common stock and the two-for-one-stock split. Stockholders of record, as of the close of markets on December 21, 2016, became entitled to receive one additional share of common stock for each share held. The shares were distributed on January 3, 2017. No fractional shares of common stock were issued as a result of the two-for-one stock split. The adjusted stock price was reflected on the NASDAQ stock market on January 4, 2017.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK-BASED COMPENSATION
The Company applies the authoritative guidance for stock-based compensation. This guidance requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Stock-based compensation expense for stock option awards are based on the grant date fair value using the binomial distribution model. The Company recognizes compensation expense for stock option awards, restricted stock awards, performance stock awards and contract stock awards over the requisite service period of the award. All excess tax benefits and taxes and tax deficiencies from stock-based compensation are included in provision for income taxes in the consolidated statement of operations. Refer to Note 9, Stock-based Compensation for more information.
PENSION BENEFITS
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
Total contributions to the defined benefit plans were $1.7 million and $0.5 million during the years ended December 31, 2018 and 2017. There were no contributions to the defined benefit plans for the year ended December 31, 2016.
The Company uses the corridor approach in measuring the amount of net periodic benefit pension cost to recognize each period. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. Those unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants.
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
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2018, 2017 and 2016.
NEW ACCOUNTING PRINCIPLES ADOPTED
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2017. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method. The Company applies the practical expedient as defined in Topic 606 to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs which are included in selling, general, and administrative expenses are consistent with the accounting prior to the adoption of Topic 606. The Company also elected to use the practical expedient to not adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less. See Note 3, Revenues from Contracts with Customers, for further information.
In August 2016, the FASB issued Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after business combinations, proceeds from the settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transaction. This update became effective for all annual periods and interim reporting periods beginning after

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018 on a retrospective basis. The adoption of this guidance had no significant impact on the Company's consolidated financial statements.
In October 2016, the FASB issued Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires that the income tax consequences of intra-entity transfers of assets other than inventory be recognized as a current-period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard became effective for all annual periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective January 1, 2018. The adoption of this guidance had no significant impact on the Company's consolidated financial statements.
In March 2017, the FASB issued Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations if one is presented. If a separate line item or items were to be used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items is/are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. In addition, the amendments also allow only the service cost component to be eligible for capitalization when applicable. The new standard became effective for annual periods beginning after December 15, 2017. The Company adopted ASU 2017-07 effective January 1, 2018. The Company recognized the components of net periodic benefit cost other than the service cost component in other (expense) income, net in the consolidated statements of operations. The adoption of this guidance had no significant impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting. The update serves to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard became effective for all annual periods beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this guidance had no significant impact on the Company's consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act (as defined in Note 12, Income Taxes). This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt the ASU 2018-02 effective January 1, 2018, which resulted in the reclassification of $0.5 million from accumulated other comprehensive loss to retained earnings related to a net unrealized loss on cash flow hedges.
NEW ACCOUNTING PRINCIPLES NOT YET ADOPTED
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under current accounting guidance, an entity is not required to report operating leases on the balance sheet. The amendment requires that lessees recognize virtually all of its leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2018. The Company will adopt this standard on January 1, 2019 using the modified retrospective method. The Company is currently finalizing the changes to its processes, systems and controls which are necessary to support recognition and disclosure under the new lease standard. The estimated impact of recording a right-of-use asset and lease liability for operating leases will increase total assets and total liabilities 2% and 4% respectively, when considering the balances of total assets and total liabilities as of December 31, 2018. During 2018, the Company entered into a lease for a new corporate headquarters in Princeton, NJ which will commence during the second quarter of 2019. The estimated impact above excludes the impact of this lease. The Company will make cumulative total payments of approximately $67.0 million over the term of the lease.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2018, the FASB issued ASU Number 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU Number 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU Number 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. The Company will adopt this ASU concurrently with ASU Number 2016-02.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to early adopt ASU 2018-14 on January 1, 2019. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020), and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied on a prospective basis. The Company plans to early adopt ASU 2018-16 on January 1, 2019. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest during the years ended December 31, 2018, 2017 and 2016 was $58.3 million (net of $2.3 million that was capitalized into construction in progress), $32.3 million (net of $1.1 million that was capitalized into construction in progress) and $57.2 million (net of $1.0 million that was capitalized into construction in progress), respectively. Cash paid for interest during the year ended December 31, 2016 includes a $42.8 million payment of accreted interest associated with convertible notes issued in 2016.
In December 2016, the Company settled convertible notes issued in 2011 and issued 2.9 million shares of common stock with a fair value of $122.0 million. The Company also received 2.9 million shares of common stock from the exercise of call options with hedge participants with fair value of $123.1 million at the date of the exercise which was held as treasury stock as of December 31, 2016.
For the year ended December 31, 2017, the Company issued 2.8 million shares of common stock due to the exercise of 8.7 million warrants associated with convertible notes issued in 2011.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2018, 2017 and 2016 was $10.4 million, $14.6 million and $4.3 million, respectively.
Property and equipment purchases included in liabilities at December 31, 2018, 2017 and 2016 were $5.4 million, $7.8 million and $4.7 million, respectively.
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
For products shipped with FOB shipping point terms, the control of the product passes to the customer at the time of shipment. For shipments in which the control of the product is transferred when the customer receives the product, the Company recognizes revenue upon receipt by the customer. Certain products that the Company produces for private label customers have no alternative use and the Company has a right of payment for performance to date. Revenues from those products are recognized over the period that the Company manufactures these products, which is approximately one to three months. The Company uses the input method to measure the manufacturing activities completed to date, which depicts the progress of the Company's performance obligation of transferring control of goods being manufactured for private label customers.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarized the changes in the contract asset and liability balances for the year ended December 31, 2018:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total
(amounts in thousands)
Contract Asset
Contract asset, January 1, 2018	$3,552
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(3,552)
Contract asset, net of transferred to trade receivables on contracts during the period	4,193
Contract asset, December 31, 2018	$4,193

Contract Liability
Contract liability, January 1, 2018	$11,059
Recognition of revenue included in beginning of year contract liability	(3,081)
Contract liability, net of revenue recognized on contracts during the period	4,780
Foreign currency translation	(42)
Contract liability, December 31, 2018	$12,716
At December 31, 2018, the short-term portion of the contract liability of $3.8 million and the long-term portion of $8.9 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of December 31, 2018, the Company is expected to recognize revenue of approximately $3.8 million in 2019, $2.8 million in 2020, $1.9 million in 2021, $1.2 million in 2022, $0.8 million in 2023, and $2.2 million thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the years-ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(amounts in thousands)
Neurosurgery	684,148	446,994	367,985
Precision Tools and Instruments	279,781	$273,307	$264,539
Total Codman Specialty Surgical	963,929	720,301	632,524

Wound Reconstruction	305,465	269,068	178,524
Extremity Orthopedics	96,688	98,876	97,067
Private Label	106,359	99,991	83,960
Total Orthopedics and Tissue Technologies	508,512	467,935	359,551
Total revenue	$1,472,441	$1,188,236	$992,075

See Note 16, Segment and Geographical Information, for details of revenues based on the location of the customer.
Effect of Adoption of ASC Topic 606
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Results of operations for the reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition.
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
The impact of adoption of Topic 606 to the Company's consolidated statement of operations for the year ended December 31, 2018 was as follows:

	Year Ended December 31, 2018
	As Reported	Excluding Impact of Topic 606
	(Amounts in thousands)
Statement of Operations
Total revenue, net	$1,472,441	$1,468,075
Cost of goods sold	571,496	570,028
Income tax benefit	(3,398)	(4,119)
Net income	60,801	58,624

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The adoption of Topic 606 had no significant impact on the Company's consolidated balance sheet as of December 31, 2018.
4. ACQUISITIONS AND PRO FORMA RESULTS
Johnson & Johnson's Codman Neurosurgery Business
On February 14, 2017, the Company entered into a binding offer letter (the “Offer Letter”) with DePuy Synthes, Inc., a Delaware corporation (“DePuy Synthes”), a wholly-owned subsidiary of Johnson & Johnson, pursuant to which Integra made a binding offer to acquire certain assets, and assume certain liabilities, of Johnson & Johnson’s Codman neurosurgery business (the “Codman Acquisition”). The assets and liabilities subject to the proposed Codman Acquisition relate to the research, development, manufacturing, marketing, distribution and sale of certain products used in connection with neurosurgery procedures. The purchase price for the Codman Acquisition was $1.014 billion.
The Codman Acquisition was accounted for using the acquisition method of business combination under ASC 805, Business Combinations. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. During the third quarter of 2018, the Company completed the purchase accounting for the Codman Acquisition.
In connection with the closing of the Codman Acquisition, the Company and DePuy Synthes entered into certain additional ancillary agreements, including transition services agreements, a transition manufacturing services agreement and certain other customary agreements. Amounts accrued and due to DePuy Synthes as of December 31, 2018 and 2017 were $22.8 million and $25.4 million, respectively.
The Company recorded revenue for Codman Neurosurgery of approximately $312.5 million and $76.9 million, in the consolidated statements of operations and comprehensive income for the years ended December 31, 2018 and 2017, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date and reflects measurement period adjustments subsequent to the acquisition date:

	Final Valuation	Weighted Average Life
	(Dollars in thousands)
Inventory	74,962
Assets held for sale	30,813
Other current assets	8,202
Property, plant and equipment	41,339
Intangible assets:
Codman corporate trade name	162,900	Indefinite
Completed technology	375,200	22 years
Goodwill	342,322
Total assets acquired	1,035,738
Accrued expenses	1,730
Pension liabilities	19,917
Net assets acquired	$1,014,091
During 2018, the Company received cash of $26.7 million from DePuy Synthes related to working capital adjustments, which was recorded within investing activities on the consolidated statements of cash flows.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded $17.3 million in cost of goods sold related to fair value inventory purchase accounting adjustments for the year ended December 31, 2018.
Goodwill was allocated to the Codman Specialty Surgical segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is generally deductible for income tax purposes.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of February 26, 2019, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, the Company can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been evaluating and is considering regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic material-based products for the year ended December 31, 2018 were less than 1.0% of consolidated revenues.
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

At the date of the acquisition, net sales used in estimating the BioD Earnout Payments is based on the weighted average of different possible scenarios using revenue volatility of 13.5% . The BioD Earnout Payments were valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payments is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million. In August 2017, the Company paid $4.8 million for the twelve-month period ending June 30, 2017 component of the BioD Earnout Payments. The Company made no additional payments after the final earn out period ended on June 30, 2018. As of December 31, 2017, the estimated fair value of the remaining portion of the BioD Earnout Payments was $0.3 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

payment was included in cash used in business acquisition, net of cash acquired within investing activities in the condensed consolidated statements of cash flows since the payment was made shortly after the acquisition.
At the date of the acquisition, net sales used in estimating the Medihoney Earnout Payments was based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payments were valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payments is $5.0 million. During the second quarter of 2018, the Company paid $2.0 million for the Medihoney Earnout Payment. The estimated fair value as of December 31, 2018 was $0.2 million. The estimated fair value as of February 24, 2017 and December 31, 2017 was $1.4 million.
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
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2017 and 2016 as if the acquisitions of Codman Neurosurgery, Derma Sciences and divestiture to Natus, which were completed by the Company during 2017 had been completed as of the beginning 2016. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition period, which includes $2.9 million incurred by Derma Sciences prior to acquisition and $24.9 million incurred by Integra, (iii) gain from the sale of business of $2.6 million related to the Divestiture to Natus, and (iv) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Year Ended December 31,
	2017	2016
	(Pro forma)
	(In thousands except per share amounts)
Total revenue from continuing operations	$1,428,491	$1,446,903
Net income from continuing operations	$81,730	$27,520

Basic earnings per share from continuing operations	$1.06	$0.37
Consortium of Focused Orthopedists
On January 8, 2019, the Company announced that it had signed a license and development agreement with Consortium of Focused Orthopedists, LLC, for a short stem and stemless shoulder system. The Company is assessing the economics of the transaction and expects to complete the accounting for the transaction during the first quarter of 2019.
5. DEBT
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, or plus the applicable rate (ranging from 0% to 0.75%),

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
At December 31, 2018 and 2017, there was $345.0 million and $655.0 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 4.0% and 3.7%, respectively. At December 31, 2018 and 2017, there was $900.0 million and $1.2 billion outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.9% and 3.6%, respectively.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2018 the Company was in compliance with all such covenants. The Company capitalized $4.2 million and $19.1 million of incremental financing costs in 2018 and 2017, respectively, in connection with the modifications of the Senior Credit Facility.
Contractual repayments of the Term Loan component of Senior Credit Facility are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
2019	$22,500
2020	45,000
2021	56,250
2022	67,500
2023	708,750
$900,000
The outstanding balance of revolving credit component of the Senior Credit Facility is due on May 3, 2023.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility agreement is for an initial three-year term and may be extended. The agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2018, the Company was in compliance with the covenants,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and none of the termination events had occurred. As of December 31, 2018, the Company had $121.2 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 3.4%.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan component at December 31, 2018 were approximately $322.2 million and $852.1 million, respectively. The fair value of the outstanding borrowing of the Securitization facility at December 31, 2018 was approximately $116.4 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of December 31, 2018 and 2017 totaled $0.6 million, respectively. There were no amounts drawn as of December 31, 2018.
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
The Company held the following interest rate swaps as of December 31, 2018 (dollar amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	$410
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	415
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	418
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	619
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	1,287
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	1,246
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	1,491
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	1,460
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	418
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	162
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	1-month USD LIBOR	2,076
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1-month USD LIBOR	(2,594)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1-month USD LIBOR	(2,551)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1-month USD LIBOR	(2,568)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	1-month USD LIBOR	(797)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	1-month USD LIBOR	(873)
Total interest rate derivatives designated as cash flow hedges	$1,475,000						$619
The Company held the following interest rate swaps as of December 31, 2017 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
							Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	$675
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	3-month USD LIBOR	672
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	1-month USD LIBOR	779
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	3-month USD LIBOR	318
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1-month USD LIBOR	858
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1-month USD LIBOR	337
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	(455)
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1-month USD LIBOR	(434)
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	(684)
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1-month USD LIBOR	(255)
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	1-month USD LIBOR	(1,219)
Total interest rate derivatives designated as cash flow hedges	$1,050,000						$592
The Company designated these derivative instruments as cash flow hedges. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income / (loss) until the underlying transaction affects earnings and are then reclassified to earnings in the same account as the hedged transaction. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
Foreign Currency Hedging
From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. For contracts that are designated as hedging instruments, the Company assesses the effectiveness of the contracts. The change in fair value of foreign currency cash flow hedges are recorded in AOCI, net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies amounts recorded in AOCI to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. For contracts not designated as hedging instruments, the change in fair value of the contracts are recognized in other income (expense), net in the consolidated statements of operation, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
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
On November 28, 2017, the Company entered into a foreign currency forward contract, with a notional amount of $8.9 million to mitigate the foreign currency exchange risk related to a certain intercompany loan denominated in Swiss Francs ("CHF"). The contract is not designated as a hedging instrument. For the years ended December 31, 2018 and 2017, the Company recognized a $0.2 million loss and a $0.1 million gain, respectively, from the change in fair value of the contract, which was included in other income (expense), net in the consolidated statement of operations. The foreign currency forward contract was settled on September 28, 2018.
Cross-Currency Rate Swaps
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
The Company held the following cross-currency rate swaps designated as cash flow hedges as of December 31, 2018 and 2017 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

						2018	2017
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)	Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	97,065	$(215)	$(742)
Receive U.S.$			4.38%		$100,000

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(422)	(610)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(2,193)	(2,605)
Receive U.S.$			4.52%		$150,000

Total						$(2,830)	$(3,957)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the years ended December 31, 2018 and 2017, the Company recorded a gain of $2.2 million and $1.1 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains or losses recognized on the intercompany loan.
For the years ended December 31, 2018 and 2017, the Company recorded a gain of $9.1 million and loss $2.1 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the years ended December 31, 2018 and 2017, the Company recorded a gain of $7.9 million and $1.9 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income, net from AOCI as of December 31, 2018 within the next twelve months is $7.6 million. As of December 31, 2018, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk in its international operations from foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business.
For net investment hedges, the effective portion of the gains and losses on the instruments arising from the effects of foreign exchange are recorded in the currency translation adjustment component of accumulated other comprehensive income / (loss), consistent with the underlying hedged item.
On October 1, 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency translation on foreign subsidiaries.
The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2018 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—	EUR	70,738	1,359
Receive U.S.$			3.01%		$82,000

Pay EUR	October 3, 2018	September 30, 2023	—	EUR	51,760	(421)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—	EUR	38,820	(150)
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	2,360
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—	CHF	165,172	(3,780)
Receive GBP			1.67%	GBP	128,284

Total						$(632)
The cross-currency swaps were carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the year ended December 31, 2018, the Company recorded a gain of $1.7 million in AOCI related to the change in fair value of the cross-currency swaps.
For the year ended December 31, 2018, the Company recorded a gain of $2.4 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of December 31, 2018 within the next twelve months is $8.9 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value and presentation in the consolidated balance sheet for derivatives designated as hedging instruments:

	Fair Value as of December 31,
	2018	2017
Location on Balance Sheet (1):	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$4,654	$1,521
Cross-currency swap	7,615	7,757
Net Investment Hedges
Cross-currency swap	$8,888	$—
Other assets
Cash Flow Hedges
Interest rate swap(2)	5,350	2,491
Net Investment Hedges
Cross-currency swap	$1,774	$—
Total Derivatives designated as hedges — Assets	$28,281	$11,769

Derivatives designated as hedge — Liabilities
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$—	$1,845
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	9,385	1,575
Cross-currency swap	10,445	11,714
Net Investment Hedges
Cross-currency swap	$11,294	$—
Total Derivative designated as hedges — Liabilities	$31,124	$15,134

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)	At December 31, 2018 and 2017, the total notional amounts related to the Company’s interest rate swaps were $1.5 billion and $1.1 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying consolidated statements of operations during the years ended December 31, 2018 and 2017:

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2018
Cash Flow Hedges
Interest rate swap	$592	$924	$897	$619	Interest income (expense)
Cross-currency swap	(5,104)	9,062	10,148	(6,190)	Other income (expense)
Net Investment Hedges
Cross-currency swap	—	1,723	2,355	(632)	Interest income (expense)
	$(4,512)	$11,709	$13,400	$(6,203)
Year Ended December 31, 2017
Cash Flow Hedges
Interest rate swap	$1,871	$(1,355)	$(76)	$592	Interest income (expense)
Cross-currency swap	—	(2,070)	3,034	(5,104)	Other income (expense)
	$1,871	$(3,425)	$2,958	$(4,512)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the third quarter of 2018, the Company elected to bypass the qualitative assessment for its three reporting units and perform a quantitative test. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management.
The Company estimated the fair value of its three reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

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

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company's specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. In performing this test, the Company utilized a discount rate of 9.0%.

Given the excess of the estimated fair values over their carrying values, no impairment was recognized.
Changes in the carrying amount of goodwill in 2018 and 2017 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at January 1, 2017	$284,358	$226,213	$510,571
Derma Sciences acquisition	—	73,765	73,765
Codman acquisition	346,220	—	346,220
Divestment to Natus	(2,861)	—	(2,861)
Foreign currency translation and other	7,050	3,160	10,210
Goodwill at December 31, 2017	$634,767	$303,138	$937,905
Codman acquisition measurement period adjustments	(3,964)	—	(3,964)
Foreign currency translation	(5,043)	(2,423)	(7,466)
Goodwill at December 31, 2018	$625,760	$300,715	$926,475

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets
The components of the Company's identifiable intangible assets were as follows:

	Weighted Average Life	December 31, 2018
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	19 years	$855,679	$(167,384)	$688,295
Customer relationships	13 years	231,448	(106,859)	124,589
Trademarks/brand names	28 years	104,061	(24,764)	79,297
Codman trade name	Indefinite	162,054	—	162,054
Supplier relationships	27 years	34,721	(16,519)	18,202
All other (1)	4 years	10,958	(3,899)	7,059
		$1,398,921	$(319,425)	$1,079,496

	Weighted Average Life	December 31, 2017
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	19 years	$869,174	$(124,096)	$745,078
Customer relationships	13 years	233,430	(91,961)	141,469
Trademarks/brand names	28 years	104,879	(22,293)	82,586
Codman trade name	Indefinite	162,900	—	162,900
Supplier relationships	27 years	34,721	(15,092)	19,629
All other (1)	4 years	11,511	(3,546)	7,965
		$1,416,615	$(256,988)	$1,159,627

(1)	At December 31, 2018 and 2017, all other included IPR&D of $1.0 million, which was indefinite-lived.
There were no impairment charges for research and development expenses related to IPR&D projects during 2018 and 2017.
During the third quarter of 2018, the Company elected to bypass the qualitative assessment for its Codman Tradename intangible asset and perform a quantitative test. In performing this test, the Company utilized a discount rate of 13.0%. The assumptions used in evaluating the Codman Tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman Tradename intangible asset.
During the third quarter of 2018, the Company recorded an impairment charge of $4.9 million in cost of goods sold related to completed technology assets acquired from Koby Ventures II, L.P dba Metasurg ("Metasurg Technology") due to recent contract negotiations and revised future projections. Metasurg Technology is included in the Orthopedic and Tissue Technology segment. Of the total impairment charge of $4.9 million, $2.5 million was related to an out-of-period adjustment included in the twelve months ended December 31, 2018. The out-of-period adjustment is attributed to the timing of performing the impairment test based on the contract termination associated with the intangible asset. The Company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim period and the adjustment to correct the misstatements is not material to the period ended December 31, 2018.
During the third quarter of 2017, the Company recorded an impairment charge of $3.3 million in cost of goods sold related to completed technology assets acquired from Tarsus Medical, Inc. ("Tarsus Technology"), since the underlying product will no longer be sold. Tarsus Technology was included in the Orthopedic and Tissue Technology segment.
Amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) for the years ended December 31, 2018, 2017 and 2016 was $71.6 million, $52.8 million and $41.5 million, respectively. Annual amortization expense is expected to approximate $66.2 million in 2019, $65.9 million in 2020, $64.8 million in 2021, $61.3 million in 2022, $60.4 million in 2023 and $596.6 million thereafter. Amortization of product technology based intangible assets totaled $50.4 million, $35.7 million and $27.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is presented by the Company within cost of goods sold.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. TREASURY STOCK
There were 2.9 million shares of treasury stock outstanding as of December 31, 2018 and 2017, with cost of $120.6 million and $121.6 million, respectively, at a weighted average of $41.87 and $41.77 per share, respectively.
On December 11, 2018, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. This stock repurchase authorization replaces the previous $150.0 million stock repurchase authorization, approved by the Board in 2016.
There were no treasury stock repurchases during the years ended December 31, 2018 and 2017.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Selling, general and administrative	$18,721	$19,785	$15,829
Research and development	1,609	1,273	1,048
Cost of goods sold	449	492	433
Total stock-based compensation expense	20,779	21,550	17,310
Total estimated tax benefit related to stock-based compensation expense	10,430	15,448	10,569
Net effect on net income	$10,349	$6,102	$6,741
Estimated tax benefit related to stock-based compensation expense for the year ended December 31, 2018 does not include adjustments related to the effect of 2017 Tax Act.
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury stock. At December 31, 2018, 2.0 million shares remain available for purchase under the ESPP. During the years ended December 31, 2018, 2017 and 2016, the Company issued 16,721 shares, 12,168 shares and 12,494 shares under the ESPP for $0.7 million, $0.6 million and $0.5 million, respectively.
EQUITY AWARD PLANS
As of December 31, 2018, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”)).
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
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers and employees, and within one year from the date of the grant for members of the Board of Directors. The awards generally expire eight years from the grant date for employees and from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests ratably over specified periods, generally three years after the date of grant.
In connection with the separation of SeaSpine on July 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Stock options issued in 2015 prior to the separation converted to those of the entity where the employee is working post-separation. Stock options issued prior to 2015 converted to both Integra

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and SeaSpine options such that the holders received stock options in both companies. The exercise price of these outstanding awards was adjusted to preserve the value of the awards immediately prior to the separation. Performance stock, restricted stock, and contract stock were adjusted for all employees holding outstanding awards to provide holders performance stock, restricted stock, and contract stock in the company that employs such employee following the separation. The adjustments to the Company's stock-based compensation awards resulted in an increase in incremental fair value of $4.4 million, of which $0.0 million, $0.3 million and $0.7 million was recorded during the year ended December 31, 2018, 2017 and 2016, respectively.
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
The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2018	2017	2016
Dividend yield	0%	0%	0%
Expected volatility	28%	30%	29%
Risk free interest rate	2.79%	2.18%	1.94%
Expected life of option from grant date	8 years	8 years	8 years
The following table summarizes the Company’s stock option activity.

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2018	1,739	$23.84
Granted	140	56.23
Exercised	(426)	20.57
Forfeited or Expired	(5)	—
Outstanding at December 31, 2018	1,448	$27.91	3.79	$26,451
Vested or expected to vest at December 31, 2018	1,448	$27.91	3.79	$26,451
Exercisable at December 31, 2018	1,117	$22.47	3.01	$25,278
The intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 were $16.9 million, $16.2 million and $9.7 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $21.78, $16.95 and $12.48, respectively. Cash received from option exercises was $9.4 million, $9.8 million and $10.5 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The realized tax benefit from options exercised were $3.1 million, $6.2 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was approximately $4.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2018.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, January 1, 2018	451	$37.79	172	$33.61
Granted	261	56.77	164	56.23
Adjustments for performance achievement related to award target	—	—	40	21.42
Cancellations	(56)	45.51	(14)	—
Released	(239)	37.13	(203)	55.81
Vested but not released	—	—	(74)	42.94
Unvested, December 31, 2018	417	$48.97	85	$45.56
The Company recognized $18.1 million, $18.5 million and $15.6 million in expense related to such awards during the years ended December 31, 2018, 2017 and 2016, respectively. The total fair market value of shares vested and released in 2018, 2017 and 2016 was $24.8 million, $22.2 million and $16.2 million, respectively. Vested awards include shares that have been fully earned but had not been delivered as of December 31, 2018.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period.
As of December 31, 2018, there was approximately $20.2 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2018, there are approximately 0.5 million vested Restricted Units and 0.2 million vested performance share units held by various employees for which the related shares have not yet been issued. The final determination of the number of shares to be issued in respect of an award based on achievement of pre-defined performance metrics is made by the Company's Compensation Committee of the Board of Directors.
At December 31, 2018, there were approximately 3.0 million shares available for grant under the Plans.
The Company capitalized into inventory, share based compensation costs of $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Such share-based compensation was recognized as cost of goods sold when related inventory was sold.
10. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
As part of the acquisition of Codman Neurosurgery in 2017, the Company assumed various defined benefit which covers certain employees acquired with Codman Neurosurgery in Austria, France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the years ended December 31, 2018 and 2017 included the following (amounts in thousands):

	Year ended December 31,
	2018	2017
Service cost	$2,704	$565
Interest cost	351	95
Expected return on plan assets	(944)	(224)
Recognized net actuarial loss	8	8
Net period benefit cost	$2,119	$444

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following weighted average assumptions were used to develop net periodic pension benefit costs and the actuarial present values of projected pension benefit obligations for the years ended December 31, 2018 and 2017, respectively:

	As of December 31,
	2018	2017
Discount rate	1.00%	0.74%
Expected return on plan assets	3.40%	3.08%
Rate of compensation increase	1.70%	1.70%
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2018 and 2017, the discount rates were prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities. The expected returns on plan assets represent the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rates of return, the Company considers returns of historical market data as well as actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories.
The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2018 and 2017 and a reconciliation of the funded status at December 31, 2018 and 2017, respectively (amounts in thousands):

	Year ended December 31,
	2018	2017
Change In Projected Benefit Obligations
Projected benefit obligations, beginning of year	$47,661	$668
Interest cost	351	95
Service cost	2,704	565
Actuarial loss	762	(12)
Employee contribution	641	180
Premiums paid	—	(89)
Benefit payment	(1,483)	(19)
Plans transferred in	2,280	46,448
Effect of foreign currency exchange rates	(374)	(175)
Projected benefit obligations, end of year	$52,542	$47,661

	Year ended December 31,
	2018	2017
Change In Plan Assets
Plan assets at fair value, beginning of year	$26,943	$—
Actual return on plan assets	1,802	82
Employer contributions	1,720	450
Employee contributions	641	180
Benefits paid	(1,463)	—
Premiums paid	—	(89)
Plans transferred in	1,589	26,477
Effect of foreign currency exchange rates	(129)	(157)
Plan assets at fair value, end of year	$31,103	$26,943

	Year ended December 31,
	2018	2017
Reconciliation Of Funded Status
Fair value of plan assets	$31,103	$26,943
Benefit obligations	52,542	47,661
Unfunded benefit obligations	$21,439	$20,718
The unfunded benefit obligations are included in other liabilities in the consolidated balance sheets at December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, the Company had a $0.6 million and $0.4 million gain recognized within accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit cost. The combined accumulated benefit obligations for the defined benefit plans was $49.6 million and $42.9 million as of December 31, 2018 and 2017, respectively.
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
The net plan assets of the pension plans are invested in common trusts. Common trusts are classified as Level 2 in fair value hierarchy. The fair value of common trusts is valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk profile.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The benefit plans in Austria, France and Germany had no assets at December 31, 2018.
As of December 31, 2018, no plan assets are expected to be returned to the Company in the next twelve months.
The following table is the summary of expected future benefit payments (in thousands):

2019	$1,410
2020	1,516
2021	1,317
2022	1,433
2023	1,878
Next five years	2,978
As of December 31, 2018, contributions expected to be paid to the plan in 2019 is $1.9 million.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, Belgium, Canada, France, Japan, Netherlands, the U.K. and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $8.1 million, $7.2 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2018 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2019	$296	$16,472	$16,768
2020	296	13,510	13,806
2021	296	12,197	12,493
2022	296	12,937	13,233
2023	296	10,707	11,003
Thereafter	1,724	100,675	102,399
Total minimum lease payments	$3,204	$166,498	$169,702
Total rental expense for the years ended December 31, 2018, 2017 and 2016 and was $16.3 million, $12.9 million and $10.3 million, respectively, and included $0.3 million, in related party rental expense in each of the three years.
There were no future minimum lease payments under capital leases at December 31, 2018.
Related Party Leases
Until December 27, 2016, the Company leased certain production equipment from a corporation whose sole stockholder was a general partnership, of which the Company’s principal owner and former Chairman and director is a partner and the President. Under the terms of the lease agreement, the Company paid $0.1 million per year to the related party lessor. Effective December 27, 2016, the Company purchased the production equipment for $0.4 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. INCOME TAXES
Income (Loss) before income taxes consisted of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
United States operations	$(21,218)	$(32,640)	$51,351
Foreign operations	78,621	44,025	39,055
Total	$57,403	$11,385	$90,406
The 2017 Tax Act made significant changes to the previous tax law. Included among the numerous changes were a reduction of the federal statutory rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the elimination of certain domestic tax deductions such as the domestic production activities deduction. Additionally, the 2017 Tax Act imposed a one-time repatriation tax on accumulated foreign subsidiaries’ untaxed foreign earnings (the “Toll Tax”).
The 2017 Tax Act implemented a territorial tax system and included base erosion provisions on non-U.S. earnings, which subjects certain foreign earnings to additional taxation as global intangible low-taxed income (“GILTI”). These provisions were effective on January 1, 2018. As of December 31, 2017, the Company had not completed its full analysis related to the GILTI provisions. Upon further analysis of the 2017 Tax Act during 2018, the Company has elected to account for GILTI as a period cost in the year the tax is incurred.
Deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when they are realized or settled. During 2017, the Company recognized a provisional benefit of $43.4 million from the remeasurement of the Company's net deferred tax liabilities at the reduced rate of 21%. The Company has finalized the remeasurement of its net deferred tax liabilities, as a result of the reduced rate, as of December 31, 2018.
The 2017 Tax Act eliminated the deferral of U.S. income tax on unrepatriated earnings from foreign subsidiaries through the imposition of the Toll Tax, a one-time tax in 2017 on deemed repatriated foreign earnings, which is paid over an eight-year period. The tax is assessed on the foreign subsidiary's accumulated foreign earnings that were not previously taxed. Foreign earnings in cash and cash equivalents are taxed at 15.5% and all other earnings are taxed at 8.0%. The calculation of the Toll Tax allows for the ability to offset positive foreign earnings with existing foreign deficits and use of foreign tax credits. The Company prepared a reasonable estimate of the Toll tax as of December 31, 2017 amounting to an expense of $5.5 million, of which $0.4 million was expected to be paid within one year. As the Company finalized its 2017 income tax returns during 2018, the Company recorded a benefit of $1.0 million to reduce the provisional estimate to the final total Toll Tax of $4.5 million.
As of December 31, 2018, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has made reasonable estimates of the impact of the 2017 Tax Act on its consolidated financial statements and has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities, as well as its indefinite reinvestment assertion and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company applied the guidance of SAB No. 118 when accounting for the enactment date impact of the 2017 Tax Act in 2017 throughout 2018. The Company finalized its calculations and completed its accounting for the income tax effect of the 2017 Tax Act in December of 2018.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(0.4)%	(17.0)%	(0.2)%
Foreign operations	(21.8)%	(112.7)%	(10.0)%
Excess tax benefits from stock compensation	(7.8)%	(57.9)%	(3.9)%
Charitable contributions	(1.2)%	(10.6)%	(0.4)%
Nondeductible meals and entertainment	1.6%	8.8%	0.8%
Domestic production activities deduction	—%	—%	(2.6)%
Intercompany profit in inventory	6.2%	11.6%	1.0%
Nondeductible facilitative costs	—%	22.5%	0.2%
Changes in valuation allowances	0.2%	8.0%	0.4%
Uncertain tax positions	0.4%	(4.6)%	(0.3)%
Research and development credit	(2.6)%	(13.2)%	(1.2)%
Return to provision	(2.9)%	(4.3)%	(1.5)%
Reduction of book gain on sale of assets	—%	(4.6)%	—%
Tax reform — Toll Tax	—%	48.1%	—%
Tax reform — remeasurement of deferred tax assets and liabilities	—%	(378.6)%	—%
Global intangible low-taxed income ("GILTI")	3.5%	—%	—%
Nondeductible executive compensation	1.6%	—%	—%
Carryback of Federal net operating loss ("NOL")	(3.7)%	—%	—%
Other	—%	0.8%	0.2%
Effective tax rate	(5.9)%	(468.7)%	17.5%
The effective tax rate increased by 462.8% in 2018 compared with 2017. The increase was primarily a result of the $43.4 million benefit recorded during 2017 in relation to the reduction of the U.S. tax rate from 35% to 21%. Additional drivers of the higher 2018 tax rate include an expense of $2.0 million related to GILTI and an expense of $0.9 million for nondeductible executive compensation, offset by a $2.1 million benefit from a carryback of federal net operating loss from 2017 to 2015.
During 2018, the Company's foreign operations generated a $3.1 million increase in income tax expense when compared with 2017, because of the geographic and business mix of taxable earnings and losses, among other factors. The 2018 foreign effective tax rate is 11.6%, a decrease of approximately 2.0% over the rate in 2017. The Company's foreign tax rate is primarily based upon statutory rates.
The Company is negotiating a reduced corporate tax rate of 8% for the manufacturing operations in Switzerland. Once finalized, the negotiated rate will be available through 2024.
During 2017, the Company's foreign operations generated a $1.2 million increase in income tax expense when compared with 2016, as a result of, among other factors, the geographic and business mix of taxable earnings and losses. The 2017 foreign effective tax rate is 15.7%, a decrease of approximately 2.9% over the rate in 2016. The Company's foreign tax rate is primarily based upon statutory tax rates.
The provision for income taxes consisted of the following:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$(3,880)	$6,644	$13,700
State	1,609	1,233	2,503
Foreign	7,057	6,069	6,113
Total current	$4,786	$13,946	$22,316
Deferred:
Federal	(7,202)	(66,466)	(3,400)
State	(3,048)	(758)	(1,751)
Foreign	2,066	(80)	(1,323)
Total deferred	$(8,184)	$(67,304)	$(6,474)
Provision for income taxes	$(3,398)	$(53,358)	$15,842
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2018	2017
	(In thousands)
Assets:
Doubtful accounts	$1,507	$1,811
Inventory related items	28,245	29,266
Tax credits	9,072	6,015
Accrued vacation	2,761	2,556
Accrued bonus	5,515	997
Stock compensation	10,093	10,426
Deferred revenue	2,173	2,395
Net operating loss carryforwards	33,350	37,492
Unrealized foreign exchange loss	1,405	1,177
Charitable contributions carryforward	1,994	1,287
Others	8,835	3,077
Total deferred tax assets	104,950	96,499
Less valuation allowance	(6,973)	(7,961)
Deferred tax assets after valuation allowance	$97,977	$88,538
Liabilities:
Intangible and fixed assets	(144,861)	(146,327)
Others	(4,089)	(1,091)
Total deferred tax liabilities	$(148,950)	$(147,418)
Total net deferred tax liabilities	$(50,973)	$(58,880)
The deferred tax assets and liabilities are measured based on the enacted tax rates that apply in years in which the temporary differences are expected to be realized or incurred. The Company remeasured its deferred tax assets and liabilities as a result of the 2017 Tax Act, using a provisional estimate under SAB No. 118 during 2017. The primary impact of the re-measurement was a decrease in the net deferred tax liability for the reduction of the U.S. statutory income tax rate from 35% to 21%. There were no material changes to the provisional amounts when the amounts were finalized in December of 2018.
At December 31, 2018, the Company had net operating loss carryforwards of $118.4 million for federal income tax purposes, $34.5 million for foreign income tax purposes and $25.6 million for state income tax purposes to offset future taxable income.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The federal net operating loss carryforwards expire through 2035, $0.9 million of the foreign net operating loss carryforwards expire through 2025 with the remaining $33.6 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2037.
A valuation allowance of $7.0 million, $8.0 million and $3.6 million is recorded against the Company’s gross deferred tax assets of $105.0 million, $96.5 million, and $78.2 million recorded at December 31, 2018, 2017 and 2016, respectively.
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
The Company’s valuation allowance decreased by $1.0 million, and increased by $4.4 million in 2018 and 2017, respectively. The 2018 overall decrease in the valuation allowance was primarily due to the realization of certain deferred tax assets related to Derma Sciences and the impact of current year activity.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance, beginning of year	$424	$754	$1,085
Gross increases:
Current year tax positions	273	402	—
Prior years' tax positions	—	—	380
Gross decreases:
Prior years' tax positions	—	(777)	(546)
Statute of limitations lapses	(21)	(17)	(131)
Other	—	62	(34)
Balance, end of year	$676	$424	$754
Approximately $0.7 million of the balance at December 31, 2018 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. There are no amounts within the balance of uncertain tax positions at December 31, 2018 related to tax positions for which it is reasonably possible that the amounts could be reduced during the twelve months following December 31, 2018.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal benefit for the years ended December 31, 2018, 2017 and 2016. The Company had minimal interest and penalties accrued for the years ended December 31, 2018 and 2017 and 2016.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its U.S. consolidated Federal income tax returns by the IRS through fiscal year 2014, however an examination of a pre-acquisition Federal tax return is ongoing for one of the Company's subsidiaries. All significant state and local matters have been concluded through fiscal 2012. All significant foreign matters have been settled through fiscal 2012.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$60,801	$64,743	$74,564
Weighted average common shares outstanding	82,857	76,897	74,386
Basic net income per common share	$0.73	$0.84	$1.00

Diluted net income per share:
Net income	$60,801	$64,743	$74,564

Weighted average common shares outstanding — Basic	82,857	76,897	74,386
Effect of dilutive securities:
2016 Convertible notes	—	—	2,296
Warrants	—	971	1,166
Stock options and restricted stock	1,142	1,253	1,346
Weighted average common shares for diluted earnings per share	83,999	79,121	79,194
Diluted net income per common share	$0.72	$0.82	$0.94
Common stock of approximately 0.2 million shares at December 31, 2018, 2017, and 2016 that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
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
The Company also had warrants outstanding related to its 2016 Convertible Notes for the year ended 2016. These warrants and the excess conversion value of the 2016 Convertible Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive. For the year ended December 31, 2017, the potential excess conversion value on the 2016 Notes was included in the Company's dilutive share calculation because the average stock price for the year ended December 31, 2017 exceeded the conversion price.
Performance Shares and Restricted Units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component between December 31, 2018 and 2017 are presented in the table below, net of tax:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2017	$(2,979)	$(93)	$(20,735)	$(23,807)
Other comprehensive (loss) income, net	8,937	(643)	(19,159)	(10,865)
Less: Amounts reclassified from accumulated other comprehensive income, net	10,239	—	—	10,239
Less: Reclassification of stranded tax effect	532	—	—	532
Net current-period other comprehensive income (loss)	(1,834)	(643)	(19,159)	(21,636)
Balance at December 31, 2018	$(4,813)	$(736)	$(39,894)	$(45,443)
For the year ended December 31, 2018, the Company reclassified gains of $7.8 million and $2.4 million from AOCI to other income (expenses), net and interest income, respectively.
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
TEI, acquired by Integra on July 17, 2015, manufactures a bovine-derived surgical mesh product for Boston Scientific Corporation ("BSC") and has been named as a defendant in lawsuits under a broad range of products liability theories, many of which have not been served on TEI. As of January 14, 2019, only one active case remained against TEI. Pursuant to an indemnification agreement with BSC (i) BSC is managing the litigation; and (ii) TEI has in place a product liability insurance policy, of which it must exhaust $3.0 million before BSC’s indemnity begins to cover relevant claims (and of which only a small portion has been utilized to date and against which the insurer has reserved the entire $3.0 million). In addition, Integra has certain protections in the merger agreements with TEI which would indemnify it for approximately $30.0 million for the first fifteen months after closing and between $20.0 and $30.0 million for the remainder of the three-year period after closing for losses relating to a variety of matters, including half of certain products liability claims (including those related to the product it manufactures for BSC) not covered by insurance. As of December 31, 2018, no indemnification payments were received nor owed in relation to the lawsuits.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the twelve-month period ended December 31, 2018 and 2017 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the year ended December 31, 2018 and 2017 is as follows (in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Contingent Consideration Liabilities Related to Acquisition of Derma Sciences (See Note 4)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.		Location in Financial Statements
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	—	—	—	22,036
Additions from acquisition of Derma Sciences	33,707	3,467	—	—
Transfers from long-term to current portion	2,193	(2,193)	22,184	(22,184)
Payments	(31,346)	—	—	—
(Gain)/Loss from change in fair value of contingent consideration liabilities	(4,239)	113	294	148	Selling, general and administrative
Balance as of December 31, 2017	$315	$1,387	$22,478	$—
Transfers from long-term to current portion	1,387	(1,387)	$—	$—
Payments	(2,000)	—	$(24,000)	$—
Loss from change in fair value of contingent consideration liabilities	298	230	$1,522	$—	Selling, general and administrative
Balance as of December 31, 2018	$—	$230	$—	$—
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
The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balances included in the table above were included in other liabilities at December 31, 2018 and accrued expenses and other current liabilities and other liabilities at December 31, 2017, respectively.
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
The Company determined the fair value of its supply agreement liability and above market supply agreement liability with Covidien for the year ended December 31, 2018 and 2017 to reflect the payments, change in estimate and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Supply Agreement Liability		Above Market Supply Agreement Liability		Location in Statement of Operations
	Short-term	Long-term	Short-term	Long-term
Balance as of January 1, 2017	166	—	—	2,648
Payments	(166)	—	(113)	(415)
Transfer	—	—	3,273	(3,273)
(Gain)/loss from change in fair value	—	—	(519)	1,040	Selling, general and administrative
Balance as of December 31, 2017	$—	$—	$2,641	$—
Payments	$—	$—	$(1,817)	$—
(Gain)/loss from change in fair value	$—	$—	$(470)	$—	Selling, general and administrative
Transfer to accounts payable	$—	$—	$(159)	$—
Balance as of December 31, 2018	$—	$—	$195	$—
The fair values of supply agreement liability and above market supply agreement liability were estimated using a discounted cash flow model using discount rate of 12.0%. The Company assesses the assumptions on an ongoing basis as additional information impacting assumptions is obtained. The above market supply agreement liability - short-term was included in accrued expenses and other current liabilities in the consolidated balance sheets at December 31, 2018 and 2017, respectively.
There were no transfers between Level 1, 2 or 3 during 2018 or 2017. If the Company's estimates regarding the fair value of its contingent consideration, supply agreement liability and above market supply agreement liability are inaccurate, a future adjustment to these estimated fair values may be required which could change significantly.
BioD
On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration the payment of $26.5 million by BioD. As previously disclosed and described in Note 4 - Acquisitions and Pro Forma Results, Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated and the likelihood of loss is remote.
16. SEGMENT AND GEOGRAPHIC INFORMATION
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

•
The Orthopedics and Tissue Technologies segment includes such offerings as skin and wound repair, bone and joint fixation implants in the upper and lower extremities, bone grafts, and nerve and tendon repair products.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$963,929	$720,301	$632,524
Orthopedics and Tissue Technologies	508,512	467,935	359,551
Total revenues	$1,472,441	$1,188,236	$992,075
Segment Profit
Codman Specialty Surgical	$363,336	$292,971	$256,629
Orthopedics and Tissue Technologies	149,510	129,697	103,852
Segment profit	512,846	422,668	360,481
Amortization	(21,160)	(20,370)	(13,862)
Corporate and other	(380,688)	(357,494)	(231,279)
Operating income	$110,998	$44,804	$115,340
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Asia Pacific	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2018	$1,045,887	$201,354	$144,253	$80,947	$1,472,441
2017	894,260	150,147	80,636	63,193	1,188,236
2016	765,608	120,588	59,985	45,894	992,075
Total long-lived assets:
2018	$280,382	$32,679	$3,765	$3,203	$320,029
2017	247,154	30,942	4,189	3,044	285,329
* Includes long-lived assets in Puerto Rico.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. SELECTED QUARTERLY INFORMATION - UNAUDITED

(In thousands, except per share data)
Quarter	Total revenue, net	Gross margin	Net income	Per Share - Basic (1)	Per Share - Diluted (1)
2018
First	357,082	212,860	10,992	$0.14	$0.14
Second	366,190	228,625	11,376	0.14	0.14
Third	365,854	222,609	13,295	0.16	0.15
Fourth	383,315	236,851	25,138	0.29	0.29
	1,472,441	900,945	60,801
2017
First	$258,636	$172,051	$6,394	$0.09	$0.08
Second	282,164	183,166	10,835	0.14	0.14
Third	278,834	177,077	3,159	0.04	0.04
Fourth (2)	368,602	220,431	44,355	0.57	0.56
	$1,188,236	$752,725	$64,743
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.
(2) The net income for the fourth quarter of 2017 includes benefit from income taxes of $43.4 million related to the re-measurement of our deferred taxes resulting from a reduction of the federal statutory rate from 35% to 21% from the 2017 Tax Act (see Note 12, Income Taxes).
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2018
Allowance for doubtful accounts	$8,882	$557	$(4,649)	(3)	$(1,071)	(2)	$3,719
Deferred tax assets valuation allowance	7,961	(894)	—		(94)		6,973
Year ended December 31, 2017
Allowance for doubtful accounts and sales returns and allowances	$6,319	$4,920	$1,518	(1)	$(3,875)	(2)	$8,882
Deferred tax assets valuation allowance	3,604	740	3,617	(1)	—		7,961
Year ended December 31, 2016:
Allowance for doubtful accounts and sales returns and allowances	$5,572	$2,009	$—		$(1,262)	(2)	$6,319
Deferred tax assets valuation allowance	4,887	(1,228)	—		(55)		3,604

(1)	The above amounts primarily relate to amounts acquired through acquisition of Derma Sciences and effect of foreign currency translations.

(2)	Deductions primarily relates to allowance for doubtful accounts written off during the year, net of recoveries and other adjustments.

(3)
The Company transferred sales returns and allowances from accounts receivable, net to accrued expenses and other current liabilities upon adopting Topic 606 on January 1, 2018 using the modified retrospective method.