Form 10-Q
period 2019-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2019-04-29
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2019 was 85,476,801.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Total revenue, net	$359,690	$357,082
Costs and expenses:
Cost of goods sold	128,912	144,222
Research and development	18,321	18,325
Selling, general and administrative	174,870	163,566
Intangible asset amortization	5,279	5,390
Total costs and expenses	327,382	331,503
Operating income	32,308	25,579
Interest income	2,428	76
Interest expense	(13,149)	(18,768)
Other income, net	3,236	2,245
Income before income taxes	24,823	9,132
Income tax benefit	(7,933)	(1,860)
Net income	$32,756	$10,992

Net income per share
Basic	$0.38	$0.14
Diluted	$0.38	$0.14

Weighted average common shares outstanding (See Note 13):
Basic	85,343	78,552
Diluted	86,258	79,834
Comprehensive income (See Note 14)	$21,520	$32,604

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$157,025	$138,838
Trade accounts receivable, net of allowances of $4,099 and $3,719	279,072	265,737
Inventories, net	286,962	280,347
Prepaid expenses and other current assets	99,627	90,160
Total current assets	822,686	775,082
Property, plant and equipment, net	306,350	300,112
Intangible assets, net	1,058,630	1,079,496
Goodwill	922,508	926,475
Deferred tax assets, net	16,404	6,805
Other assets	79,133	19,917
Total assets	$3,205,711	$3,107,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of borrowings under senior credit facility	$33,750	$22,500
Accounts payable, trade	100,553	76,050
Deferred revenue	3,750	3,764
Accrued compensation	57,561	75,693
Accrued expenses and other current liabilities	92,492	84,545
Total current liabilities	288,106	262,552
Long-term borrowings under senior credit facility	1,205,025	1,210,513
Long-term borrowings under securitization facility	126,000	121,200
Deferred tax liabilities	57,660	57,778
Other liabilities	131,890	80,048
Total liabilities	1,808,681	1,732,091
Commitments and contingencies (Refer to Note 16)
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 88,304 and 88,044 issued at March 31, 2019 and December 31, 2018, respectively	882	880
Additional paid-in capital	1,191,807	1,192,601
Treasury stock, at cost; 2,869 shares and 2,881 shares at March 31, 2019 and December 31, 2018, respectively	(120,109)	(120,615)
Accumulated other comprehensive loss	(56,679)	(45,443)
Retained earnings	381,129	348,373
Total stockholders’ equity	1,397,030	1,375,796
Total liabilities and stockholders’ equity	$3,205,711	$3,107,887

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$32,756	$10,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,093	27,096
Deferred income tax	(6,843)	(1,636)
Amortization of debt issuance costs	1,357	1,519
Loss on disposal of property and equipment	367	146
Change in fair value of contingent consideration and other	194	379
Share-based compensation	4,083	4,731
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(13,705)	(18,400)
Inventories	(12,048)	1,297
Prepaid expenses and other current assets	(12,949)	12,163
Other non-current assets	(628)	339
Accounts payable, accrued expenses and other current liabilities	5,387	2,974
Deferred revenue	(188)	—
Other non-current liabilities	4,608	(69)
Net cash provided by operating activities	29,484	41,531
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,086)	(15,387)
Proceeds from note receivable	245	221
Proceeds from sale of property and equipment	35	148
Cash provided by business acquisitions	—	5,720
Net cash used in investing activities	(15,806)	(9,298)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	67,200	25,000
Payments on debt	(57,400)	(35,000)
Net cash paid for contingent consideration	—	(7,772)
Proceeds from exercised stock options	1,750	3,662
Cash taxes paid in net equity settlement	(6,157)	(6,776)
Net cash provided by (used in) financing activities	5,393	(20,886)
Effect of exchange rate changes on cash and cash equivalents	(884)	3,114
Net increase in cash and cash equivalents	18,187	14,461
Cash and cash equivalents at beginning of period	138,838	174,935
Cash and cash equivalents at end of period	$157,025	$189,396

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2019	88,044	$880	(2,881)	$(120,615)	$1,192,601	$(45,443)	$348,373	$1,375,796
Net income	—	—	—	—	—	—	32,756	32,756
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,236)	—	(11,236)
Issuance of common stock through employee stock purchase plan	17	—	—	—	716	—	—	716
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	243	2	12	506	(5,629)	—	—	(5,121)
Share-based compensation	—	—	—	—	4,119	—	—	4,119
Balance, March 31, 2019	88,304	$882	(2,869)	$(120,109)	$1,191,807	$(56,679)	$381,129	$1,397,030

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2018	81,306	$813	(2,927)	$(121,644)	$821,758	$(23,807)	$285,186	$962,306
Net income	—	—	—	—	—	—	10,992	10,992
Adoption of Update No. 2014-09	—	—	—	—	—	—	1,854	1,854
Other comprehensive income (loss), net of tax	—	—	—	—	—	22,144	(532)	21,612
Issuance of common stock	297	3	—	—	3,107	—	—	3,110
Issuance of common stock through employee stock purchase plan	—	—	—	—	553	—	—	553
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	108	1	37	910	(7,643)	—	—	(6,732)
Share-based compensation	—	—	—	—	4,745	—	—	4,745
Balance, March 31, 2018	81,711	$817	(2,890)	$(120,734)	$822,520	$(1,663)	$297,500	$998,440

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
In the opinion of management, the March 31, 2019 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the New Lease Standard). The New Lease Standard requires that lessees recognize virtually all of its leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update became effective for all annual periods and interim reporting periods beginning after December 15, 2018.
The Company adopted the New Lease Standard as of January 1, 2019 using a modified retrospective transition. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As most of our leases do not provide an implicit rate, we used our collateralized incremental borrowing rate based on the information available at the lease implementation date in determining the present value of the lease payments. The adoption of the New Lease Standard had an impact on our consolidated balance sheet due to the recognition of $76.4 million of lease liabilities with corresponding right-of-use assets ("ROU") of $67.3 million for operating leases. The difference between lease liabilities and right-of-use assets is primarily attributed to unamortized lease incentives which will be amortized over the term of each respective lease.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.
2. BUSINESS DEVELOPMENT
Integrated Shoulder Collaboration, Inc.
On January 4, 2019, the Company entered into a licensing agreement with Integrated Shoulder Collaboration, Inc ("ISC"). Under the terms of the agreement, the Company paid ISC $1.7 million for the exclusive, worldwide license to commercialize its short stem and stemless shoulder system. A patent related to short stem and stemless shoulder systems was issued to ISC during the first quarter of 2019. ISC is eligible to receive royalties on sales of the short stem and stemless shoulder system. The Company has the option to acquire ISC at a date four years subsequent to the first commercial sale, which becomes mandatory upon the achievement of a certain sales threshold of the short stem and stemless shoulder system, for an amount not to exceed $80.0 million. The transaction was accounted for as an asset acquisition as the Company concluded that it acquired primarily one asset. The total upfront payment of $1.7 million was expensed as a component of research and development expense and the future milestone and option payments will be recorded if the corresponding events become probable.
3. REVENUES FROM CONTRACTS WITH CUSTOMERS
Summary of Accounting Policies on Revenue Recognition
Revenue is recognized upon the transfer of control of promised products or services to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.
Total revenue, net, includes product sales, product royalties and other revenues, such as fees received for services.
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
Revenues from sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. For product sales, invoices are generally issued upon the transfer of control (or upon the completion of the manufacturing in the case of the private label transactions recognized over time) and are typically payable thirty days after the invoice date. The Company performs a review of each specific customer's creditworthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers' creditworthiness prospectively.
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
The following table summarizes the changes in the contract asset and liability balances for the three months ended March 31, 2019:

Contract Asset
Contract asset, January 1, 2019	$4,193
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(4,193)
Contract asset, net of transferred to trade receivables on contracts during the period	5,848
Contract asset, March 31, 2019	$5,848

Contract Liability
Contract liability, January 1, 2019	$12,716
Recognition of revenue included in beginning of year contract liability	(1,165)
Contract liability, net of revenue recognized on contracts during the period	800
Foreign currency translation	4
Contract liability, March 31, 2019	$12,355
At March 31, 2019, the short-term portion of the contract liability of $3.8 million and the long-term portion of $8.6 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of March 31, 2019, the Company is expected to recognize revenue of approximately $3.0 million for the remainder of 2019, $2.9 million in 2020, $2.2 million in 2021, $1.3 million in 2022, $0.8 million in 2023, and $2.2 million thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(amounts in thousands)
Neurosurgery	$166,415	$166,898
Precision Tools and Instruments	68,153	69,217
Total Codman Specialty Surgical	234,568	236,115

Wound Reconstruction and Care	74,963	72,287
Extremity Orthopedics	22,685	22,635
Private Label	27,474	26,045
Total Orthopedics and Tissue Technologies	125,122	120,967
Total revenue	$359,690	$357,082
Prior period amounts were reclassified between categories within the Orthopedics and Tissue Technologies segment to conform to the current period presentation.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
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
The impact of adoption in the year of implementation of Topic 606 to the Company's consolidated statement of operations for the three months ended March 31, 2018 was as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31, 2018
	As Reported	Excluding Impact of Topic 606
	(Amounts in thousands)
Statement of Operations
Total revenue, net	$357,082	$356,622
Cost of goods sold	144,222	144,019
Income tax benefit	(1,860)	(1,924)
Net income	10,992	10,799

4. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Finished goods	$178,263	$179,885
Work in process	52,640	47,715
Raw materials	56,059	52,747
	$286,962	$280,347

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2019 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2018	$625,760	$300,715	$926,475
Foreign currency translation	(2,679)	(1,288)	(3,967)
Goodwill at March 31, 2019	$623,081	$299,427	$922,508
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$852,751	$(178,506)	$674,245
Customer relationships	13 years	231,111	(110,519)	120,592
Trademarks/brand names	28 years	103,820	(25,665)	78,155
Codman trade name	Indefinite	161,025	—	161,025
Supplier relationships	27 years	34,721	(16,876)	17,845
All other	4 years	10,844	(4,076)	6,768
		$1,394,272	$(335,642)	$1,058,630

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$855,679	$(167,384)	$688,295
Customer relationships	13 years	231,448	(106,859)	124,589
Trademarks/brand names	28 years	104,061	(24,764)	79,297
Codman trade name	Indefinite	162,054	—	162,054
Supplier relationships	27 years	34,721	(16,519)	18,202
All other	4 years	10,958	(3,899)	7,059
		$1,398,921	$(319,425)	$1,079,496
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $49.5 million for the remainder of 2019, $65.8 million in 2020, $64.7 million in 2021, $61.2 million in 2022, $60.3 million in 2023, $59.5 million in 2024 and $535.9 million thereafter.
In April of 2019, a contract manufacturing customer of our Private Label product line received a notification from the FDA ordering them to remove their product from the market. Revenue for this customer was approximately $1.7 million and $0.6 million for the twelve month period ended December 31, 2018 and three month period ended March 31, 2019, respectively. The Company has an acquired customer relationship intangible asset associated with this customer with a carrying value of $5.9 million as of March 31, 2019. The Company is assessing the impact of this decision on our relationship with this customer and any related financial impact including potential future impairments.

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
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2019, the Company was in compliance with all such covenants. In connection with the May 2018 Amendment, the Company capitalized $4.2 million of financing costs and wrote off $0.8 million of previously capitalized financing costs during the second quarter of 2018.
At March 31, 2019 and December 31, 2018, there was $350.0 million and $345.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 3.9% and 4.0%, respectively. At March 31, 2019 and December 31, 2018, there was $900.0 million outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.9%. At March 31, 2019, $33.8 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility agreement is for an initial three-year term and may be extended. The agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Facility may give rise to the right of its counterparty to terminate this facility. As of March 31, 2019, the Company was in compliance with the covenants, and none of the termination events had occurred. As of March 31, 2019, the Company had $126.0 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 3.5%.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at March 31, 2019 was approximately $340.9 million and, $885.3 million, respectively. The fair value of the outstanding borrowing of the Securitization facility at March 31, 2019 was approximately $124.6 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of March 31, 2019 and December 31, 2018 totaled $0.6 million. There were no amounts drawn as of March 31, 2019.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
Remainder of 2019	$22,500
2020	45,000
2021	56,250
2022	67,500
2023	708,750
$900,000
The outstanding balance of the revolving credit component of the Senior Credit Facility is due on May 3, 2023.
7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of March 31, 2019 and December 31, 2018 (amounts in thousands):

						March 31, 2019	December 31, 2018
Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value	Estimated Fair Value
						Assets (Liabilities)	Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	$193	$410
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	193	415
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	210	418
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	393	619
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	866	1,287
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	552	1,246
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(136)	1,491
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(168)	1,460
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(1,059)	418
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(572)	162
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(1,226)	2,076
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(3,726)	(2,594)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(3,698)	(2,551)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(3,735)	(2,568)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(2,426)	(797)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(2,337)	(873)
Total interest rate derivatives designated as cash flow hedge	$1,475,000					$(16,676)	$619
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
Cross-Currency Rate Swaps
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company held the following cross-currency rate swaps as of March 31, 2019 (dollar amounts in thousands):

						March 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	64,710	$1,062
Receive U.S.$			4.38%		$66,667

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	575
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	1,078
Receive U.S.$			4.52%		$150,000

Total						$2,715
During the three months ended March 31, 2019, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million. The original termination date was October 2, 2020, however, as the intercompany loan settlement was consummated during the three months ended March 31, 2019, the cross-currency swap was settled simultaneously. As a result of the settlement, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
The Company held the following cross-currency rate swaps as of December 31, 2018 (dollar amounts in thousands):

						December 31, 2018
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	97,065	$(215)
Receive U.S.$			4.38%		$100,000

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(422)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(2,193)
Receive U.S.$			4.52%		$150,000

Total						$(2,830)

The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three months ended March 31, 2019 and 2018, the Company recorded a gain of $3.3 million and loss of $6.4 million, respectively, in other income (expense), net for the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans.
For the three months ended March 31, 2019 and 2018, the Company recorded a gain of $5.5 million and a loss of $7.0 million, respectively, in AOCI related to the change in fair value of the cross-currency swap.
For the three months ended March 31, 2019 and 2018, the Company recorded gains of $1.9 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swap.
As of March 31, 2019, an estimated gain of $6.8 million is expected to be reclassified within the next twelve months to other income, net from AOCI. As of March 31, 2019, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

						March 31, 2019	December 31, 2018
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)	Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—	EUR	70,738	$3,343	$1,359
Receive U.S.$			3.01%		$82,000

Pay EUR	October 3, 2018	September 30, 2023	—	EUR	51,760	2,175	(421)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—	EUR	38,820	1,037	(150)
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	(1,026)	2,360
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—	CHF	165,172	1,731	(3,780)
Receive GBP			1.67%	GBP	128,284

Total						$7,260	$(632)
The cross-currency swaps were carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three months ended March 31, 2019, the Company recorded a gain of $7.9 million in AOCI related to the change in fair value of the cross-currency swaps.
For the three months ended March 31, 2019, the Company recorded a gain of $2.3 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of March 31, 2019 within the next twelve months is $8.9 million.
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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2019	December 31, 2018
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$2,738	$4,654
Cross-currency swap	6,849	7,615
Net Investment Hedges
Cross-currency swap	8,910	8,888
Other assets
Cash Flow Hedges
Interest rate swap(2)	346	5,350
Net Investment Hedges
Cross-currency swap	1,532	1,774
Total derivatives designated as hedges — Assets	$20,375	$28,281

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$87	$—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	19,672	9,385
Cross-currency swap	4,134	10,445
Net Investment Hedges
Cross-currency swap	3,181	11,294
Total derivatives designated as hedges — Liabilities	$27,074	$31,124

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At March 31, 2019 and December 31, 2018, the notional amount related to the Company’s interest rate swaps were $1.5 billion.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2019 and 2018:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2019
Cash Flow Hedges
Interest rate swap	$619	$(15,891)	$1,406	$(16,678)	Interest income
Cross-currency swap	(6,190)	7,473	5,178	(3,895)	Other income, net
Net Investment Hedges
Cross-currency swap	(632)	10,221	2,327	7,262	Interest income
	$(6,203)	$1,803	$8,911	$(13,311)
Three Months Ended March 31, 2018
Cash Flow Hedges
Interest rate swap	$592	$14,940	$(656)	$16,188	Interest expense
Cross-currency swap	(5,104)	(7,027)	(4,454)	(7,677)	Other income, net
	$(4,512)	$7,913	$(5,110)	$8,511

8. STOCK-BASED COMPENSATION
As of March 31, 2019, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers and employees, and within one year from date of grant for directors and generally expire eight years from the grant date for employees, and from six to ten years for directors and certain executive officers. The Company values stock option grants using the binomial distribution model. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the Plans is subject to service and performance conditions.
Stock Options
As of March 31, 2019, there were approximately $7.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately over three years. There were 202,752 stock options granted during the three months ended March 31, 2019. For the three months ended March 31, 2019, the weighted average grant date fair value for stock options was $18.74 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions, and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of March 31, 2019, there were approximately $33.6 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately over two years. The Company granted 215,662 restricted stock awards and 118,903 performance stock awards during the three months ended March 31, 2019. For the three months ended March 31, 2019, the weighted average grant date fair value for restricted stock awards and performance stock units was $55.62 and $55.91 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2019 and 2018 were $0.5 million and $0.6 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million for the three months ended March 31, 2019 and 2018, respectively, are included in other income (expense), net in the consolidated statements of operations.
The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2018 that it expected to contribute $1.9 million to its defined benefit pension plans in 2019. For the three months ended March 31, 2019, the Company did not make a contribution to the defined benefit plans. As of March 31, 2019, the Company anticipates contributing $1.9 million to its defined benefit plans in 2019.
The estimated fair values of plan assets were $30.1 million and $31.1 million as of March 31, 2019 and December 31, 2018, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2019 and December 31, 2018. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of March 31, 2019. Many of our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, we have elected the practical expedient to group lease and non-lease components.
Most facility leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion, therefore, the majority of renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.
As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
Total operating lease expense for the three months ended March 31, 2019 and March 31, 2018, was $4.4 million and $3.4 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases at March 31, 2019 were as follows:

March 31, 2019
(In thousands, except lease term and discount rate)
ROU assets	$64,999

Current lease liabilities	$12,619
Non-current lease liabilities	61,711
Total lease liabilities	$74,330

Weighted average remaining lease term (in years):
Leased facilities	9.9
Leased vehicles	3.4

Weighted average discount rate:
Leased facilities	5.7%
Leased vehicles	3.2%
ROU assets were included in other assets at March 31, 2019. Current lease liabilities were included in accrued expenses and other current liabilities and non-current lease liabilities were included in other liabilities at March 31, 2019.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2019 (in thousands):

March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,408

ROU assets obtained in exchange for lease liabilities:
Operating leases	2,004
Future minimum lease payments under operating leases at March 31, 2019 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2019	$222	$11,641	$11,863
2020	296	12,409	12,705
2021	296	11,532	11,828
2022	296	9,154	9,450
2023	296	7,282	7,578
Thereafter	1,724	40,893	42,617
Total minimum lease payments	$3,130	$92,911	$96,041
Less: Imputed interest			21,711
Total lease liabilities			74,330
Less: Current lease liabilities			12,619
Long-term lease liabilities			61,711
During 2018, the Company entered into a lease for a new corporate headquarters in Princeton, NJ which is expected to commence during the second quarter of 2019. Total payments over the lease term are approximately $67.0 million. The payments are not included in the table above as the lease has yet to commence.
Future minimum lease payments under operating leases at December 31, 2018 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2019	$296	$16,472	$16,768
2020	296	13,510	13,806
2021	296	12,197	12,493
2022	296	12,937	13,233
2023	296	10,707	11,003
Thereafter	1,724	100,675	102,399
Total minimum lease payments	$3,204	$166,498	$169,702
Total operating lease expense for the year ended December 31, 2018 was $16.3 million and included $0.3 million, in related party lease expense. Future lease expense for the new corporate headquarters in Princeton, NJ is included in the table above, however, has not yet commenced.
There were no future minimum lease payments under capital leases at December 31, 2018.
Related Party Leases
The Company leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company’s principal stockholder and former director. The term of the current lease agreement is through October 31, 2032 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

November 1, 2032 through October 31, 2037 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2037 through October 31, 2042 at the fair market rental rate of the premises.
11. TREASURY STOCK
As of March 31, 2019 and December 31, 2018, there were 2.9 million shares of treasury stock outstanding with a cost of $120.1 million and $120.6 million, respectively, at a weighted average cost per share of $41.87 and $41.87, respectively.
On December 11, 2018, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. As of March 31, 2019, there remained $225.0 million available for repurchase under this authorization. This stock repurchase authorization replaces the previous $150.0 million stock repurchase authorization, approved by the Board in 2016.
There were no cash treasury stock repurchases during the three months ended March 31, 2019 and 2018.
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended March 31,
	2019	2018
Reported tax rate	(32.0)%	(20.4)%

The Company’s effective income tax rates for the three months ended March 31, 2019 and 2018 were (32.0)% and (20.4)%, respectively. For the three months ended March 31, 2019, the primary driver of the reduction in the rate is a tax benefit of $10.8 million ($0.13 per share) related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a Switzerland federal tax credit of 12 million CHF, which can be used over a seven year period, ending in 2024.
As of March 31, 2019, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of March 31, 2019.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$32,756	$10,992
Weighted average common shares outstanding	85,343	78,552
Basic net income per common share	$0.38	$0.14

Diluted net income per share:
Net income	$32,756	$10,992

Weighted average common shares outstanding — Basic	85,343	78,552
Effect of dilutive securities:
Stock options and restricted stock	915	1,282
Weighted average common shares for diluted earnings per share	86,258	79,834

Diluted net income per common share	$0.38	$0.14
Shares of common stock of approximately 0.3 million and 0.2 million at March 31, 2019 and 2018, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$32,756	$10,992
Foreign currency translation adjustment	(7,009)	13,780
Change in unrealized gain (loss) on derivatives, net of tax	(4,236)	7,838
Pension liability adjustment, net of tax	9	(6)
Comprehensive income, net	$21,520	$32,604
Changes in Accumulated Other Comprehensive Income by component between December 31, 2018 and March 31, 2019 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2019	$(4,813)	$(736)	$(39,894)	$(45,443)
Other comprehensive income (loss)	2,516	9	(7,009)	(4,484)
Less: Amounts reclassified from accumulated other comprehensive income	6,752	—	—	6,752
Net current-period other comprehensive income (loss)	(4,236)	9	(7,009)	(11,236)
Balance at March 31, 2019	$(9,049)	$(727)	$(46,903)	$(56,679)
For the three months ended March 31, 2019, the Company reclassified gains of $4.0 million and $2.8 million from AOCI to other income (expenses), net, and interest income, respectively.
15. SEGMENT AND GEOGRAPHIC INFORMATION
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

The Corporate and other category includes (i) various executive, finance, human resource, information systems, legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three months ended March 31, 2019 and 2018 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$234,568	$236,115
Orthopedics and Tissue Technologies	125,122	120,967
Total revenues	$359,690	$357,082
Segment Profit
Codman Specialty Surgical	$91,380	$89,491
Orthopedics and Tissue Technologies	40,495	32,438
Segment profit	131,875	121,929
Amortization	(5,279)	(5,390)
Corporate and other	(94,288)	(90,960)
Operating income	$32,308	$25,579
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
United States	$256,726	$248,928
Europe	48,640	51,773
Asia Pacific	35,700	35,785
Rest of World	18,624	20,596
Total Revenues	$359,690	$357,082

16. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
The Company determined the fair value of contingent consideration during the three-month period ended March 31, 2019 and 2018 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

Three Months Ended March 31, 2019	Contingent Consideration Liability Related to Acquisition of Derma
Long-term
Balance as of January 1, 2019	$230
Balance as of March 31, 2019	$230

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Three Months Ended March 31, 2018	Contingent Considerations Liabilities Related to Acquisition of Derma		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Short-term	Long-term	Short-term
Balance as of January 1, 2018	$315	$1,387	$22,478
Loss from change in fair value of contingent consideration liabilities	—	32	1,422	Selling, general and administrative
Balance as of March 31, 2018	$315	$1,419	$23,900
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical"). The purchase price includes contingent consideration. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals (the "U.S. Contingent Consideration") and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business. The U.S. Contingent Consideration is subject to adjustment to reduce the amount of maximum payment based on the timing of obtaining the U.S. governmental approval up to the minimum of $19.0 million. The fair values of contingent consideration related to the acquisition of Confluent Surgical were estimated using a discounted cash flow model using discount rate of 2.2%. During the first quarter of 2018, the Company received the U.S. governmental approvals and adjusted the related contingent consideration liability to $19.0 million, which the Company paid in April 2018. During the third quarter of 2018, the Company received certain European governmental approvals. The Company paid the remaining $5.0 million of contingent consideration related to Confluent Surgical in October of 2018.
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

At the date of the acquisition, net sales used in estimating the BioD Earnout Payments was based on the weighted average of different possible scenarios using a revenue volatility of 13.5%. The BioD Earnout Payments were valued using a discount rate of 3.0%. The maximum payout related to the BioD Earnout Payments is $26.5 million. The estimated fair value as of February 24, 2017 was $9.1 million. In August 2017, the Company paid $4.8 million for the twelve-month period ending June 30, 2017 component of the BioD Earnout Payments. The Company made no additional payments after the final earn out period. The estimated fair value as of March 31, 2018 was $0.3 million.
On May 25, 2017, the Company made full payment for the Product Payment of $26.6 million.
At the date of the acquisition, the net sales used in estimating the Medihoney Earnout Payments were based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payments were valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payments is $5.0 million. During the second quarter of 2018, the Company paid $2.0 million for the Medihoney Earnout Payment. The estimated fair value as of March 31, 2019 and December 31, 2018 was $0.2 million. The estimated fair value as of March 31, 2018 was $1.4 million.
The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balance was included in other liabilities at March 31, 2019 and accrued expenses and other current liabilities and other liabilities at March 31, 2018.
BioD
On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

“for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration of the payment of $26.5 million by BioD. Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and under the heading "Risk Factor" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products offer specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies product portfolios consists of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private-label sales of a broad set of our regenerative and wound care medicine technologies.
We manufacture many of our products in facilities located in the United States (the "U.S."), Canada, France, Germany, Ireland, Switzerland, and Puerto Rico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point.
Orthopedics and Tissue Technologies products are sold through directly employed sales representatives, distributors focused on their respective surgical specialties, and strategic partners.
Integra is committed to delivering high quality products that positively impact the lives of millions of patients and their families. We focus on four key pillars of our strategy: 1) building an execution-focused culture, 2) achieving relevant scale, 3) improving agility and innovation, and 4) leading in customer experience. We believe that by sharpening our focus on these areas through improved planning and communication, optimization of our infrastructure, and strategically aligned tuck-in acquisitions, we can build scale, increase competitiveness and achieve our long-term goals.
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
To this end, our executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of our strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which we compete. In 2019, integrating the Codman Neurosurgery business, which was acquired from Johnson and Johnson in 2017, remains a top priority. This acquisition expanded our portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to bring our entire Integra portfolio to a global market.
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
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthen our relationships with all customers. We strive to consistently deliver outstanding customer service and continue to invest in technologies, systems and processes to improve the way our customers do business with us. Additionally, we expect to build on the success of our professional education programs to drive continued customer appreciation of our growing portfolio of medical technologies globally.
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
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In 2018, we launched the CUSA® Clarity ultrasonic tissue ablation platform in Japan, Xtrasorb® Gentle Tack Silicone Foam Dressing, SurgiMend® MP Collagen Matrix, and Integra® Meshed Dermal Regeneration Template outside the U.S., and AmnioExcel® Plus Amniotic Allograft Membrane, Integra® XT Revision Total Ankle Replacement System, and Panta® II TTC Arthrodesis Nail System in the U.S. We continue to work on advanced shoulder products and are developing a pyrocarbon shoulder hemiarthroplasty product to add to our orthopedic reconstruction portfolio. We launched the Panta II system outside the U.S. during the first quarter of 2019. The Panta II system is a new fusion nail used in ankle fixation. In our electromechanical technologies portfolio, we are focused on the development of core clinical applications and anticipate a steady flow of product launches in early 2019, including the introduction of a new electrosurgery generator, a next generation ICP monitoring platform and an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. We continue to work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense and invest in ongoing development, such as in LED technology. Updates to our CUSA Clarity platform incorporate new ultrasonic tips and integrated electrosurgical capabilities.
FDA Matters

On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result,the morselized amniotic membrane tissue products would be regulated as a Drug or Biologic. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of March 31, 2019, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic membrane based products for the three months ended March 31, 2019 were less than 1.0% of consolidated revenues.
On March 7, 2019, a subsidiary of the Company received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the United States Food and Drug Administration (the “FDA”). The warning letter relates to quality systems issues at our manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. The Company has provided detailed responses to the FDA as to its corrective actions on a monthly basis and, since the conclusion of the inspection, has undertaken significant efforts to remediate the observations and continues to do so. The warning letter does not restrict the Company’s ability to manufacture or ship products or require the recall of any products. Nor does it restrict our ability to seek FDA 510(k) clearance of products. The letter states that requests for Certificates to Foreign Governments will not be granted until the violations have been corrected. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The Boston facility manufactures extracellular bovine matrix (EBM) products. The Company does not expect to incur material incremental expense for remediation activities. The Company submitted its initial response to the FDA Warning Letter on March 28, 2019. We cannot, however, give any assurances that the FDA will be satisfied with our response to the letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the Boston facility for the three months ended March 31, 2019 were approximately 4% of consolidated revenues.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2019 was $32.8 million, or $0.38 per diluted share, as compared to $11.0 million or $0.14 per diluted share for the three months ended March 31, 2018.
The increase in net income from the same period last year resulted from higher sales, improved margin, a reduction in interest expense and a tax benefit from the Switzerland tax holiday. Operating expenses decreased from the same period last year primarily as a result of one-time costs associated with the acquisition of Codman Neurosurgery included in net income for the three months ended March 31, 2018.

Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Acquisition and integration-related charges	$19,463	$28,886
Structural optimization charges	4,797	1,603
Discontinued product lines	1,400	—
Litigation matters	1,249	—
EU medical device regulation	1,109	—
Total	$28,018	$30,489
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cost of goods sold	$3,883	$13,292
Research and development	1,675	—
Selling, general and administrative	22,460	17,197
Total	$28,018	$30,489
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
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2019	2018
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$234,568	$236,115
Orthopedics & Tissue Technologies	125,122	120,967
Total revenue	359,690	357,082
Cost of goods sold	128,912	144,222
Gross margin on total revenues	$230,778	$212,860
Gross margin as a percentage of total revenues	64.2%	59.6%

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018
Revenues and Gross Margin
For the three months ended March 31, 2019, total revenues increased by $2.6 million to $359.7 million from $357.1 million for the same period in 2018. Domestic revenues increased $7.8 million, or 3.1%, to $256.7 million and were 71.4% of total revenues for the three months ended March 31, 2019. International revenues decreased by $5.2 million to $103.0 million for the three months ended March 31, 2019 compared to $108.2 million during the same period in the prior year. The net increase of $2.6 million was a result of growth in both segments of $11.0 million offset by a $5.3 million unfavorable impact of foreign exchange, which mainly impacts the Codman Specialty Surgical segment and a $3.1 million unfavorable impact due to discontinued and divested products.
Codman Specialty Surgical revenues were $234.6 million, a decrease of 0.7% from the prior-year period. The decrease primarily resulted from sales of our Neuro Monitoring products, which declined high-single digits compared to the prior year. These decreases were offset by growth in our Dural Repair and Programmable Valve products. Our Dural Repair products achieved low-single digit growth driven by DuraSeal and DuraGen compared to the same period last year. Our Programmable Valve products achieved mid-single digit growth driven by new product introductions. Precision Tools and Instruments revenue decreased low-single digits compared to the same period last year primarily due to revenue declines in our stereotaxy and dental product lines.
Orthopedics and Tissue Technologies revenues were $125.1 million, an increase of 3.4% from the prior-year period. In our Wound Reconstruction and Care portfolio used in inpatient and outpatient procedures, sales of our core tissue products including, PriMatrix, SurgiMend, and amniotic tissue products all increased high-single or low double-digits. Private Label increased by mid-single digits over the prior period due to the timing of customer orders. Extremity Orthopedic sales growth was flat compared to the same period last year. Sales growth in our ankle and shoulder products were offset by declines in other lower extremity products.
Gross margin increased to $230.8 million for the three-month period ended March 31, 2019, an increase of $17.9 million from $212.9 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.2% for the first quarter of 2019 from 59.6% in the same period last year. The increase in gross margin percentage resulted primarily from one time costs associated with the acquisition of Codman Neurosurgery that were included in the three-month period ended March 31, 2018 but are not included in the three-month period ended March 31, 2019. Improved sales mix and manufacturing yields also contributed to an increase in gross margin for the three-month period ended March 31, 2019.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2019	2018
Research and development	5.1%	5.1%
Selling, general and administrative	48.6%	45.8%
Intangible asset amortization	1.5%	1.5%
Total operating expenses	55.2%	52.4%
Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $11.2 million, or 6.0%, to $198.5 million in the three months ended March 31, 2019, compared to $187.3 million in the same period last year.
Selling, general and administrative expenses in the first quarter of 2019 increased by $11.3 million to $174.9 million compared to $163.6 million in the same period last year. Selling and marketing expenses increased by $5.1 million compared to the first quarter last year, primarily resulting from channel expansion. General and administrative costs increased by $6.2 million primarily from costs related to structural optimization.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest income	$2,428	$76
Interest expense	(13,149)	(18,768)
Other income (expense), net	3,236	2,245

Interest Income and Interest Expense
Interest expense for the three months ended March 31, 2019 decreased by $5.6 million, primarily resulting from a decrease in our outstanding balance on our Senior Credit Facility of $1.3 billion compared to a balance of $1.8 billion as of March 31, 2018. The weighted average interest rate for the three months ended March 31, 2019 increased nominally to 3.8% compared to 3.7% for the same period in the prior year.
Interest income for the three months ended March 31, 2019 increased by $2.4 million compared to 2018 primarily due to the interest rate differential on cross-currency swaps designated as net investment hedges that were entered into during the fourth quarter of 2018.
Other Income, net
Other income, net for the three months ended March 31, 2019 increased by $1.0 million compared to the same period last year primarily driven from net transactional foreign exchange gains.
Income Taxes

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income before income taxes	$24,823	$9,132
Income tax (benefit) expense	(7,933)	(1,860)
Effective tax rate	(32.0)%	(20.4)%
The Company’s effective income tax rates for the three months ended March 31, 2019 and 2018 were (32.0)% and (20.4)%, respectively. For the three months ended March 31, 2019, the primary driver of the reduction in the rate is a tax benefit of $10.8 million related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a Switzerland federal tax credit of 12 million CHF, which can be used over a seven-year period, ending in 2024. Additionally, the Company recorded an expense of $1.2 million, related to the revaluation of deferred taxes to the new Switzerland effective tax rate of 10.8%, as a result of the tax holiday.
The Company expects its effective income tax rate for the full year to be approximately 10%, driven primarily by the excess tax benefit from share-based compensation, the Switzerland tax holiday, and a favorable jurisdictional mix of pretax income in foreign operations relative to U.S.-based operations. This estimate could be revised in the future as additional information is presented to the Company.
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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
United States	$256,726	$248,928
Europe	48,640	51,773
Asia Pacific	35,700	35,785
Rest of World	18,624	20,596
Total Revenues	$359,690	$357,082
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
Domestic revenues increased to $256.7 million, or 71% of total revenues, for the three months ended March 31, 2019 from $248.9 million, or 70% of total revenues for the three months ended March 31, 2018. Growth in domestic revenues was driven by Dural Repair, Integra skin, and amniotic tissue. European sales decreased by $3.1 million for the three months ended March 31, 2019 compared to the same period last year, resulting primarily from a decrease in revenues for Precision Tools and Instruments and an unfavorable impact of foreign exchange. Sales to customers in Asia Pacific and the Rest of the World for the three months ended March 31, 2019 decreased by $2.1 million compared to the same period last year primarily driven by an unfavorable impact of foreign exchange. Foreign exchange fluctuations on international revenues in total had an unfavorable impact of $5.3 million for the three months ended March 31, 2019 compared to the same period in 2018.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $157.0 million and $138.8 million at March 31, 2019 and December 31, 2018, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2019, our non-U.S. subsidiaries held approximately $130.0 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is a tax-free manner under which to remit the earnings.
Cash Flows

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$29,484	$41,531
Net cash used in investing activities	(15,806)	(9,298)
Net cash provided by (used in) financing activities	5,393	(20,886)
Effect of exchange rate fluctuations on cash	(884)	3,114
Cash Flows Provided by Operating Activities
We generated operating cash flows of $29.5 million for the three months ended March 31, 2019, a decrease of $12.0 million from $41.5 million for the same period in 2018. Net income after non-cash adjustments increased for the three months ended March 31, 2019 by approximately $15.8 million compared to the same period in 2018, which resulted primarily from increased sales and an improvement in our gross margin compared to 2018. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $29.5 million for the three months ended March 31, 2019 compared to a decrease of $1.7 million for the same period in 2018. The decrease is primarily driven by increased investment in inventories and growth in accounts receivable in foreign jurisdictions with increased payment terms.

Cash Flows Used in Investing Activities
During the three months ended March 31, 2019, we paid $16.1 million for capital expenditures, most of which were directed to our new Mansfield, Massachusetts facility, and commercial expansion.
During the three months ended March 31, 2018, we paid $15.4 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We received $5.7 million from the Codman Neurosurgery acquisition for a working capital adjustment.
Cash Flows Provided by (Used in) Financing Activities
Our principal sources of cash from financing activities in the three months ended March 31, 2019 were $67.2 million from borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $57.4 million on the revolving portion of our Senior Credit Facility and Securitization Facility and $6.2 million cash taxes paid in net equity settlement.
Our principal source of cash from financing activities in the three months ended March 31, 2018 were $25.0 million in borrowings under our Senior Credit Facility. These were offset by repayments of $35.0 million on the revolving portion of our Senior Credit Facility and $6.8 million cash taxes paid in net equity settlement.
Upcoming Debt Maturities
The first quarterly installment of the Company's Term Loan component of its Senior Credit Facility is due on September 30, 2019. The Company recorded $33.8 million as a current liability in the Company's consolidated balance sheet.
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
The Company has not repurchased any shares of common stock under these authorizations through March 31, 2019.
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
Off-Balance Sheet Arrangements
The Company has no off–balance sheet financing arrangements during the three months ended March 31, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of March 31, 2019, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2019	2020-2021	2022-2023	Thereafter
	(In millions)
Revolving Credit Facility (1)	$350.0	$—	$—	$350.0	$—
Term Loan	900.0	22.5	101.2	776.3	—
Securitization Facility (1)	126.0	—	126.0	—	—
Interest (2)	136.0	34.5	63.9	37.6	—
Employment Agreements (3)	2.0	1.0	1.0	—	—
Operating Leases (4)	165.8	11.9	27.5	24.4	102.0
Purchase Obligations	13.8	13.7	0.1	—	—
Other	5.3	0.8	1.0	1.3	2.2
Total	$1,698.9	$84.4	$320.7	$1,189.6	$104.2

(1)
The Company may borrow and make payments against the revolving credit portion of its Senior Credit Facility and Securitization Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

(2)
Interest is calculated on the term loan portion of the Senior Credit Facility based on current interest rates paid by the Company. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.

(3)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
(4)
During 2018, the Company entered into a lease for a new corporate headquarters in Princeton, NJ which is expected to commence during the second quarter of 2019. Total payments over the lease term are approximately $67.0 million. The payments are included in the table above.

The Company has excluded its contingent consideration obligation and related to a prior acquisition from the contractual obligations table above; this liability had a total estimated fair value of $0.2 million at March 31, 2019. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its option to acquire Integrated Shoulder Collaboration Inc., which becomes mandatory upon achievement of a certain sales threshold. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its future pension contribution obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed. As of March 31, 2019, the Company anticipates contributing $1.9 million to its defined benefit plans in 2019.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.7 million at March 31, 2019. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have not materially changed.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros ("EUR"), British pounds ("GBP"), Swiss francs ("CHF"), Canadian dollars, Japanese yen, Mexican pesos, Brazilian reais, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period.
On October 1, 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency translation on foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges at March 31, 2019 were $354.5 million and GBP 128.3 million. Under the terms of these contracts, which have been designated as net investment hedges, we will make interest payments in GBP and receive interest in U.S. dollars and GBP. Upon the maturity of these contracts, the Company will pay the notional amounts in EUR, GBP and CHF and receive U.S. dollars and GBP from the counterparties.
On October 2, 2017, we entered into cross currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of Swiss Franc denominated intercompany loans into U.S. dollars. The CHF denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of the Codman Acquisition. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in CHF and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties. The total notional amount of our cross-currency swap agreements designated as cash flow hedges at March 31, 2019 were $266.7 million.
During the three months ended March 31, 2019, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million. The original termination date was October 2, 2020, however, as the intercompany loan settlement was consummated during the three months ended March 31, 2019, the cross-currency swap was settled simultaneously. As a result of the settlement, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2019 would increase interest income by approximately $1.6 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixes the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. See Note 7, Derivative Instruments, for the details of interest rate swaps.
The total notional amount of interest rate swaps in effect as of March 31, 2019 was $900 million. Based on our outstanding borrowings at March 31, 2019, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $4.6 million on an annualized basis.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2019, we implemented new internal controls to support adoption of the new lease accounting standard ASU No. 2016-02, Leases (Topic 842). There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
BioD
On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require as a result of the acceleration of the payment of $26.5 million by BioD. Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.

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
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the three months ended March 31, 2019.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Reference is hereby made to the Exhibit Index on page 40.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	April 29, 2019	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2019	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2019	/s/ Jeffrey A. Mosebrook
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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 29, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.