Form 10-Q
period 2019-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2019-07-25
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 0-26224

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware			51-0317849
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)			(I.R.S. EMPLOYER IDENTIFICATION NO.)

311 Enterprise Drive			08536
Plainsboro	,	New Jersey	(ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
Registrant's Telephone Number, Including Area Code: (609) 275-0500
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK	IART	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 23, 2019 was 85,534,454.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (Unaudited)	4

Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited)	6

Condensed Consolidated Statements of Changes in Shareholder's Equity for the three and six months ended June 30, 2019 and 2018 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	43

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue, net	$383,645	$366,190	$743,335	$723,272
Costs and expenses:
Cost of goods sold	143,671	137,565	272,583	281,787
Research and development	17,633	19,108	35,954	37,433
Selling, general and administrative	165,378	176,597	340,247	340,163
Intangible asset amortization	11,004	5,286	16,284	10,676
Total costs and expenses	337,686	338,556	665,068	670,059
Operating income	45,959	27,634	78,267	53,213
Interest income	2,710	174	5,138	250
Interest expense	(13,384)	(17,504)	(26,533)	(36,272)
Other income, net	1,098	2,427	4,334	4,672
Income before income taxes	36,383	12,731	61,206	21,863
Income tax expense (benefit)	6,647	1,355	(1,286)	(505)
Net income	$29,736	$11,376	$62,492	$22,368

Net income per share
Basic	$0.35	$0.14	$0.73	$0.28
Diluted	$0.34	$0.14	$0.72	$0.27

Weighted average common shares outstanding (See Note 13):
Basic	85,577	82,423	85,460	80,491
Diluted	86,257	83,513	86,407	81,702
Comprehensive income (See Note 14)	$17,714	$(12,269)	$39,235	$21,401

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$176,084	$138,838
Trade accounts receivable, net of allowances of $4,394 and $3,719	296,507	265,737
Inventories, net	296,505	280,347
Prepaid expenses and other current assets	99,576	90,160
Total current assets	868,672	775,082
Property, plant and equipment, net	316,445	300,112
Right of use asset - operating leases	97,783	—
Intangible assets, net	1,041,620	1,079,496
Goodwill	926,732	926,475
Deferred tax assets, net	22,438	6,805
Other assets	16,720	19,917
Total assets	$3,290,410	$3,107,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$45,000	$22,500
Current portion of lease liability - operating leases	13,448	—
Accounts payable, trade	107,191	76,050
Contract liabilities	3,507	3,764
Accrued compensation	64,272	75,693
Accrued expenses and other current liabilities	81,693	84,545
Total current liabilities	315,111	262,552
Long-term borrowings under senior credit facility	1,204,537	1,210,513
Long-term borrowings under securitization facility	102,400	121,200
Lease liability - operating leases	94,197	—
Deferred tax liabilities	53,086	57,778
Other liabilities	100,128	80,048
Total liabilities	1,869,459	1,732,091
Commitments and contingencies (Refer to Note 16)
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 88,351 and 88,044 issued at June 30, 2019 and December 31, 2018, respectively	883	880
Additional paid-in capital	1,198,010	1,192,601
Treasury stock, at cost; 2,869 shares and 2,881 shares at June 30, 2019 and December 31, 2018, respectively	(120,107)	(120,615)
Accumulated other comprehensive loss	(68,700)	(45,443)
Retained earnings	410,865	348,373
Total stockholders’ equity	1,420,951	1,375,796
Total liabilities and stockholders’ equity	$3,290,410	$3,107,887

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$62,492	$22,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,985	54,002
Non-cash impairment charges	5,764	—
Deferred income tax	(9,077)	(423)
Amortization of debt issuance costs	2,713	3,657
Loss on disposal of property and equipment	611	127
Change in fair value of contingent consideration and other	10	914
Share-based compensation	9,859	10,214
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(30,356)	(8,420)
Inventories	(21,558)	(3,596)
Prepaid expenses and other current assets	(14,806)	(1,959)
Other non-current assets	2,846	(436)
Accounts payable, accrued expenses and other current liabilities	16,410	(3,405)
Contract liabilities	(1,971)	(91)
Other non-current liabilities	1,086	4,792
Net cash provided by operating activities	78,008	77,744
INVESTING ACTIVITIES:
Purchases of property and equipment	(33,750)	(35,387)
Proceeds from note receivable	495	446
Proceeds from sale of property and equipment	35	205
Cash provided by business acquisitions	—	26,704
Net cash used in investing activities	(33,220)	(8,032)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	101,200	50,000
Payments on debt	(105,000)	(415,000)
Payment of debt issuance costs	—	(4,221)
Proceeds from the issuance of common stock, net of issuance costs	—	349,599
Net cash paid for financing liabilities from business acquisitions	—	(33,843)
Proceeds from exercised stock options	2,213	3,727
Cash taxes paid in net equity settlement	(6,212)	(7,240)
Net cash used in financing activities	(7,799)	(56,978)
Effect of exchange rate changes on cash and cash equivalents	257	(3,898)
Net increase in cash and cash equivalents	37,246	8,836
Cash and cash equivalents at beginning of period	138,838	174,935
Cash and cash equivalents at end of period	$176,084	$183,771

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2018	88,044	$880	(2,881)	$(120,615)	$1,192,601	$(45,443)	$348,373	$1,375,796
Net income	—	—	—	—	—	—	32,756	32,756
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,236)	—	(11,236)
Issuance of common stock through employee stock purchase plan	17	—	—	—	716	—	—	716
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	243	2	12	506	(5,629)	—	—	(5,121)
Share-based compensation	—	—	—	—	4,119	—	—	4,119
Balance, March 31, 2019	88,304	$882	(2,869)	$(120,109)	$1,191,807	$(56,679)	$381,129	$1,397,030
Net income	—	—	—	—	—	—	29,736	29,736
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12,021)	—	(12,021)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	47	1	—	2	405	—	—	408
Share-based compensation	—	—	—	—	5,798	—	—	5,798
Balance, June 30, 2019	88,351	$883	(2,869)	$(120,107)	$1,198,010	$(68,700)	$410,865	$1,420,951

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Six Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2017	81,306	$813	(2,927)	$(121,644)	$821,758	$(23,807)	$285,186	$962,306
Net income	—	—	—	—	—	—	10,992	10,992
Adoption of Update No. 2014-09	—	—	—	—	—	—	1,854	1,854
Other comprehensive income (loss), net of tax	—	—	—	—	—	22,144	(532)	21,612
Issuance of common stock	297	3	—	—	3,107	—	—	3,110
Issuance of common stock through employee stock purchase plan	—	—	—	—	553	—	—	553
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	108	1	37	910	(7,643)	—	—	(6,732)
Share-based compensation	—	—	—	—	4,745	—	—	4,745
Balance, March 31, 2018	81,711	$817	(2,890)	$(120,734)	$822,520	$(1,663)	$297,500	$998,440
Net income	—	—	—	—	—	—	11,376	11,376
Other comprehensive income (loss), net of tax	—	—	—	—	—	(23,643)	1,065	(22,578)
Issuance of common stock	39	—	—	—	65	—	—	65
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	(16)	—	—	2	(469)	—	—	(467)
Equity offering	6,038	60	—	—	349,538	—	—	349,598
Share-based compensation	—	—	—	—	5,471	—	—	5,471
Balance, June 30, 2018	87,772	$877	(2,890)	$(120,732)	$1,177,125	$(25,306)	$309,941	$1,341,905

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
In the opinion of management, the June 30, 2019 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("GAAP") which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of pension assets and liabilities, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
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
The Company adopted the New Lease Standard as of January 1, 2019 using a modified retrospective transition. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. The Company elected the ‘package of practical expedients’ which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company also elected the use-of-hindsight practical expedient. As most of the leases do not provide an implicit rate, the Company used our collateralized incremental borrowing rate based on the information available at the lease implementation date in determining the present value of the lease payments. The adoption of the New Lease Standard had an initial impact on the consolidated balance sheet due to the recognition of $76.4 million of lease liabilities with corresponding right-of-use assets ("ROU") of $67.3 million for operating leases. The difference between lease liabilities and right-of-use assets is primarily attributed to unamortized lease incentives which will be amortized over the term of each respective lease.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (e.g., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.
2. BUSINESS DEVELOPMENT
Integrated Shoulder Collaboration, Inc.
On January 4, 2019, the Company entered into a licensing agreement with Integrated Shoulder Collaboration, Inc ("ISC"). Under the terms of the agreement, the Company paid ISC $1.7 million for the exclusive, worldwide license to commercialize its short stem and stemless shoulder system. A patent related to short stem and stemless shoulder systems was issued to ISC during the first quarter of 2019. ISC is eligible to receive royalties on sales of the short stem and stemless shoulder system. The Company has the option to acquire ISC at a date four years subsequent to the first commercial sale, which becomes mandatory upon the achievement of a certain sales thresholds of the short stem and stemless shoulder system, for an amount not to exceed $80.0 million. The transaction was accounted for as an asset acquisition as the Company concluded that it acquired primarily one asset. The total upfront payment of $1.7 million was expensed as a component of research and development expense and the future milestone and option payments will be recorded if the corresponding events become probable.
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
A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and distributors, and also from inventory physically held by field sales representatives. For these types of product sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.
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
The Company's return policy, as set forth in its product catalogs and sales invoices, requires review and authorization in advance prior to the return of product. Upon the authorization, a credit will be issued for the goods returned within a set amount of days from the shipment, which is generally ninety days.
The Company disregards the effects of a financing component if the Company expects, at contract inception, that the period between the transfer and customer payment for the goods or services will be one year or less. The Company has no significant revenues recognized on payments expected to be received more than one year after the transfer of control of products or services to customers.
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
The following table summarizes the changes in the contract asset and liability balances for the six months ended June 30, 2019:

Contract Asset
Contract asset, January 1, 2019	$4,193
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(4,193)
Contract asset, net of transferred to trade receivables on contracts during the period	8,185
Contract asset, June 30, 2019	$8,185

Contract Liability
Contract liability, January 1, 2019	$12,716
Recognition of revenue included in beginning of year contract liability	(3,665)
Contract liability, net of revenue recognized on contracts during the period	1,509
Contract liability, June 30, 2019	$10,560

At June 30, 2019, the short-term portion of the contract liability of $3.5 million and the long-term portion of $7.1 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of June 30, 2019, the Company is expected to recognize approximately 46.0% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(amounts in thousands)
Neurosurgery	$177,411	$170,589	$343,826	$337,487
Precision Tools and Instruments	71,847	68,915	140,000	138,132
Total Codman Specialty Surgical	249,258	239,504	483,826	475,619

Wound Reconstruction and Care	82,282	78,311	157,245	150,598
Extremity Orthopedics	21,762	22,017	44,447	44,652
Private Label	30,343	26,358	57,817	52,403
Total Orthopedics and Tissue Technologies	134,387	126,686	259,509	247,653
Total revenue	$383,645	$366,190	$743,335	$723,272

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
The impact of adoption in the year of implementation of Topic 606 to the Company's consolidated statement of operations for the three and six months ended June 30, 2018 was as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported	Excluding Impact of Topic 606	As Reported	Excluding Impact of Topic 606
	(Amounts in thousands)
Statement of Operations
Total revenue, net	$366,190	$363,381	$723,272	$719,420
Cost of goods sold	137,565	137,032	281,787	281,051
Income tax benefit	1,355	853	(505)	(1,135)
Net income	11,376	9,603	22,368	19,882

4. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Finished goods	$189,737	$179,885
Work in process	48,986	47,715
Raw materials	57,782	52,747
	$296,505	$280,347

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2019 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2018	$625,760	$300,715	$926,475
Foreign currency translation	174	83	257
Goodwill at June 30, 2019	$625,934	$300,798	$926,732

The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$856,730	$(190,219)	$666,511
Customer relationships	13 years	222,784	(111,617)	111,167
Trademarks/brand names	28 years	104,041	(26,688)	77,353
Codman trade name	Indefinite	162,466	—	162,466
Supplier relationships	27 years	34,721	(17,233)	17,488
All other	4 years	10,913	(4,278)	6,635
		$1,391,655	$(350,035)	$1,041,620

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$855,679	$(167,384)	$688,295
Customer relationships	13 years	231,448	(106,859)	124,589
Trademarks/brand names	28 years	104,061	(24,764)	79,297
Codman trade name	Indefinite	162,054	—	162,054
Supplier relationships	27 years	34,721	(16,519)	18,202
All other	4 years	10,958	(3,899)	7,059
		$1,398,921	$(319,425)	$1,079,496

Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $32.6 million for the remainder of 2019, $65.2 million in 2020, $64.1 million in 2021, $60.6 million in 2022, $59.8 million in 2023, $58.9 million in 2024 and $535.6 million thereafter.
In April 2019, a contract manufacturing customer of our Private Label product line received a notification from the FDA ordering them to remove their product from the market. During the second quarter of 2019, the Company recorded an impairment charge of $5.8 million in intangible asset amortization in the consolidated statement of operations related to the customer relationship intangible asset acquired from TEI Biosciences, Inc. and TEI Medical Inc. (collectively "TEI") due to revised future projections based on a pending contract termination.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2019, the Company was in compliance with all such covenants. In connection with the May 2018 Amendment, the Company capitalized $4.2 million of financing costs and wrote off $0.8 million of previously capitalized financing costs during the second quarter of 2018.
At June 30, 2019 and December 31, 2018, there was $360.0 million and $345.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 3.8% and 4.0%, respectively. At June 30, 2019 and December 31, 2018, there was $900.0 million outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.8% and 3.9%, respectively. At June 30, 2019, $45.0 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") is for an initial three-year term and may be extended. The Securitization Agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2019, the Company was in compliance with the covenants and none of the termination events had occurred. At June 30, 2019, the Company had $102.4 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 3.3%.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at June 30, 2019 were approximately $349.3 million and, $881.8 million, respectively. The fair value of the outstanding borrowing of the Securitization facility at June 30, 2019 was approximately $101.1 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of June 30, 2019 and December 31, 2018 totaled $0.6 million. There were no amounts drawn as of June 30, 2019.
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
7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of June 30, 2019 and December 31, 2018 (amounts in thousands):

						June 30, 2019	December 31, 2018
Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value	Estimated Fair Value
						Assets (Liabilities)	Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	$—	$410
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	—	415
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	—	418
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	71	619
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	204	1,287
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(608)	1,246
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,901)	1,491
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,873)	1,460
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(3,497)	418
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(1,787)	162
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(6,363)	2,076
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(5,583)	(2,594)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(5,600)	(2,551)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(5,632)	(2,568)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(4,328)	(797)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(4,264)	(873)
Total interest rate derivatives designated as cash flow hedge	$1,475,000					$(43,161)	$619

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
During the quarter ended June 30, 2019, interest rate swaps with an aggregate notional amount of $150 million matured.
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
The Company held the following cross-currency rate swaps as of June 30, 2019 (dollar amounts in thousands):

						June 30, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	64,710	$20
Receive U.S.$			4.38%		$66,667

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(77)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(690)
Receive U.S.$			4.52%		$150,000

Total						$(747)

During the six months ended June 30, 2019, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million. The original maturity date was October 2, 2020, however, as the intercompany loan settlement was consummated, the cross-currency swap was settled simultaneously. As a result of the settlement, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
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

The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2019, the Company recorded losses of $5.1 million and $1.8 million, respectively, in other income, net for the foreign currency rate translation to offset the gains recognized on the intercompany loans. For the three and six months ended June 30, 2018, the Company recorded gains of $11.3 million and $4.9 million in other income, net for the foreign currency rate translation to offset the losses recognized on the intercompany loans.
For the three and six months ended June 30, 2019, the Company recorded a loss of $1.7 million and gain of $5.8 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2018, the Company recorded gains of $13.0 million and $6.1 million in AOCI related to the change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2019, the Company recorded gains of $1.7 million and $3.7 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2018, the Company recorded gains of $2.0 million and $3.9 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swap.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2019, an estimated gain of $6.8 million is expected to be reclassified within the next twelve months to other income, net from AOCI. As of June 30, 2019, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business. On October 1, 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries.
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

						June 30, 2019	December 31, 2018
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)	Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	70,738	$2,683	$1,359
Receive U.S.$			3.01%		$82,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	1,838	(421)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	773	(150)
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	6,462	2,360
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—%	CHF	165,172	(7,702)	(3,780)
Receive GBP			1.67%	GBP	128,284

Total						$4,054	$(632)

The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2019, the Company recorded a loss of $0.8 million and gain of $9.4 million in AOCI related to the change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2019, the Company recorded gains of $2.4 million and $4.7 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2019 within the next twelve months is $9.0 million.
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
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2019	December 31, 2018
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$276	$4,654
Cross-currency swap	6,800	7,615
Net Investment Hedges
Cross-currency swap	9,047	8,888
Other assets
Cash Flow Hedges
Interest rate swap(2)	—	5,350
Net Investment Hedges
Cross-currency swap	5,042	1,774
Total derivatives designated as hedges — Assets	$21,165	$28,281

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$3,024	$—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	40,410	9,385
Cross-currency swap	7,546	10,445
Net Investment Hedges
Cross-currency swap	10,037	11,294
Total derivatives designated as hedges — Liabilities	$61,017	$31,124

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At June 30, 2019 and December 31, 2018, the notional amount related to the Company’s interest rate swaps were $1.3 billion.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2019 and 2018:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2019
Cash Flow Hedges
Interest rate swap	$(16,678)	$(25,163)	$1,320	$(43,161)	Interest expense
Cross-currency swap	(3,895)	(1,716)	(3,327)	(2,284)	Other income, net
Net Investment Hedges
Cross-currency swap	7,261	(800)	2,407	4,054	Interest income
	$(13,312)	$(27,679)	$400	$(41,391)
Three Months Ended June 30, 2018
Cash Flow Hedges
Interest rate swap	$16,188	$6,306	$150	$22,344	Interest expense
Cross-currency swap	(7,677)	13,029	13,244	(7,892)	Other income, net
	$8,511	$19,335	$13,394	$14,452

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2019
Cash Flow Hedges
Interest rate swap	$619	$(41,053)	$2,727	$(43,161)	Interest expense
Cross-currency swap	(6,190)	5,757	1,851	(2,284)	Other income, net
Net Investment Hedges
Cross-currency swap	$(632)	$9,422	$4,736	$4,054	Interest income
	$(6,203)	$(25,874)	$9,314	$(41,391)
Six Months Ended June 30, 2018
Cash Flow Hedges
Interest rate swap	$592	$21,247	$(505)	$22,344	Interest expense
Cross-currency swap	$(5,104)	$6,067	$8,856	$(7,892)	Other income, net
	$(4,512)	$27,314	$8,351	$14,452

8. STOCK-BASED COMPENSATION
As of June 30, 2019, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
Stock Options

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2019, there were approximately $6.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 202,752 stock options granted during the six months ended June 30, 2019. For the six months ended June 30, 2019, the weighted average grant date fair value for stock options was $18.74 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2019, there were approximately $29.8 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 254,268 restricted stock awards and 118,903 performance stock awards during the six months ended June 30, 2019. For the six months ended June 30, 2019, the weighted average grant date fair value for restricted stock awards and performance stock units was $54.72 and $55.91 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2019 were $0.5 million and $1.0 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $1.3 million for the three and six months ended June 30, 2019, respectively, are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2018 were $0.6 million and $1.1 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $1.4 million for the three and six months ended June 30, 2018, respectively, are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $31.2 million and $31.1 million as of June 30, 2019 and December 31, 2018, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2019 and December 31, 2018. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2019. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
Most facility leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion, therefore, the majority of renewals to extend the lease terms are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates renewal options and when they are reasonably certain of exercise, the renewal period is included in the lease term.
As most of the Company's leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
Total operating lease expense for the six months ended June 30, 2019 and June 30, 2018, was $9.0 million and $6.5 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases at June 30, 2019 were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

June 30, 2019
(In thousands, except lease term and discount rate)
ROU assets	$97,783

Current lease liabilities	$13,448
Non-current lease liabilities	94,197
Total lease liabilities	$107,645

Weighted average remaining lease term (in years):
Leased facilities	13.0
Leased vehicles	3.1

Weighted average discount rate:
Leased facilities	5.5%
Leased vehicles	3.2%

Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2019 (in thousands):

June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,771

ROU assets obtained in exchange for lease liabilities:
Operating leases	37,646

Future minimum lease payments under operating leases at June 30, 2019 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2019	$148	$7,447	$7,595
2020	296	8,495	8,791
2021	296	12,407	12,703
2022	296	13,308	13,604
2023	296	11,020	11,316
Thereafter	1,724	100,293	102,017
Total minimum lease payments	$3,056	$152,970	$156,026
Less: Imputed interest			48,381
Total lease liabilities			107,645
Less: Current lease liabilities			13,448
Long-term lease liabilities			94,197

During 2018, the Company entered into an operating lease with a term of 18 years for a new corporate headquarters in Princeton, NJ. The lease commenced during the second quarter of 2019 and the Company recorded a ROU asset and lease liability of $35.6 million.
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
11. TREASURY STOCK
As of June 30, 2019 and December 31, 2018, there were 2.9 million shares of treasury stock outstanding with a cost of $120.1 million and $120.6 million, respectively, at a weighted average cost per share of $41.86 and $41.87, respectively.
On December 11, 2018, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. As of June 30, 2019, there remained $225.0 million available for repurchase under this authorization. This stock repurchase authorization replaces the previous $150.0 million stock repurchase authorization, approved by the Board in 2016.
There were no cash treasury stock repurchases during the six months ended June 30, 2019 and 2018.
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reported tax rate	18.3%	10.6%	(2.1)%	(2.3)%

The Company’s effective income tax rates for the three months ended June 30, 2019 and 2018 were 18.3% and 10.6%, respectively. For the three months ended June 30, 2019, the increase in the rate is primarily driven by an increase in taxable income within U.S. jurisdictions.

The Company’s effective income tax rates for the six months ended June 30, 2019 and 2018 were (2.1)% and (2.3)%, respectively. For the six months ended June 30, 2019, the increase in the rate is primarily driven by an increase in taxable income within U.S. jurisdictions, offset by a tax benefit of $10.8 million ($0.13 per share) related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a federal tax credit in Switzerland of 12 million CHF, which can be used over a seven year period, ending in 2024. The six months ended June 30, 2018, included an additional tax benefit of $1.7 million related to share–based compensation, when compared to the same period in 2019.
As of June 30, 2019, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of June 30, 2019.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$29,736	$11,376	$62,492	$22,368
Weighted average common shares outstanding	85,577	82,423	85,460	80,491
Basic net income per common share	$0.35	$0.14	$0.73	$0.28

Diluted net income per share:
Net income	$29,736	$11,376	$62,492	$22,368

Weighted average common shares outstanding — Basic	85,577	82,423	85,460	80,491
Effect of dilutive securities:
Stock options and restricted stock	680	1,090	947	1,211
Weighted average common shares for diluted earnings per share	86,257	83,513	86,407	81,702

Diluted net income per common share	$0.34	$0.14	$0.72	$0.27

Shares of common stock of approximately 0.1 million and 0.2 million at June 30, 2019 and 2018, respectively, that are issuable through the exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.
Vested restricted and performance units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$29,736	$11,376	$62,492	$22,368
Foreign currency translation adjustment	7,700	(27,785)	690	(14,005)
Change in unrealized gain (loss) on derivatives, net of tax	(19,703)	4,128	(23,937)	13,032
Pension liability adjustment, net of tax	(19)	12	(10)	6
Comprehensive income, net	$17,714	$(12,269)	$39,235	$21,401

Changes in Accumulated Other Comprehensive Income by component between December 31, 2018 and June 30, 2019 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2019	$(4,813)	$(736)	$(39,894)	$(45,443)
Other comprehensive income (loss)	(16,974)	(10)	690	(16,294)
Less: Amounts reclassified from accumulated other comprehensive income	6,963	—	—	6,963
Net current-period other comprehensive income (loss)	(23,937)	(10)	690	(23,257)
Balance at June 30, 2019	$(28,750)	$(746)	$(39,204)	$(68,700)

For the six months ended June 30, 2019, the Company reclassified gains of $1.4 million and $5.5 million from AOCI to other income, net, and interest income, respectively.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and six months ended June 30, 2019 and 2018 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$249,258	$239,504	$483,826	$475,619
Orthopedics and Tissue Technologies	134,387	126,686	259,509	247,653
Total revenues	$383,645	$366,190	$743,335	$723,272
Segment Profit
Codman Specialty Surgical	$99,241	$91,118	$190,622	$180,609
Orthopedics and Tissue Technologies	41,787	37,141	82,282	69,579
Segment profit	141,028	128,259	272,904	250,188
Amortization	(11,004)	(5,286)	(16,284)	(10,676)
Corporate and other	(84,065)	(95,339)	(178,353)	(186,299)
Operating income	$45,959	$27,634	$78,267	$53,213

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
United States	$273,390	$259,711	$530,116	$508,639
Europe	50,871	51,405	99,511	103,178
Asia Pacific	37,031	35,497	72,731	71,282
Rest of World	22,353	19,577	40,977	40,173
Total Revenues	$383,645	$366,190	$743,335	$723,272

16. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
The Company determined the fair value of contingent consideration during the six-month period ended June 30, 2019 and 2018 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2019 and 2018 is as follows (in thousands):

Six Months Ended June 30, 2019	Contingent Consideration Liability Related to Acquisition of Derma Sciences
Long-term
Balance as of January 1, 2019	$230
Balance as of June 30, 2019	$230

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Six Months Ended June 30, 2018	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Short-term	Long-term	Short-term
Balance as of January 1, 2018	$315	$1,387	$22,478
Transfers from long-term to current portion	1,387	(1,387)	—
Payments	(2,000)	—	(19,000)
Loss from change in fair value of contingent consideration liabilities	298	230	1,422	Selling, general and administrative
Balance as of June 30, 2018	$—	$230	$4,900

Confluent Surgical
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical"). The purchase price included contingent consideration. The potential maximum undiscounted contingent consideration of $30.0 million consisted of $25.0 million upon obtaining certain U.S. governmental approvals (the "U.S. Contingent Consideration") and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business. The fair values of contingent consideration related to the acquisition of Confluent Surgical were estimated using a discounted cash flow model using a discount rate of 2.2%. During the first quarter of 2018, the Company received the U.S. governmental approvals and adjusted the related contingent consideration liability to $19.0 million, which the Company paid in April 2018. During the third quarter of 2018, the Company received certain European governmental approvals. The Company paid the remaining $5.0 million of contingent consideration related to Confluent Surgical in October of 2018.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to the Medihoney product. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a discounted cash-flow model. The contingent liabilities recognized as part of the Derma Sciences acquisition relate to the following:

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
At the date of the acquisition, the net sales used in estimating the Medihoney Earnout Payments were based on the weighted average of different possible scenarios using revenue volatility of 27.5%. The Medihoney Earnout Payments were valued using a discount rate of 4.5%. The maximum payout related to the Medihoney Earnout Payments is $5.0 million. During the second quarter of 2018, the Company paid $2.0 million for the Medihoney Earnout Payments. The estimated fair value of the remaining Medihoney Earnout Payment as of June 30, 2019, December 31, 2018 and June 30, 2018 was $0.2 million.
The Company assesses these assumptions on an ongoing basis as additional information affecting the assumptions is obtained. The contingent consideration balances for Derma Sciences and Confluent Surgical was included in other liabilities at June 30, 2019 and accrued expenses and other current liabilities and other liabilities at June 30, 2018.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

BioD
On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require, as a result, the acceleration of the payment of $26.5 million by BioD. Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.
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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products offer specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private-label sales of a broad set of our regenerative and wound care medicine technologies.
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
During the first half of 2019 we launched 10 new products. These include our new electrosurgery generator, a next generation ICP monitoring platform and an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. In addition, we launched the Panta II system outside the U.S.. The Panta II system is our new fusion nail used in ankle fixation. In our electromechanical technologies portfolio, we are focused on the development of core clinical applications. We continue to work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense and invest in ongoing development, such as our DUO LED Surgical Headlight System. Also during 2019, we have made updates to our CUSA Clarity platform to incorporate new ultrasonic tips and integrated electrosurgical capabilities. We continue to work on advanced shoulder products and are developing a pyrocarbon shoulder hemiarthroplasty product to add to our orthopedic reconstruction portfolio.
FDA Matters
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result,the morselized amniotic membrane tissue products would be regulated as a Drug or Biologic. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of June 30, 2019, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic membrane based products for the six months ended June 30, 2019 were less than 1.0% of consolidated revenues.
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
Revenues of products manufactured in the Boston facility for the six months ended June 30, 2019 were approximately 4.0% of consolidated revenues.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2019 was $29.7 million, or $0.34 per diluted share, as compared to $11.4 million or $0.14 per diluted share for the three months ended June 30, 2018.
Net income for the six months ended June 30, 2019 was $62.5 million, or $0.72 per diluted share, as compared to $22.4 million or $0.27 per diluted share for the six months ended June 30, 2018.
The increase in net income from the same period last year resulted from higher sales, improved margin, a reduction in interest expense and a tax benefit from the Switzerland tax holiday. Operating expenses decreased from the same period last year primarily as a result of one-time costs associated with the acquisition of Codman Neurosurgery included in net income.

Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Acquisition and integration-related charges	$12,822	$23,697	$32,285	$52,583
Structural optimization charges	3,018	6,947	7,816	8,550
Impairment charges	5,764	—	5,764	—
Discontinued product lines	2,321	—	3,721	—
Litigation matters	1,051	1,502	2,300	1,502
EU medical device regulation	114	—	1,223	—
Total	$25,090	$32,146	$53,109	$62,635
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cost of goods sold	$7,331	$6,636	$11,214	$19,928
Research and development	2	—	1,677	—
Selling, general and administrative	11,993	24,719	34,453	41,916
Intangible asset amortization	5,764	—	5,764	—
Interest expense	—	791	—	791
Total	$25,090	$32,146	$53,108	$62,635
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
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,
	2019	2018
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$249,258	$239,504
Orthopedics & Tissue Technologies	134,387	126,686
Total revenue	383,645	366,190
Cost of goods sold	143,671	137,565
Gross margin on total revenues	$239,974	$228,625
Gross margin as a percentage of total revenues	62.6%	62.4%

Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018
Revenues and Gross Margin
For the three months ended June 30, 2019, total revenues increased by $17.4 million to $383.6 million from $366.2 million for the same period in 2018. Domestic revenues increased $13.7 million, or 5.3%, to $273.4 million and were 71.3% of total revenues for the three months ended June 30, 2019. International revenues increased by $4.0 million to $110.3 million for the three months ended June 30, 2019 compared to $106.5 million during the same period in the prior year. The net increase of $17.5 million was a result of growth in both segments of $23.6 million offset by a $4.0 million unfavorable impact of foreign exchange, which mainly impacts the Codman Specialty Surgical segment and a $2.1 million unfavorable impact due to discontinued and divested products.
Codman Specialty Surgical revenues were $249.3 million, an increase of 4.1% from the prior-year period. The increase primarily resulted from sales of our Neuro Monitoring and Programmable Valve products, which increased low double-digits and mid single-digits compared to the prior year driven by new product introductions. Sales for our Dural Repair products increased low single-digits year over year offset partially by an unfavorable impact of foreign exchange. Precision Tools and Instruments revenue increased low-single digits compared to the same period last year primarily due to revenue increases in our Stereotaxy and Mayfield product lines and Acute Surgical instrument products.
Orthopedics and Tissue Technologies revenues were $134.4 million, an increase of 6.1% from the prior-year period. In our Wound Reconstruction and Care portfolio used for inpatient and outpatient procedures, sales of our core tissue products including PriMatrix and SurgiMend increased low double-digits. Other amniotic tissue products increased low single-digits. Private Label sales increased by mid-double digits over the prior period. Extremity Orthopedic sales were flat compared to the same period last year excluding the unfavorable impact of foreign exchange. Sales growth in our hand and shoulder products were offset by declines in other lower extremity products.
Gross margin increased to $240.0 million for the three-month period ended June 30, 2019, an increase of $11.4 million from $228.6 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.6% for the second quarter of 2019 from 62.4% in the same period last year. The Company's improved sales mix and manufacturing yields also contributed to an increase in gross margin for the three-month period ended June 30, 2019.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2019	2018
Research and development	4.6%	5.2%
Selling, general and administrative	43.1%	48.2%
Intangible asset amortization	2.9%	1.4%
Total operating expenses	50.6%	54.8%
Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, decreased $7.0 million, or 3.5%, to $194.0 million in the three months ended June 30, 2019, compared to $201.0 million in the same period last year.
Research and development expenses in the first three months of 2019 were relatively flat compared to the same period last year. Selling, general and administrative expenses in the second quarter of 2019 decreased by $11.2 million to $165.4 million compared to $176.6 million in the same period last year. Selling and marketing expenses increased by $1.5 million compared to the first quarter last year, primarily resulting from channel expansion. General and administrative costs decreased by $12.7 million primarily from one-time costs related to structural optimization and acquisition and integration-related charges included in the three-month period ended June 30, 2018.
Amortization expense in the three month period ending 2019 increased by $5.7 million to $11.0 million, compared to $5.3 million in the same period last year. Amortization expense in the three month period ending 2019 includes a $5.8 million impairment charge.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Interest income	$2,710	$174
Interest expense	(13,384)	(17,504)
Other income, net	1,098	2,427
Interest Income and Interest Expense
Interest expense for the three months ended June 30, 2019 decreased by $4.1 million, primarily resulting from a $0.3 billion decrease in our outstanding balance on our Senior Credit Facility of $1.2 billion compared to a balance of $1.5 billion as of June 30, 2018. The weighted average interest rate for the three months ended June 30, 2019 increased nominally to 3.8% compared to 3.7% for the same period in the prior year.
Interest income for the three months ended June 30, 2019 increased by $2.5 million compared to 2018 primarily due to the interest rate differential on cross-currency swaps designated as net investment hedges that were entered into during the fourth quarter of 2018.
Other Income, net
Other income, net for the three months ended June 30, 2019, decreased by $1.3 million compared to the same period last year primarily driven from a decrease in interest rate differential payments year over year on cross-currency swaps designated as cash flow hedges in addition to net transactional foreign exchange losses.
Income Taxes

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Income before income taxes	$36,383	$12,731
Income tax (benefit) expense	6,647	1,355
Effective tax rate	18.3%	10.6%
The Company’s effective income tax rates for the three months ended June 30, 2019 and 2018 were 18.3% and 10.6%, respectively. For the three months ended June 30, 2019, the increase in the rate is primarily driven by higher tax income within U.S. jurisdictions compared to the prior year.
The Company expects its effective income tax rate for the full year to be approximately 10.0%, driven primarily by the excess tax benefit from share-based compensation, the Switzerland tax holiday, and a favorable jurisdictional mix of pretax income in foreign operations relative to U.S.-based operations. This estimate could be revised in the future as additional information is presented to the Company.
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
Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018
Revenues and Gross Margin
For the six months ended June 30, 2019, total revenues increased by $20.1 million to $743.3 million from $723.3 million during the prior-year period. Domestic revenues increased $21.5 million, or 4.2%, to $530.1 million and were 71.3% of total revenues. International revenues decreased by $1.4 million to $213.2 million for six months ended June 30, 2019 compared to $214.6 million during the same period in the prior year. The net increase of $20.1 million was a result of growth in both segments of $34.6 million offset by a $9.3 million unfavorable impact of foreign exchange, which mainly impacts the Codman Specialty Surgical segment and a $5.2 million unfavorable impact due to discontinued and divested products.

Codman Specialty Surgical revenues were $483.8 million, an increase of 1.7% from the prior-year period. Growth in Codman Specialty Surgical revenues was mostly driven by sales of our Neuro Monitoring and Programmable Valve products. Precision Tools and Instruments growth remained relatively flat period over period.
Orthopedics and Tissue Technologies revenues were $259.5 million, an increase of 4.8% from the prior-year period. In our Wound Reconstruction and Care portfolio used for inpatient and outpatient procedures, sales of our core tissue products including PriMatrix and SurgiMend sales increased low and mid double-digits. Other amniotic tissue product sales increased low single-digits. Private Label sales increased by low-single digits over the prior period. Extremity Orthopedic sales increased low single-digits compared to the same period last year excluding the unfavorable impact of foreign exchange.
Gross margin increased to $470.8 million for the six-month period ended June 30, 2019, an increase from $441.5 million for the same period last year. Gross margin as a percentage of total revenue increased to 63.3% for the year to date period from 61.0% for the same period last year. The increase in gross margin percentage resulted primarily from one time costs associated with the acquisition of Codman Neurosurgery that were included in the six-month period ended June 30, 2018 but are not included in the six-month period ended June 30, 2019. Improved sales mix and manufacturing yields also contributed to an increase in gross margin for the six-month period ended June 30, 2019.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2019	2018
Research and development	4.8%	5.2%
Selling, general and administrative	45.8%	47.0%
Intangible asset amortization	2.2%	1.5%
Total operating expenses	52.8%	53.7%
Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $4.2 million, or 1.1%, to $392.5 million for the first six months of 2019, compared to $388.3 million in the same period last year.
Research and development expenses in the first six months of 2019 were relatively flat compared to the same period last year. Selling, general and administrative expenses in the first six months of 2019 was $340.2 million which is relatively flat compared to $340.2 million in the same period last year. Selling and marketing expenses increased by $6.6 million, primarily resulting from channel expansion and higher commissions due to higher sales. General and administrative costs decreased by $6.5 million primarily from one-time costs related to structural optimization and acquisition and integration-related charges included in the six-month period ended June 30, 2018.
Amortization expense in the six month period ending 2019 increased by $5.6 million to $16.3 million, compared to $10.7 million in the same period last year. Amortization expense in the six month period ending 2019 includes a $5.8 million impairment charge related to a customer relationship intangible asset.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Interest income	$5,138	$250
Interest expense	(26,533)	(36,272)
Other income, net	4,334	4,672
Interest Income and Interest Expense
Interest expense for the six month period ended June 30, 2019 decreased by $9.7 million primarily resulting from a $0.3 billion decrease in our outstanding balance on our Senior Credit Facility of $1.2 billion compared to a balance of $1.5 billion as of June 30, 2018.

Interest income for the six month period ended June 30, 2019 increased by $4.9 million compared to 2018 primarily due to the interest rate differential on cross-currency swaps designated as net investment hedges that were entered into during the fourth quarter of 2018.
Income Taxes

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Income before income taxes	$61,206	$21,863
Income tax benefit	(1,286)	(505)
Effective tax rate	(2.1)%	(2.3)%
The Company's effective income tax rates for the six months ended June 30, 2019 and 2018 were (2.1)% and (2.3)%, respectively.
For the six months ended June 30, 2019, the increase in the rate is primarily driven by an increase in taxable income within U.S. jurisdictions; offset by a tax benefit of $10.8 million related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a federal tax credit in Switzerland of 12 million CHF, which can be used over a seven year period, ending in 2024. The six months ended June 30, 2018, included an additional tax benefit of $1.7 million related to share–based compensation, when compared to the same period in 2019.
The Company expects its effective income tax rate for the full year to be approximately 10.0%, driven primarily by the excess tax benefit from share–based compensation, the Switzerland tax holiday, and a favorable jurisdictional mix of taxable income in foreign operations relative to U.S.–based operations. This estimate could be revised in the future as additional information is presented to the Company.
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
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
United States	$273,390	$259,711	$530,116	$508,639
Europe	50,871	51,405	99,511	103,178
Asia Pacific	37,031	35,497	72,731	71,282
Rest of World	22,353	19,577	40,977	40,173
Total Revenues	$383,645	$366,190	$743,335	$723,272
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
Domestic revenues increased to $273.4 million, or 71% of total revenues, for the three months ended June 30, 2019 from $259.7 million, or 71% of total revenues for the three months ended June 30, 2018. Growth in domestic revenues was driven by Neuro Monitoring, Programmable Valve and our core tissue products. European sales decreased by $0.5 million for the three months ended June 30, 2019 compared to the same period last year, resulting primarily from unfavorable impacts of foreign exchange. Sales to customers in Asia Pacific and the Rest of the World for the three months ended June 30, 2019 increased by $4.3 million compared to the same period last year primarily driven by increases in Neuro Monitoring and Wound Reconstruction and Care portfolio products partially offset by unfavorable impacts of foreign exchange. Foreign exchange fluctuations on international revenues in total had an unfavorable impact of $4.0 million for the three months ended June 30, 2019 compared to the same period in 2018.
Domestic revenues increased to $530.1 million, or 71% of total revenues, for the six months ended June 30, 2019 from $508.6 million, or 70% of total revenues. Growth in domestic revenues was driven by Neuro Monitoring, Programmable Valve and our core tissue products. European sales decreased by $3.6 million for the six months ended June 30, 2019 compared to the same period last year, resulting primarily from unfavorable impacts of foreign exchange. Sales to customers in Asia Pacific and the Rest of the World for the six months ended June 30, 2019 increased by $2.3 million, primarily driven by increases in our Neuro Monitoring and Wound Reconstruction and Care portfolio products partially offset by unfavorable impacts of foreign exchange. Foreign exchange fluctuations on international revenues had an unfavorable impact of $9.3 million on revenues for the six months ended June 30, 2019 compared to the same period in 2018.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $176.1 million and $138.8 million at June 30, 2019 and December 31, 2018 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2019, our non-U.S. subsidiaries held approximately $155.2 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is a tax-free manner under which to remit the earnings.
Cash Flows

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$78,008	$77,744
Net cash used in investing activities	(33,220)	(8,032)
Net cash used in financing activities	(7,799)	(56,978)
Effect of exchange rate fluctuations on cash	257	(3,898)
Cash Flows Provided by Operating Activities
We generated operating cash flows of $78.0 million for the six months ended June 30, 2019, an increase of $0.3 million from $77.7 million for the same period in 2018. Net income after non-cash adjustments increased for the six months ended June 30, 2019 by approximately $35.5 million compared to the same period in 2018, which resulted primarily from increased sales and an improvement in our gross margin compared to 2018. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $48.3 million for the six months ended June 30, 2019 compared to a decrease of $13.1 million for the same period in 2018. The decrease is primarily driven by increased investment in inventories related to new product launches and legal entity manufacturing changes associated with the Codman Neurosurgery acquisition integration. In addition, decreases are driven by growth in accounts receivable in foreign jurisdictions with increased payment terms.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2019, we paid $33.8 million for capital expenditures, most of which were directed to our new Mansfield, Massachusetts facility, Princeton, New Jersey facility and commercial expansion.
During the six months ended June 30, 2018, we paid $35.4 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We received $26.7 million from the Codman Neurosurgery acquisition as a working capital adjustment.
Cash Flows Used in Financing Activities
Our principal sources of cash from financing activities in the six months ended June 30, 2019 were $101.2 million from borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $105.0 million on the revolving portion of our Senior Credit Facility and Securitization Facility and $6.2 million cash taxes paid in net equity settlement.
Our principal sources of cash from financing activities in the six months ended June 30, 2018 were $349.6 million from the issuance of common stock and $50.0 million in borrowings under our Senior Credit Facility. These were offset by repayments of $415.0 million on the revolving portion of our Senior Credit Facility and cash paid for financing liabilities from business acquisitions primarily attributable to payments of contingent consideration of $21.0 million and payments of $15.9 million for inventory that was included in the initial purchase accounting of Codman Neurosurgery.
Upcoming Debt Maturities
The first quarterly installment of the Company's Term Loan component of its Senior Credit Facility is due on September 30, 2019. The Company recorded $45.0 million as a current liability in the Company's consolidated balance sheet.
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
The Company has not repurchased any shares of common stock under these authorizations through June 30, 2019.
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
Off-Balance Sheet Arrangements
The Company has no off–balance sheet financing arrangements during the six months ended June 30, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of June 30, 2019, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2019	2020-2021	2022-2023	Thereafter
	(In millions)
Revolving Credit Facility (1)	$360.0	$—	$—	$360.0	$—
Term Loan	900.0	22.5	101.2	776.3	—
Securitization Facility (1)	102.4	—	102.4	—	—
Interest (2)	115.7	16.7	62.3	36.7	—
Employment Agreements (3)	1.5	0.5	1.0	—	—
Operating Leases (4)	156.0	7.6	21.5	24.9	102.0
Purchase Obligations	11.6	11.6	—	—	—
Other	4.3	0.4	0.8	1.1	2.0
Total	$1,651.5	$59.3	$289.2	$1,199.0	$104.0

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
(4)
During 2018, the Company entered into an operating lease with a term of 18 years for a new corporate headquarters in Princeton, NJ which commenced during the second quarter of 2019. The Company recorded a ROU asset and lease liability of $35.6 million on the consolidated balance sheet during the quarter ended June 30, 2019. The gross payments of approximately $67.0 million are included in the table above.

The Company has excluded its contingent consideration obligation related to a prior acquisition from the contractual obligations table above; this liability had a total estimated fair value of $0.2 million at June 30, 2019. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its option to acquire Integrated Shoulder Collaboration Inc., which becomes mandatory upon achievement of a certain sales threshold, for an amount not to exceed $80.0 million. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its future pension contribution obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.7 million at June 30, 2019. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
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
On October 1, 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency translation on foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges at June 30, 2019 were $354.5 million and GBP 128.3 million. Under the terms of these contracts, which have been designated as net investment hedges, we will make interest payments in GBP and receive interest in U.S. dollars and GBP. Upon the maturity of these contracts, the Company will pay the notional amounts in EUR, GBP and CHF and receive U.S. dollars and GBP from the counterparties.
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
During the six month period ended June 30, 2019, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million. The original termination date was October 2, 2020, however, as the intercompany loan settlement was consummated, the cross-currency swap was settled simultaneously. As a result of the settlement, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
The total notional amount of our cross-currency swap agreements designated as cash flow hedges at June 30, 2019 were $266.7 million.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2019 would increase interest income by approximately $1.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
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
The total notional amount of interest rate swaps in effect as of June 30, 2019 was $900 million. Based on our outstanding borrowings at June 30, 2019, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $4.5 million on an annualized basis.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
BioD
On April 7, 2017, the Company's indirect wholly-owned subsidiary, BioD filed an action in the Superior Court of New Jersey, Chancery Division, Middlesex County seeking a declaration that the resignation of Russell Olsen, the former CEO of BioD, was “for Good Reason” (as defined in Olsen’s employment agreement); a finding that Olsen breached the implied covenant of good faith and fair dealing, committed legal fraud, equitable fraud and negligent misrepresentation; and an award of damages for such actions, including a return of severance fees paid to Olsen. BioD was acquired in August 2016 by Derma Sciences, which Integra subsequently acquired in February 2017. After receiving a job offer from Integra that Olsen believed materially diminished his title and authority, on February 24, 2017 Olsen indicated his intention to terminate his position with BioD for Good Reason, as otherwise permitted by his employment agreement with BioD. Shortly thereafter, Cynthia Weatherly (as representative of the former equity owners of BioD) claimed in a letter to Derma Sciences that Olsen’s resignation was a “termination Without Cause” (as also defined in Olsen’s employment agreement), which would arguably trigger an acceleration of the earn out under a merger agreement between Derma Sciences, BioD and other parties (the "BioD Merger Agreement"), which was entered into in July 2016, and require, as a result, the acceleration of the payment of $26.5 million by BioD. Integra assumed this contingent liability in connection with its acquisition of Derma Sciences. The action for a declaratory judgment was filed to clarify that Olsen’s termination was for Good Reason and not Without Cause. If the employment agreement was terminated for Good Reason, then the Company believes that the earn out provision under the BioD Merger Agreement should not be accelerated.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the six months ended June 30, 2019.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Reference is hereby made to the Exhibit Index on page 44.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 25, 2019	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2019	/s/ Carrie L. Anderson
Carrie L. Anderson
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2019	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Vice President, Corporate Controller
(Principal Accounting Officer)

Exhibits

*#10.1	Offer Letter between Carrie Anderson and the Company dated May 9, 2019

*#10.2	Offer Letter between Eric Schwartz and the Company dated October 2, 2018

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.