Form 10-Q
period 2019-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2019-10-25
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 22, 2019 was 85,865,669.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue, net	$379,095	$365,854	$1,122,430	$1,089,126
Costs and expenses:
Cost of goods sold	142,636	143,245	415,219	425,032
Research and development	19,003	20,309	53,280	57,742
In-process research and development	59,889	—	61,566	—
Selling, general and administrative	173,098	173,355	513,345	513,518
Intangible asset amortization	5,056	5,268	21,340	15,944
Total costs and expenses	399,682	342,177	1,064,750	1,012,236
Operating income (loss)	(20,587)	23,677	57,680	76,890
Interest income	2,913	75	8,051	325
Interest expense	(13,962)	(14,478)	(40,495)	(50,750)
Other income, net	4,127	1,750	8,461	6,422
Income (loss) before income taxes	(27,509)	11,024	33,697	32,887
Provision (benefit) for income taxes	101	(2,271)	(1,185)	(2,776)
Net income (loss)	$(27,610)	$13,295	$34,882	$35,663

Net income (loss) per share
Basic	$(0.32)	$0.16	$0.41	$0.43
Diluted	$(0.32)	$0.15	$0.40	$0.43

Weighted average common shares outstanding (See Note 13):
Basic	85,688	85,193	85,536	82,058
Diluted	85,688	86,299	86,581	83,142
Comprehensive income (loss) (See Note 14)	$(46,521)	$12,330	$(7,288)	$33,731

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$207,981	$138,838
Trade accounts receivable, net of allowances of $4,006 and $3,719	281,119	265,737
Inventories, net	302,622	280,347
Prepaid expenses and other current assets	92,091	90,160
Total current assets	883,813	775,082
Property, plant and equipment, net	319,384	300,112
Right of use asset - operating leases	97,738	—
Intangible assets, net	1,040,350	1,079,496
Goodwill	945,282	926,475
Deferred tax assets, net	27,005	6,805
Other assets	33,008	19,917
Total assets	$3,346,580	$3,107,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$45,000	$22,500
Current portion of lease liability - operating leases	11,835	—
Accounts payable, trade	94,158	76,050
Contract liabilities	3,984	3,764
Accrued compensation	74,415	75,693
Accrued expenses and other current liabilities	73,249	84,545
Total current liabilities	302,641	262,552
Long-term borrowings under senior credit facility	1,274,049	1,210,513
Long-term borrowings under securitization facility	110,000	121,200
Lease liability - operating leases	96,820	—
Deferred tax liabilities	59,730	57,778
Other liabilities	118,366	80,048
Total liabilities	1,961,606	1,732,091
Commitments and contingencies (Refer to Note 16)
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 88,689 and 88,044 issued at September 30, 2019 and December 31, 2018, respectively	886	880
Additional paid-in capital	1,208,549	1,192,601
Treasury stock, at cost; 2,869 shares and 2,881 shares at September 30, 2019 and December 31, 2018, respectively	(120,101)	(120,615)
Accumulated other comprehensive loss	(87,615)	(45,443)
Retained earnings	383,255	348,373
Total stockholders’ equity	1,384,974	1,375,796
Total liabilities and stockholders’ equity	$3,346,580	$3,107,887

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$34,882	$35,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,584	83,053
Non-cash in-process research and development expense	59,889	—
Non-cash impairment charges	5,764	4,941
Deferred income tax	(10,536)	789
Amortization of debt issuance costs	4,084	4,953
Loss on disposal of property and equipment	844	969
Change in fair value of contingent consideration and other	10	1,214
Share-based compensation	15,744	15,786
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(17,519)	1,180
Inventories	(30,553)	(3,441)
Prepaid expenses and other current assets	(8,162)	3,432
Other non-current assets	6,650	(1,397)
Accounts payable, accrued expenses and other current liabilities	366	9,418
Contract liabilities	(1,395)	(111)
Other non-current liabilities	597	546
Net cash provided by operating activities	142,249	156,995
INVESTING ACTIVITIES:
Purchases of property and equipment	(47,343)	(52,056)
Proceeds from note receivable	752	679
Proceeds from sale of property and equipment	36	298
Cash (paid) provided for business acquisitions, net of cash acquired	(30,509)	26,704
Acquired in-process research and development	(64,995)	—
Net cash used in investing activities	(142,059)	(24,375)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	215,800	50,000
Payments on debt	(143,250)	(460,000)
Payment of debt issuance costs	—	(4,388)
Proceeds from the issuance of common stock, net of issuance costs	—	349,590
Net cash paid for financing liabilities from business acquisitions	—	(33,843)
Proceeds from exercised stock options	6,948	9,239
Cash taxes paid in net equity settlement	(6,272)	(7,415)
Net cash (used in) / provided by financing activities	73,226	(96,817)
Effect of exchange rate changes on cash and cash equivalents	(4,273)	(4,747)
Net increase in cash and cash equivalents	69,143	31,056
Cash and cash equivalents at beginning of period	138,838	174,935
Cash and cash equivalents at end of period	$207,981	$205,991

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Three Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 30, 2019	88,351	$883	(2,869)	$(120,107)	$1,198,010	$(68,700)	$410,865	$1,420,951
Net loss	—	—	—	—	—	—	(27,610)	(27,610)
Other comprehensive loss, net of tax	—	—	—	—	—	(18,915)	—	(18,915)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	338	3	—	6	4,665	—	—	4,674
Share-based compensation	—	—	—	—	5,874	—	—	5,874
Balance, September 30, 2019	88,689	$886	(2,869)	$(120,101)	$1,208,549	$(87,615)	$383,255	$1,384,974

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2018	88,044	$880	(2,881)	$(120,615)	$1,192,601	$(45,443)	$348,373	$1,375,796
Net income	—	$—	—	—	—	—	34,882	34,882
Other comprehensive loss, net of tax	—	$—	—	—	—	(42,172)	—	(42,172)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	645	$6	12	514	157	—	—	677
Share-based compensation	—	$—	—	—	15,791	—	—	15,791
Balance, September 30, 2019	88,689	$886	(2,869)	$(120,101)	$1,208,549	$(87,615)	$383,255	$1,384,974

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Three Months Ended September 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, June 30, 2018	87,772	$877	(2,890)	$(120,732)	$1,177,125	$(25,306)	$309,941	$1,341,905
Net income	—	—	—	—	—	—	13,295	13,295
Other comprehensive loss, net of tax	—	—	—	—	—	(965)	—	(965)
Issuance of common stock	261	3	—	—	5,499	—	—	5,502
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	(17)		7	5	(220)	—	—	(215)
Share-based compensation	—	—	—	—	5,559	—	—	5,559
Balance, September 30, 2018	88,016	$880	(2,883)	$(120,727)	$1,187,963	$(26,271)	$323,236	$1,365,081

	Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2017	81,306	$813	(2,927)	$(121,644)	$821,758	$(23,807)	$285,186	$962,306
Net income	—	—	—	$—	—	$—	35,663	35,663
Adoption of Update No. 2014-09	—	—	—	—	—	—	1,854	1,854
Other comprehensive loss, net of tax	—	—	—	—	—	(2,464)	533	(1,931)
Issuance of common stock	597	6	—	—	8,671	—	—	8,677
Issuance of common stock through employee stock purchase plan	—	—	—	—	553	—	—	553
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	75	1	44	917	(8,332)	—	—	(7,414)
Equity offering	6,038	60	—	—	349,538	—	—	349,598
Share-based compensation	—	—	—	—	15,775	—	—	15,775
Balance, September 30, 2018	88,016	$880	(2,883)	$(120,727)	$1,187,963	$(26,271)	$323,236	$1,365,081

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
In the opinion of management, the September 30, 2019 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and nine month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year.
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
The Company adopted the New Lease Standard as of January 1, 2019 using a modified retrospective transition. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. The Company elected the ‘package of practical expedients’ which permits the company not to reassess the prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company also elected the use-of-hindsight practical expedient. As most of the leases do not provide an implicit rate, the Company used our collateralized incremental borrowing rate based on the information available at the lease implementation date in determining the present value of the lease payments. The adoption of the New Lease Standard had an initial impact on the consolidated balance sheet due to the recognition of $76.4 million of lease liabilities with corresponding right-of-use assets ("ROU") of $67.3 million for operating leases. The difference between lease liabilities and right-of-use assets is primarily attributed to unamortized lease incentives which will be amortized over the term of each respective lease.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the impact, if any, that this pronouncement will have on the financial position and results of operations.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (e.g., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on the financial position and results of operations.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.
2. BUSINESS DEVELOPMENT
Arkis BioSciences Inc.
On July 29, 2019, the Company acquired Arkis BioSciences Inc. ("Arkis") for an acquisition purchase price of $30.6 million (the "Arkis Acquisition") plus contingent consideration of up to $25.5 million, that may be payable based on the successful completion of certain development and commercial milestones. The contingent consideration had an acquisition date fair value of $13.1 million. Arkis was a privately-held company that marketed the CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation.
Assets Acquired and Liabilities Assumed at Fair Value
The Arkis Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date. As of September 30, 2019, certain amounts relating to the valuation of intangible assets and tax related matters have not been finalized. The finalization of these matters may result in changes to goodwill.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Preliminary Valuation as of September 30, 2019	Weighted Average Life
	(Dollars in thousands)
Cash	$90
Other current assets	751
Property, plant and equipment	159
Intangible assets:
CerebroFlo developed technology	20,100	15 years
Enabling technology license	1,980	14 years
Goodwill	27,297
Total assets acquired	50,377

Accounts payable, accrued expenses and other liabilities	2,908
Contingent consideration	13,100
Deferred tax liabilities, net	3,769
Net assets acquired	$30,600

Intangible Assets
The estimated fair value of the intangible assets was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset (including net revenues, cost of sales, R&D costs, selling and marketing costs, and working capital/contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends impacting the asset and each cash flow stream.
The Company used a discount rate of 14.5% to arrive at the present value for the acquired intangible assets to reflect the rate of return a market participant would expect to earn and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.
Goodwill
The Company allocated goodwill related to the Arkis Acquisition to the Codman Specialty Surgical segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. One of the key factors that contributes to the recognition of goodwill, and a driver for the Company's acquisition of Arkis, is the planned expansion of the Endexo technology with the existing products within the Codman Specialty Surgical segment. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts in ASC 820. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating results.
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.
The pro forma results are not presented for this acquisition as they are immaterial.
Rebound Therapeutics Corporation
On September 9, 2019, the Company acquired Rebound Therapeutics Corporation (“Rebound”), developers of a single-use medical device known as the AURORA Surgiscope® System ("Aurora") which enables minimally invasive access, using optics and illumination, for visualization, diagnostic and therapeutic use in neurosurgery (the “Rebound transaction”). Under the terms of the Rebound transaction, the Company made an upfront payment of $67.1 million and are committed to pay up to $35.0 million of contingent development milestones upon achievement of certain regulatory milestones. The acquisition of Rebound was primarily concentrated in one single identifiable asset and thus, for accounting purposes, the Company has concluded that the acquired assets do not meet the accounting definition of a business. The initial payment was allocated primarily to Aurora, resulting in a $59.9 million in-process research and development expense. The balance of approximately $7.2 million, which included $2.1 million of cash and cash equivalents and a net deferred tax asset of $4.2 million, was allocated to the remaining net assets acquired. The deferred tax asset primarily resulted from a federal net operating loss carry forward.
Integrated Shoulder Collaboration, Inc.
On January 4, 2019, the Company entered into a licensing agreement with Integrated Shoulder Collaboration, Inc ("ISC"). Under the terms of the agreement, the Company paid ISC $1.7 million for the exclusive, worldwide license to commercialize its short stem and stemless shoulder system. A patent related to short stem and stemless shoulder systems was issued to ISC during the first quarter of 2019. ISC is eligible to receive royalties on sales of the short stem and stemless shoulder system. The Company has the option to acquire ISC at a date four years subsequent to the first commercial sale, which becomes mandatory upon the achievement of a certain sales thresholds of the short stem and stemless shoulder system, for an amount not to exceed $80.0 million. The transaction was accounted for as an asset acquisition as the Company concluded that it acquired primarily one asset. The total upfront payment of $1.7 million was expensed as a component of in-process research and development expense and the future milestone and option payments will be recorded if the corresponding events become probable.
The pro forma results are not presented for this acquisition as they are immaterial.
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
The following table summarizes the changes in the contract asset and liability balances for the nine months ended September 30, 2019:

Contract Asset
Contract asset, January 1, 2019	$4,193
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(4,193)
Contract asset, net of transferred to trade receivables on contracts during the period	9,371
Contract asset, September 30, 2019	$9,371

Contract Liability
Contract liability, January 1, 2019	$12,716
Recognition of revenue included in beginning of year contract liability	(6,343)
Contract liability, net of revenue recognized on contracts during the period	4,766
Foreign currency translation	(5)
Contract liability, September 30, 2019	$11,134

At September 30, 2019, the short-term portion of the contract liability of $4.0 million and the long-term portion of $7.1 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of September 30, 2019, the Company is expected to recognize approximately 42.0% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(amounts in thousands)
Neurosurgery	$180,103	$171,680	$523,929	$509,166
Precision Tools and Instruments	72,881	67,355	212,881	205,488
Total Codman Specialty Surgical	252,984	239,035	736,810	714,654

Wound Reconstruction and Care	82,213	80,472	239,458	230,809
Extremity Orthopedics	20,852	20,524	65,299	65,438
Private Label	23,046	25,823	80,863	78,225
Total Orthopedics and Tissue Technologies	126,111	126,819	385,620	374,472
Total revenue	$379,095	$365,854	$1,122,430	$1,089,126

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
The impact of adoption in the year of implementation of Topic 606 to the Company's consolidated statement of operations for the three and nine months ended September 30, 2018 was as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Reported	Excluding Impact of Topic 606	As Reported	Excluding Impact of Topic 606
	(Amounts in thousands)
Statement of Operations
Total revenue, net	$365,854	$368,990	$1,089,126	$1,089,153
Cost of goods sold	143,245	143,918	425,032	424,969
Income tax benefit	(2,271)	(1,092)	(2,776)	(2,754)
Net income	13,295	14,579	35,663	35,731

4. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Finished goods	$191,250	$179,885
Work in process	51,438	47,715
Raw materials	59,934	52,747
	$302,622	$280,347

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2019 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2018	$625,760	$300,715	$926,475
Arkis Acquisition	27,297	—	27,297
Foreign currency translation	(5,843)	(2,647)	(8,490)
Goodwill at September 30, 2019	$647,214	$298,068	$945,282

The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$873,973	$(201,067)	$672,906
Customer relationships	13 years	221,580	(114,498)	107,082
Trademarks/brand names	28 years	103,463	(27,433)	76,030
Codman tradename	Indefinite	160,841	—	160,841
Supplier relationships	27 years	34,721	(17,590)	17,131
All other	4 years	10,727	(4,367)	6,360
		$1,405,305	$(364,955)	$1,040,350

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$855,679	$(167,384)	$688,295
Customer relationships	13 years	231,448	(106,859)	124,589
Trademarks/brand names	28 years	104,061	(24,764)	79,297
Codman tradename	Indefinite	162,054	—	162,054
Supplier relationships	27 years	34,721	(16,519)	18,202
All other	4 years	10,958	(3,899)	7,059
		$1,398,921	$(319,425)	$1,079,496

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
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test. During the third quarter of 2019 the Company began with the qualitative evaluation, which was sufficient to find no impairment.
For intangible assets with indefinite lives, the Company elected to bypass the qualitative evaluation for its Codman tradename intangible asset and perform a quantitative test during the third quarter 2019. In performing this test, the Company utilized a discount rate of 12.5%. The assumptions used in evaluating the Codman tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman tradename intangible asset.
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
In April 2019, a contract manufacturing customer of the private label product line received a notification from the FDA ordering them to remove their product from the market. During the second quarter of 2019, the Company recorded an impairment charge of $5.8 million in intangible asset amortization in the consolidated statement of operations related to the customer relationship intangible asset acquired from TEI Biosciences, Inc. and TEI Medical Inc. (collectively "TEI") due to revised future projections based on a pending contract termination.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $16.6 million for the remainder of 2019, $66.6 million in 2020, $65.5 million in 2021, $62.0 million in 2022, $61.1 million in 2023, $60.3 million in 2024 and $549.0 million thereafter.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2019, the Company was in compliance with all such covenants. In connection with the May 2018 Amendment, the Company capitalized $4.2 million of financing costs and wrote off $0.8 million of previously capitalized financing costs during the second quarter of 2018.
At September 30, 2019 and December 31, 2018, there was $440.0 million and $345.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 3.4% and 4.0%, respectively. At September 30, 2019 and December 31, 2018, there was $888.8 million and $900.0 million outstanding, respectively, under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.4% and 3.9%, respectively. At September 30, 2019, $45.0 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") is for an initial three-year term and may be extended. The Securitization Agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2019, the Company was in compliance with the covenants and none of the termination events had occurred. At September 30, 2019, the Company had $110.0 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 3.1%.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at September 30, 2019 were approximately $430.1 million and, $875.7 million, respectively. The fair value of the outstanding borrowing of the Securitization Facility at September 30, 2019 was approximately $109.1 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of September 30, 2019 and December 31, 2018 totaled $0.8 million. There were no amounts drawn as of September 30, 2019.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Year Ended December 31,	Principal Repayment
(In thousands)
Remainder of 2019	$11,250
2020	45,000
2021	56,250
2022	67,500
2023	708,750
$888,750

The outstanding balance of the revolving credit component of the Senior Credit Facility is due on May 3, 2023.
7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of September 30, 2019 and December 31, 2018 (amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

						September 30, 2019	December 31, 2018
Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value	Estimated Fair Value
						Assets (Liabilities)	Assets (Liabilities)
3-month USD LIBOR Loan	$50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	$—	$410
3-month USD LIBOR Loan	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	—	415
1-month USD LIBOR Loan	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	—	418
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	23	619
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	45	1,287
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(769)	1,246
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(3,647)	1,491
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(3,612)	1,460
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(4,463)	418
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(2,268)	162
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(8,702)	2,076
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(6,798)	(2,594)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(6,786)	(2,551)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(6,896)	(2,568)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(6,683)	(797)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(6,629)	(873)
Total interest rate derivatives designated as cash flow hedge	$1,475,000					$(57,185)	$619

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
During the nine months ended September 30, 2019, interest rate swaps with an aggregate notional amount of $150 million matured.
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
The Company held the following cross-currency rate swaps as of September 30, 2019 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

						September 30, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	64,710	$1,737
Receive U.S.$			4.38%		$66,667

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	1,327
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	4,050
Receive U.S.$			4.52%		$150,000

Total						$7,114

During the nine months ended September 30, 2019, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million. The original maturity date was October 2, 2020, however, as the intercompany loan settlement was consummated, the cross-currency swap was settled simultaneously. As a result of the settlement, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
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

The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2019, the Company recorded gains of $5.7 million and $3.9 million, respectively, in other income, net for the foreign currency rate translation to offset the losses recognized on the intercompany loans. For the three and nine months ended September 30, 2018, the Company recorded loss of $2.6 million and gain of $2.2 million in other income, net for the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans.
For the three and nine months ended September 30, 2019, the Company recorded a gain of $9.7 million and gain of $15.4 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2018, the Company recorded losses of $3.1 million and gains of $3.0 million in AOCI related to the change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2019, the Company recorded gains of $1.8 million and $5.5 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2018, the Company recorded gains of $1.9 million and $5.9 million in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swap.
As of September 30, 2019, an estimated gain of $6.5 million is expected to be reclassified within the next twelve months to other income, net from AOCI. As of September 30, 2019, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

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
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

						September 30, 2019	December 31, 2018
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)	Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	70,738	$6,141	$1,359
Receive U.S.$			3.01%		$82,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	4,532	(421)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	2,911	(150)
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	11,678	2,360
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—%	CHF	165,172	(6,561)	(3,780)
Receive GBP			1.67%	GBP	128,284

Total						$18,701	$(632)

The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2019, the Company recorded gains of $17.1 million and $26.6 million in AOCI related to the change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2019, the Company recorded gains of $2.5 million and $7.2 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2019 within the next twelve months is $9.6 million.
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
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2019	December 31, 2018
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$68	$4,654
Cross-currency swap	6,453	7,615
Net Investment Hedges
Cross-currency swap	9,552	8,888
Other assets
Cash Flow Hedges
Interest rate swap(2)	—	5,350
Cross-currency swap	662	—
Net Investment Hedges
Cross-currency swap	18,347	1,774
Total derivatives designated as hedges — Assets	$35,082	$28,281

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$5,376	$—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	51,878	9,385
Cross-currency swap	—	10,445
Net Investment Hedges
Cross-currency swap	9,199	11,294
Total derivatives designated as hedges — Liabilities	$66,453	$31,124

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At September 30, 2019 and December 31, 2018, the notional amount related to the Company’s interest rate swaps were $1.3 billion and $1.5 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2019 and 2018:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2019
Cash Flow Hedges
Interest rate swap	$(43,160)	$(13,789)	$237	$(57,186)	Interest expense
Cross-currency swap	(2,284)	9,661	7,520	(143)	Other income, net
Net Investment Hedges
Cross-currency swap	4,053	17,136	2,488	18,701	Interest income
	$(41,391)	$13,008	$10,245	$(38,628)
Three Months Ended September 30, 2018
Cash Flow Hedges
Interest rate swap	$22,344	$5,059	$473	$26,930	Interest expense
Cross-currency swap	(7,892)	(3,067)	(707)	(10,252)	Other income, net
	$14,452	$1,992	$(234)	$16,678

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2019
Cash Flow Hedges
Interest rate swap	$619	$(54,841)	$2,964	$(57,186)	Interest expense
Cross-currency swap	(6,190)	15,418	9,371	(143)	Other income, net
Net Investment Hedges
Cross-currency swap	$(632)	$26,558	$7,225	$18,701	Interest income
	$(6,203)	$(12,865)	$19,560	$(38,628)
Nine Months Ended September 30, 2018
Cash Flow Hedges
Interest rate swap	$592	$26,307	$(31)	$26,930	Interest expense
Cross-currency swap	$(5,104)	$3,000	$8,148	$(10,252)	Other income, net
	$(4,512)	$29,307	$8,117	$16,678

8. STOCK-BASED COMPENSATION
As of September 30, 2019, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock Options
As of September 30, 2019, there were approximately $5.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 202,752 stock options granted during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the weighted average grant date fair value for stock options was $18.74 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2019, there were approximately $28.1 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 318,410 restricted stock awards and 118,903 performance stock awards during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the weighted average grant date fair value for restricted stock awards and performance stock units was $55.19 and $55.91 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2019 were $1.0 million and $2.1 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2018 were $0.5 million and $1.7 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $28.6 million and $31.1 million as of September 30, 2019 and December 31, 2018, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2019 and December 31, 2018. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2019. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the nine months ended September 30, 2019 and September 30, 2018, was $14.2 million and $11.8 million respectively, which includes $0.2 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases at September 30, 2019 were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

September 30, 2019
(In thousands, except lease term and discount rate)
ROU assets	$97,738

Current lease liabilities	$11,835
Non-current lease liabilities	96,820
Total lease liabilities	$108,655

Weighted average remaining lease term (in years):
Leased facilities	12.9
Leased vehicles	2.8

Weighted average discount rate:
Leased facilities	5.4%
Leased vehicles	3.2%

Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2019 (in thousands):

September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,680

ROU assets obtained in exchange for lease liabilities:
Operating leases	41,860

Future minimum lease payments under operating leases at September 30, 2019 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2019	$74	$4,489	$4,563
2020	296	13,289	13,585
2021	296	12,691	12,987
2022	296	13,641	13,937
2023	296	11,414	11,710
Thereafter	1,724	102,743	104,467
Total minimum lease payments	$2,982	$158,267	$161,249
Less: Imputed interest			52,594
Total lease liabilities			108,655
Less: Current lease liabilities			11,835
Long-term lease liabilities			96,820

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
11. TREASURY STOCK
As of September 30, 2019 and December 31, 2018, there were 2.9 million shares of treasury stock outstanding with a cost of $120.1 million and $120.6 million, respectively, at a weighted average cost per share of $41.87.
On December 11, 2018, the Board of Directors (the "Board") authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. As of September 30, 2019, there remained $225.0 million available for repurchase under this authorization. This stock repurchase authorization replaces the previous $150.0 million stock repurchase authorization, approved by the Board in 2016.
There were no cash treasury stock repurchases during the nine months ended September 30, 2019 and 2018.
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reported tax rate	(0.4)%	(20.6)%	(3.5)%	(8.4)%

The Company’s effective income tax rates for the three months ended September 30, 2019 and 2018 were (0.4)% and (20.6)%, respectively. For the three months ended September 30, 2019, the increase in the rate is primarily driven by the impact of the Rebound transaction, which resulted in a $59.9 million in–process research and development (IPR&D) expense. This amount is not deductible for tax purposes. Additionally, the Company recorded a tax expense of $1.6 million of tax reform–related adjustments, due to updates in IRS guidance.
The Company’s effective income tax rates for the nine months ended September 30, 2019 and 2018 were (3.5)% and (8.4)%, respectively. For the nine months ended September 30, 2019, the increase in the rate is primarily driven by the impact of the Rebound transaction, which resulted in a $59.9 million IPR&D expense. This amount is not deductible for tax purposes. Additionally, the Company recorded a tax expense of $1.6 million for tax reform-related adjustments due to updates in IRS guidance. This was offset by a tax benefit of $10.8 million ($0.13 per share) related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a federal tax credit in Switzerland of 12 million CHF, which may be used over a seven year period, ending in 2024. The nine months ended September 30, 2018, included an additional tax benefit of $1.2 million related to share–based compensation, when compared to the same period in 2019.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of September 30, 2019, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of September 30, 2019.
13. NET INCOME (LOSS) PER SHARE
The Company computes EPS in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive.
Basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Basic net income per share:
Net income (loss)	$(27,610)	$13,295	$34,882	$35,663
Weighted average common shares outstanding	85,688	85,193	85,536	82,058
Basic net income (loss) per common share	$(0.32)	$0.16	$0.41	$0.43

Diluted net income per share:
Net income (loss)	$(27,610)	$13,295	$34,882	$35,663

Weighted average common shares outstanding — Basic	85,688	85,193	85,536	82,058
Effect of dilutive securities:
Stock options and restricted stock	—	1,106	1,045	1,084
Weighted average common shares for diluted earnings per share	85,688	86,299	86,581	83,142

Diluted net income (loss) per common share	$(0.32)	$0.15	$0.40	$0.43

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$(27,610)	$13,295	$34,882	$35,663
Foreign currency translation adjustment	(18,651)	(2,353)	(17,960)	(16,359)
Change in unrealized gain (loss) on derivatives, net of tax	(775)	1,386	(24,714)	14,419
Pension liability adjustment, net of tax	515	2	504	8
Comprehensive income (loss), net	$(46,521)	$12,330	$(7,288)	$33,731

Changes in accumulated other comprehensive loss by component between December 31, 2018 and September 30, 2019 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2019	$(4,813)	$(736)	$(39,894)	$(45,443)
Other comprehensive loss	(9,763)	(2)	(17,963)	(27,728)
Amounts reclassified from accumulated other comprehensive loss	14,950	(506)	—	14,444
Net current-period other comprehensive income (loss)	(24,713)	504	(17,963)	(42,172)
Balance at September 30, 2019	$(29,526)	$(232)	$(57,857)	$(87,615)

For the nine months ended September 30, 2019, the Company reclassified gains of $7.2 million and $7.8 million from accumulated other comprehensive loss to other income, net, and interest income, respectively.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and nine months ended September 30, 2019 and 2018 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$252,984	$239,035	$736,810	$714,654
Orthopedics and Tissue Technologies	126,111	126,819	385,620	374,472
Total revenues	$379,095	$365,854	$1,122,430	$1,089,126
Segment Profit
Codman Specialty Surgical	$101,129	$91,871	$291,750	$272,480
Orthopedics and Tissue Technologies	30,383	35,515	112,664	105,094
Segment profit	131,512	127,386	404,414	377,574
Amortization	(5,056)	(5,268)	(21,340)	(15,944)
Corporate and other	(147,043)	(98,441)	(325,394)	(284,740)
Operating income	$(20,587)	$23,677	$57,680	$76,890

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
United States	$266,280	$260,870	$796,397	$769,509
Europe	49,242	47,472	148,753	150,650
Asia Pacific	42,079	37,022	114,810	108,304
Rest of World	21,494	20,490	62,470	60,663
Total Revenues	$379,095	$365,854	$1,122,430	$1,089,126

16. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine-month period ended September 30, 2019 and 2018 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2019 and 2018 is as follows (in thousands):

Nine Months Ended September 30, 2019	Contingent Consideration Liability Related to Acquisition of Arkis (See Note 2)	Contingent Consideration Liability Related to Acquisition of Derma Sciences
	Long-term	Long-term
Balance as of January 1, 2019	$—	$230
Additions from acquisition of Arkis	13,100	—
Balance as of September 30, 2019	$13,100	$230

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Nine months Ended September 30, 2018	Contingent Considerations Liabilities Related to Acquisition of Derma Sciences		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Short-term	Long-term	Short-term
Balance as of January 1, 2018	$315	$1,387	$22,478
Transfers from long-term to current portion	1,387	(1,387)	—
Payments	(2,000)	—	(19,000)
Loss from change in fair value of contingent consideration liabilities	298	230	1,522	Selling, general and administrative
Balance as of September 30, 2018	$—	$230	$5,000

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
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of September 30, 2019, December 31, 2018 and September 30, 2018 was $0.2 million.
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
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products offer specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private label sales of a broad set of our regenerative and wound care medicine technologies.
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
To this end, our executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of our strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which we compete. In 2019, integrating the Codman Neurosurgery business, which was acquired from Johnson and Johnson in 2017, remains a top priority. In the third quarter 2019, the Company completed all substantial Codman transition services activities. This acquisition expanded our portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to bring our entire Integra portfolio to a global market.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts focus on regenerative technologies and other projects with the potential for significant returns on investment. In 2018, we achieved significant milestones in research and development by successfully launching nine new products. In the first half of 2019, we launched an incremental ten new products. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We also continue to identify low-growth, low-margin products and product franchises for discontinuation and will continue to look at other ways of optimizing our portfolio.
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
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In 2018, we launched the CUSA® Clarity ultrasonic tissue ablation platform in Japan, Xtrasorb® Gentle Tack Silicone Foam Dressing, SurgiMend® MP Collagen Matrix, and Integra® Meshed Dermal Regeneration Template outside the U.S., and AmnioExcel® Plus Amniotic Allograft Membrane, Integra® XT Revision Total Ankle Replacement System, and Irrigating forceps in the U.S.
During 2019 we launched 10 new products. These include our new electrosurgery generator and irrigator system, a next generation ICP monitoring platform and an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. In addition, we launched the Panta® II TTC Arthrodesis Nail System in the U.S. The Panta II system is our new fusion nail used in ankle fixation. We also launched a Small Post Baseplate in our Reverse Shoulder System that accommodates smaller patients. We launched DuraGen® in Japan. DuraGen is the first and only non-autologous collagen xenograft approved for use as a dural substitute in Japan. We initiated the limited market release of enhancements to our Salto Talaris® Total Ankle System. We are focused on the development of core clinical applications in our our electromechanical technologies portfolio. We continue to work with several instrument partners to bring new surgical instrument patterns to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our Duo LED Surgical Headlight System. Also during 2019, we updated our CUSA Clarity platform to incorporate new ultrasonic tips and integrated electrosurgical capabilities. We continue to work on advanced shoulder products and are developing a pyrocarbon shoulder hemiarthroplasty product to add to our orthopedic reconstruction portfolio.
FDA Matters
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD Logic LLC's ("BioD") morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result, the morselized amniotic membrane tissue products would be regulated as a Drug or Biologic. Since the issuance of the Untitled Letter, BioD and the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of September 30, 2019, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic membrane based products for the nine months ended September 30, 2019 were less than 1.0% of consolidated revenues.
On March 7, 2019, TEI Biosciences, Inc. a subsidiary of the Company received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the United States Food and Drug Administration (the “FDA”). The warning letter relates to quality systems issues at our manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. The Company has provided detailed responses to the FDA as to its corrective actions on a monthly basis and, since the conclusion of the inspection, has undertaken significant efforts to remediate the observations and continues to do so. The warning letter does not restrict the Company’s ability to manufacture or ship products or require the recall of any products. Nor does it restrict our ability to seek FDA 510(k) clearance of products. The letter states that requests for Certificates to Foreign Governments will not be granted until the violations have been corrected. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The TEI Boston facility manufactures extracellular bovine matrix (EBM) products. The Company does not expect to incur material incremental expense for remediation activities. The Company submitted its initial response to the FDA Warning Letter on March 28, 2019 and provides regular progress reports to the FDA. We cannot, however, give any assurances that the FDA will be satisfied with our response to the letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the TEI Boston facility for the nine months ended September 30, 2019 were approximately 4.0% of consolidated revenues.
RESULTS OF OPERATIONS
Executive Summary
Net income / (loss) for the three months ended September 30, 2019 was $(27.6) million, or $(0.32) per diluted share, as compared to $13.3 million or $0.15 per diluted share for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $34.9 million, or $0.40 per diluted share, as compared to $35.7 million or $0.43 per diluted share for the nine months ended September 30, 2018.
The decrease in net income for the three months ended September 30, 2019 from the same period last year resulted from an increase in in-process research and development expense attributed to the Rebound transaction.
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Acquisition and integration-related charges(1)	$74,531	$23,515	$106,816	$76,108
Structural optimization charges	5,353	3,345	13,169	11,885
EU medical device regulation	1,978	—	3,200	—
Litigation (settlement) charges	(2,254)	1,637	46	3,139
Discontinued product lines charges	3,104	—	6,825	—
Impairment charges	—	4,941	5,764	4,941
Total	$82,712	$33,438	$135,820	$96,073

(1)	The Company included $59.9 million of in-process research and development expense within acquisition and integration-related charges as a result of the Rebound transaction.

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cost of goods sold	$5,963	$16,314	$17,177	$36,242
In-process research and development expense	59,889	—	61,566	—
Selling, general and administrative	19,361	17,124	53,814	59,040
Impairment charges	—	—	5,764	—
Interest expense	—	—	—	791
Other expense	(2,501)	—	(2,501)	—
Total	$82,712	$33,438	$135,820	$96,073
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
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$252,984	$239,035	$736,810	$714,654
Orthopedics & Tissue Technologies	126,111	126,819	385,620	374,472
Total revenue	379,095	365,854	1,122,430	1,089,126
Cost of goods sold	142,636	143,245	415,219	425,032
Gross margin on total revenues	$236,459	$222,609	$707,211	$664,094
Gross margin as a percentage of total revenues	62.4%	60.8%	63.0%	61.0%
Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018
Revenues and Gross Margin
For the three months ended September 30, 2019, total revenues increased by $13.2 million to $379.1 million from $365.9 million for the same period in 2018. Domestic revenues increased $5.4 million, or 2.1%, to $266.3 million and were 70.2% of total revenues for the three months ended September 30, 2019. International revenues increased by $7.9 million to $112.8 million for the three months ended September 30, 2019 compared to $105.0 million during the same period in the prior year. The net increase of $13.2 million was a result of growth in primarily the Codman Specialty Surgical segment of $16.9 million offset by a $2.4 million unfavorable impact of foreign exchange, which mainly impacts the Codman Specialty Surgical segment and a $1.3 million unfavorable impact due to discontinued and divested products.
Codman Specialty Surgical revenues were $253.0 million, an increase of 5.8% from the prior-year period. The increase primarily resulted from sales of our programmable valve and dural repair products, which increased mid-single-digits compared to the prior year driven by new product introductions and sales of DuraGen in Japan. Additionally, sales of CUSA capital and related disposables increased high-single digits compared to the prior year. Precision Tools and Instruments revenues increased high-single digits compared to the same period last year primarily due to increase in revenue in our Mayfield product line and surgical instrument products.
Orthopedics and Tissue Technologies revenues were $126.1 million, a decrease of 0.6% from the prior-year period. In our Wound Reconstruction and Care portfolio, sales of our plastics and reconstructive surgery products grew double digits, and sales of our outpatient wound care products increased mid-single digits. These increases were offset by declines in our private label business which decreased by low-double digits over the prior period. Extremity Orthopedic sales increased low-single digits compared to the same period last year driven by strong double-digit growth of our ankle and shoulder products.
Gross margin increased to $236.5 million for the three-month period ended September 30, 2019, an increase of $13.9 million from $222.6 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.4% for the third quarter of 2019 from 60.8% in the same period last year. This increase primarily related to a reduction in Codman acquisition and integration costs in the current period compared to the same period last year.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2019	2018
Research and development	5.0%	5.6%
In-process research and development expense	15.8%	—%
Selling, general and administrative	45.7%	47.4%
Intangible asset amortization	1.3%	1.4%
Total operating expenses	67.8%	54.4%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, in-process research and development expense and amortization expenses, increased $58.1 million, or 29.2%, to $257.0 million in the three months ended September 30, 2019, compared to $198.9 million in the same period last year. This increase was driven by the $59.9 million of in-process research and development expense in the third quarter of 2019 due to the Rebound transaction.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Interest income	$2,913	$75
Interest expense	(13,962)	(14,478)
Other income, net	4,127	1,750

Interest Income and Interest Expense
Interest expense for the three months ended September 30, 2019 decreased by $0.5 million, primarily resulting from a decrease in our weighted average interest rate and a decrease in the outstanding balance of our Senior Credit Facility compared to the same period in 2018. The weighted average interest rate for the three months ended September 30, 2019 decreased nominally to 3.4% compared to 3.7% for the same period in the prior year.
Interest income for the three months ended September 30, 2019 increased by $2.8 million compared to 2018 primarily due to the interest rate differential on cross-currency swaps designated as net investment hedges that were entered into during the fourth quarter of 2018.
Other Income, net
Other income, net for the three months ended September 30, 2019, increased by $2.4 million compared to the same period last year primarily driven from a legal settlement received during the three months ended September 30, 2019.
Income Taxes

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Income before income taxes	$(27,509)	$11,024
Income tax (benefit) expense	101	(2,271)
Effective tax rate	(0.4)%	(20.6)%
The Company’s effective income tax rates for the three months ended September 30, 2019 and 2018 were (0.4)% and (20.6)%, respectively. For the three months ended September 30, 2019, the increase in the rate is primarily driven by the impact of the Rebound transaction, which resulted in a $59.9 million in-process research and development expense. This amount is not deductible for tax purposes. Additionally, the Company recorded a tax expense of $1.6 million of tax reform-related adjustments, due to updates in IRS guidance.
The Company expects its effective income tax rate for the full year to be approximately 18.9%, driven primarily by the excess tax benefit from share-based compensation, the Switzerland tax holiday, and a favorable jurisdictional mix of pretax income in foreign operations relative to U.S.-based operations. This estimate could be revised in the future as additional information is presented to the Company.
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
Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018
Revenues and Gross Margin
For the nine months ended September 30, 2019, total revenues increased by $33.3 million to $1,122.4 million from $1,089.1 million during the prior-year period. Domestic revenues increased $26.8 million, or 3.5%, to $796.3 million and were 71% of total revenues. International revenues increased by $6.4 million to $326.1 million for nine months ended September 30, 2019 compared to $319.6 million during the same period in the prior year. The net increase of $33.3 million was a result of growth in both segments of $51.4 million offset by a $11.7 million unfavorable impact of foreign exchange, which mainly impacts the Codman Specialty Surgical segment and a $6.4 million unfavorable impact due to discontinued and divested products.
Codman Specialty Surgical revenues were $736.8 million, an increase of 3.1% from the prior-year period. Growth in Codman Specialty Surgical revenues were driven by sales of our dural repair, CUSA capital and related disposables, and programmable valve products. Precision Tools and Instruments revenues increased low-single digits compared to the prior period.
Orthopedics and Tissue Technologies revenues were $385.6 million, an increase of 3.0% from the prior-year period. In our Wound Reconstruction and Care portfolio, sales of our core tissue products including PriMatrix and SurgiMend increased low and mid double-digits. Our private label business sales increased by low-single digits over the prior period. Extremity Orthopedic sales were flat compared to the same period last year.
Gross margin increased to $707.2 million for the nine-month period ended September 30, 2019, an increase from $664.1 million for the same period last year. Gross margin as a percentage of total revenue increased to 63.0% for the year to date period from 61.0% for the same period last year. This increase primarily related to a reduction in Codman acquisition and integration costs.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2019	2018
Research and development	4.7%	5.3%
In-process research and development expense	5.5%	—%
Selling, general and administrative	45.7%	47.1%
Intangible asset amortization	1.9%	1.5%
Total operating expenses	57.8%	53.9%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, in-process research and development expense and amortization expenses, increased $62.3 million, or 10.6%, to $649.5 million for the first nine months of 2019, compared to $587.2 million in the same period last year. This increase was primarily driven by the $59.9 million in the third quarter of 2019 due to the Rebound transaction.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Interest income	$8,051	$325
Interest expense	(40,495)	(50,750)
Other income, net	8,461	6,422
Interest Income and Interest Expense
Interest expense for the nine month period ended September 30, 2019 decreased by $10.3 million primarily resulting from a decrease in our weighted average interest rate and a decrease in the outstanding balance of our Senior Credit Facility compared to the same period in 2018. The weighted average interest rate for the three months ended September 30, 2019 decreased nominally to 3.4% compared to 3.7% for the same period in the prior year.
Interest income for the nine month period ended September 30, 2019 increased by $7.7 million compared to 2018 primarily due to the interest rate differential on cross-currency swaps designated as net investment hedges that were entered into during the fourth quarter of 2018.
Other Income, net
Other income, net for the nine months ended September 30, 2019, increased by $2.0 million compared to the same period last year primarily driven from a legal settlement received during the nine months ended September 30, 2019.
Income Taxes

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Income before income taxes	$33,697	$32,887
Income tax benefit	(1,185)	(2,776)
Effective tax rate	(3.5)%	(8.4)%

The Company's effective income tax rates for the nine months ended September 30, 2019 and 2018 were (3.5)% and (8.4)%, respectively.
For the nine months ended September 30, 2019, the increase in the rate is primarily driven by the impact of the Rebound transaction, which resulted in a $59.9 million in-process research and development expense. This amount is not deductible for tax purposes. Additionally, the Company recorded a tax expense of $1.6 million for tax reform-related adjustments due to updates in IRS guidance. This was offset by a tax benefit of $10.8 million ($0.13 per share) related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a federal tax credit in Switzerland of 12 million CHF, which may be used over a seven year period, ending in 2024. The nine months ended September 30, 2018, included an additional tax benefit of $1.2 million related to share-based compensation, when compared to the same period in 2019.
The Company expects its effective income tax rate for the full year to be approximately 18.9%, driven primarily by the excess tax benefit from share-based compensation, the Switzerland tax holiday, and a favorable jurisdictional mix of taxable income in foreign operations relative to U.S.-based operations. This estimate could be revised in the future as additional information is presented to the Company.
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
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
United States	$266,280	$260,870	$796,397	$769,509
Europe	49,242	47,472	148,753	150,650
Asia Pacific	42,079	37,022	114,810	108,304
Rest of World	21,494	20,490	62,470	60,663
Total Revenues	$379,095	$365,854	$1,122,430	$1,089,126
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
Domestic revenues increased to $266.3 million, or 70% of total revenues, for the three months ended September 30, 2019 from $260.9 million, or 71% of total revenues for the three months ended September 30, 2018. Growth in domestic revenues was driven by dural repair, programmable valves and our core tissue products. European sales increased by $1.8 million for the three months ended September 30, 2019 compared to the same period last year, resulting primarily from sales of our core tissue products offset by unfavorable impacts of foreign exchange. Sales to customers in Asia Pacific and the Rest of the World for the three months ended September 30, 2019 increased by $6.1 million compared to the same period last year primarily driven by increases in dural repair products partially offset by unfavorable impacts of foreign exchange. Foreign exchange fluctuations on international revenues in total had an unfavorable impact of $2.4 million for the three months ended September 30, 2019 compared to the same period in 2018.
Domestic revenues increased to $796.4 million, or 71% of total revenues, for the nine months ended September 30, 2019 from $769.5 million, or 71% of total revenues. Growth in domestic revenues was driven by programmable valves and our core tissue products. European sales decreased by $1.9 million for the nine months ended September 30, 2019 compared to the same period last year, resulting primarily from unfavorable impacts of foreign exchange. Sales to customers in Asia Pacific and the Rest of the World for the nine months ended September 30, 2019 increased by $8.3 million, primarily driven by increases in our dural repair, and Wound Reconstruction and Care portfolio products partially offset by unfavorable impacts of foreign exchange. Foreign exchange fluctuations on international revenues had an unfavorable impact of $11.7 million on revenues for the nine months ended September 30, 2019 compared to the same period in 2018.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $208.0 million and $138.8 million at September 30, 2019 and December 31, 2018 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2019, our non-U.S. subsidiaries held approximately $177.1 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$142,249	$156,995
Net cash used in investing activities	(142,059)	(24,375)
Net cash (used in) / provided by financing activities	73,226	(96,817)
Effect of exchange rate fluctuations on cash	(4,273)	(4,747)
Cash Flows Provided by Operating Activities
We generated operating cash flows of $142.2 million for the nine months ended September 30, 2019, a decrease of $14.7 million from $157.0 million for the same period in 2018. Net income after non-cash adjustments increased for the nine months ended September 30, 2019 by approximately $44.9 million compared to the same period in 2018, which resulted primarily from increased sales and an improvement in our gross margin compared to 2018. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $50.0 million for the nine months ended September 30, 2019 compared to an increase of $9.6 million for the same period in 2018. The decrease in 2019 is primarily driven by increased investment in inventories related to new product launches and legal entity manufacturing changes associated with the Codman Neurosurgery acquisition integration. In addition, decreases are driven by growth in accounts receivable in foreign jurisdictions with increased payment terms.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2019, we paid $47.3 million for capital expenditures, most of which were directed to our new Mansfield, Massachusetts facility, Princeton, New Jersey facility and commercial expansion. Further, we paid $95.5 million for the Arkis Acquisition and Rebound Transaction, net of cash acquired.
During the nine months ended September 30, 2018, we paid $52.1 million for capital expenditures, most of which were directed to the expansion of a manufacturing facility and commercial expansion. We received $26.7 million from the Codman Neurosurgery acquisition as a working capital adjustment.
Cash Flows Used in Financing Activities
Our principal sources of cash from financing activities in the nine months ended September 30, 2019 were $215.8 million from borrowings under our Senior Credit Facility and Securitization Facility and $6.9 million in proceeds from the exercise of stock options. These were offset by repayments of $143.3 million on the revolving portion of our Senior Credit Facility and Securitization Facility and $6.2 million cash taxes paid in net equity settlement.
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
Upcoming Debt Maturities

The first quarterly installment of the Company's Term Loan component of its Senior Credit Facility was paid on September 30, 2019. The Company has classified $45.0 million as a current liability in the Company's consolidated balance sheet to reflect payments due within a year.
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
The Company has not repurchased any shares of common stock under these authorizations through September 30, 2019.
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
Off-Balance Sheet Arrangements
The Company has no off–balance sheet financing arrangements during the nine months ended September 30, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of September 30, 2019, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2019	2020-2021	2022-2023	Thereafter
	(In millions)
Revolving Credit Facility (1)	$440.0	$—		$440.0	$—
Term Loan	888.9	11.3	101.3	776.3	—
Securitization Facility (1)	110.0	—	110.0	—	—
Interest (2)	97.1	7.5	56.4	33.2	—
Employment Agreements (3)	1.5	0.5	1.0	—	—
Operating Leases (4)	161.2	4.6	26.6	25.6	104.4
Purchase Obligations	9.9	9.7	0.2	—	—
Other	4.6	0.7	0.8	1.2	1.9
Total	$1,713.2	$34.3	$296.3	$1,276.3	$106.3

(1)
The Company may borrow and make payments against the revolving credit portion of its Senior Credit Facility and Securitization Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

(2)
Interest is calculated on the term loan portion of the Senior Credit Facility based on current interest rates paid by the Company. [As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.]

(3)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
(4)
During 2018, the Company entered into an operating lease with a term of 18 years for a new corporate headquarters in Princeton, NJ which commenced during the second quarter of 2019. The Company recorded a ROU asset and lease liability of $35.6 million. The gross payments over the lease term of approximately $67.0 million are included in the table above.

The Company has excluded its contingent consideration obligation related to a prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $13.3 million at September 30, 2019. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
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
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.7 million at September 30, 2019. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
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
On October 1, 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency translation on foreign subsidiaries. The total notional amount of our instruments designated as net investment hedges at September 30, 2019 were $354.5 million and GBP 128.3 million. Under the terms of these contracts, which have been designated as net investment hedges, we will make interest payments in GBP and receive interest in U.S. dollars and GBP. Upon the maturity of these contracts, the Company will pay the notional amounts in EUR, GBP and CHF and receive U.S. dollars and GBP from the counterparties.
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
During the nine month period ended September 30, 2019, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million. The original termination date was October 2, 2020, however, as the intercompany loan settlement was consummated, the cross-currency swap was settled simultaneously. As a result of the settlement, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
The total notional amount of our cross-currency swap agreements designated as cash flow hedges at September 30, 2019 were $266.7 million.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2019 would increase interest income by approximately $2.1 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
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
The total notional amount of interest rate swaps in effect as of September 30, 2019 was $900 million. Based on our outstanding borrowings at September 30, 2019, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $5.3 million on an annualized basis.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of our common stock under the repurchase program during the nine months ended September 30, 2019.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Reference is hereby made to the Exhibit Index on page 45.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 25, 2019	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2019	/s/ Carrie L. Anderson
Carrie L. Anderson
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2019	/s/ Jeffrey A. Mosebrook
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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 25, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.