Form 10-K
period 2019-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2020-02-21
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 0-26224

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware			51-0317849
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)			(I.R.S. EMPLOYER IDENTIFICATION NO.)

1100 Campus Road			08540
Princeton	,	New Jersey	(ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 275-0500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	IART	Nasdaq Global Select Market
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
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,945.6 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 18, 2020 was 84,442,804.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 13, 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I
ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries, unless the context suggests otherwise.
Integra, headquartered in Princeton, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, as well as nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products, advanced wound care, and orthopedic hardware, through a combination of several global acquisitions and development of products internally to further meet the needs of its customers and impact patient care.
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products comprise specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, surgical reconstruction, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private label sales of a broad set of our regenerative and wound care medicine technologies.
We have key manufacturing and research facilities located in California, New Jersey, Ohio, Massachusetts, Tennessee, Texas, Canada, France, Germany, Ireland, Switzerland, and Puerto Rico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
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
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of our strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. In 2019, we closed out of 45 transition service agreements, covering 90 countries, marking the successful completion of the integration of the Codman Neurosurgery acquisition, the most significant acquisition in the Company’s history. This acquisition expanded our portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to bring our entire product portfolio to a global market. In 2019, Integra acquired Arkis Biosciences, Inc. and Rebound Therapeutics Corporation, both of which align with Company’s strategy to acquire and develop innovative technologies that address unmet needs in patient care.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential for significant returns on investment. In 2019, we launched ten new products across our key product franchises. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. In 2019, we discontinued

certain low-growth, low margin products. We continue to identify ways of optimizing our portfolio including identifying low-growth, low-margin products and product franchises for discontinuation.
Commercial Channel Investments. With acquisitions, new product introductions and a broader portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. Internationally, we have increased our commercial resources significantly in many markets and are making investments to support our sales organization and maximize our commercial opportunities. We now have a strong international sales channel that will deliver our current portfolio as well as position us for expansion. In addition, we continue to build upon our leadership brands across our product franchises to enable us to engage hospital systems through enterprise-wide contracts.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthening our relationships with all customers. We strive to consistently deliver outstanding customer service and continue to invest in technologies, systems and processes to improve the way our customers do business with us. Additionally, we expect to build on the success of our professional education programs to drive continued customer familiarity with our growing portfolio of medical technologies globally.
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
Rounding out the portfolio is a catalog of surgical headlamps, surgical instrumentation, as well as asset management software and support, and after-market service. With thousands of surgical instrument products, including specialty surgical instruments, we call on the central sterile processing unit of hospitals and acute care surgical centers. Additionally, through a strong U.S. distribution model, we can serve the needs of hundreds of physician, dental and veterinary offices.
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
We made significant investments with our channel expansion in the U.S. and created four dedicated sales channels to have more focus and specialization within our call points to drive sustainable growth. We have a specialized sales organization composed of directly employed sales representatives, as well as specialty distributors, organized based upon their call point. Our extremity orthopedics sales representatives call on surgeons who treat extremity orthopedic disorders, including osteoarthritis, rheumatoid arthritis, wrist, ankle and shoulder arthroplasty, and other conditions requiring foot or hand reconstruction. Additionally, we sell our shoulder products through a specialty distributor network of sales agents who call on shoulder surgeons. Our wound reconstruction acute (inpatient) sales representatives call on surgeons doing procedures in limb salvage, trauma, wound reconstruction and burns, while our advanced wound care sales representatives call on physicians who treat chronic wounds in the outpatient wound care clinic setting. We also have a dedicated surgical reconstruction sales team focused on plastic and reconstructive surgery and hernia procedures with differentiated products. Finally, we have a distributor network focused on biologics.
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
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. We apply our core competency in regenerative technology to products for neurosurgical, orthopedic and wound applications, plastic surgery, reconstructive surgery and we have extensive programs for our core platforms of orthopedic hardware and electromechanical technologies. We are focusing our research and development efforts on products and clinical studies to generate efficacy and health economic evidence.
Regenerative Technologies. Integra was the first Company to receive a United States Food and Drug Administration ("FDA") claim for regeneration of dermal tissue and is a world leader in regenerative technology. Because regenerative technology products represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these projects. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural collagen and human tissues as well as synthetics such as polymers. These unique product designs are used for neurosurgical and orthopedic surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template (IDRT) products and complementary technologies that we have acquired over the last few years. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications. In 2019, we launched DuraGen® in Japan. DuraGen is the first and only non-autologous collagen xenograft approved for use as a dural substitute in Japan.
Orthopedic Reconstruction. We develop fixation and small joint reconstruction implants and instruments for upper and lower extremities to both provide next generation solutions and expand our product portfolio. This portfolio focuses on joint replacement products. Integra has a strong shoulder portfolio, which includes a total shoulder system and a reverse shoulder. We continue to work on advanced shoulder products and are developing next generation anatomical designs, bone preserving products and techniques, and a pyrocarbon shoulder hemiarthroplasty product to add to that portfolio. We have a strong differentiated asset that resides in our patented pyrocarbon products, and we continue to invest to bring new products to market with this technology, which has shown significantly less wear on bone than traditional metals. To expand our ankle offering, in 2018 we launched the Integra® XT Ankle Revision System which may be used to revise most ankle prosthesis currently in the market. In 2019, we launched the Panta® II TTC Arthrodesis Nail System in the U.S. The Panta II system is our new fusion nail used in ankle fixation. We also added a small post baseplate in our Titan™ Reverse Shoulder System which allows us to accommodate smaller patients.
Electromechanical Technologies and Instrumentation. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation, for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebral spinal fluid (CSF) management, neuro-critical care (NCC) monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies. In 2019, we launched an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. In addition, we launched our next generation of LED technology with our DUO LED Surgical Headlight System. Duo LED Surgical Headlight System™. We also work with several instrument partners to bring new surgical instrument patterns to the market, enabling us to add new instruments with minimal expense. Our lighting franchise is among the most dynamic in the industry.
COMPETITION
Our competitors for Codman Specialty Surgical are the Aesculap division of B. Braun Medical, Inc., Medtronic, Inc., Stryker Corporation and Becton Dickinson and Company. In addition, we compete with many smaller specialized companies and larger companies that do not otherwise focus on the offerings of Codman Specialty Surgical technologies. We rely on the depth and breadth of our sales and marketing organization, our innovative technology, and our procurement and manufacturing operations to maintain our competitive position.
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
The American Association of Tissue Banks (“AATB”) has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become an AATB-accredited tissue establishment. In addition, some states have their own tissue banking regulations. We are licensed or have permits for tissue banking in California, Delaware, Illinois, Maryland, New York, Oregon, and Tennessee. In Tennessee, we are registered with the FDA Center for Biological Evaluations and Research.
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
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of February 21, 2020, the company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic membrane-based products for the year ended December 31, 2019 were less than 1.0% of consolidated revenues.
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
For example, in the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. In addition, the FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices.
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
EMPLOYEES
At December 31, 2019, we had approximately 4,000 employees engaged in production and production support for warehouse, engineering and facilities, quality assurance, quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in Austria, Belgium, Brazil, France, Germany, Italy and Mexico, none of our employees are subject to a collective bargaining agreement.

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
AVAILABLE INFORMATION
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Our financial information may be viewed, including the information contained in this report, and other reports we file with the SEC, on the Internet, without charge as soon as reasonably practicable after we file them with the SEC, in the “SEC Filings” page of the Investor Relations section of our website at www.integralife.com. A copy may also be obtained for any of these reports, without charge, from our Investor Relations department, 1100 Campus Road, Princeton, NJ 08540. Alternatively, reports filed may be viewed or obtained with the SEC at the SEC's website at www.sec.gov.

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
Forward-looking statements can be identified by forward-looking words such as “believe,” “may,” “could,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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

•	the impact of acquisitions and our ability to integrate acquisitions;

•	the impact of our restructuring activities including portfolio rationalization;

•	expenditures for major initiatives, including acquired businesses and integrations thereof and restructuring;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	increased competition for a wide range of customers across all our product lines in the markets our products are sold;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals as well as changes in country-specific regulatory requirements;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business;

•	changes in the variable interest rates of our debt instruments which could impact debt service requirements;

•	potential backorders, lost sales and expenses incurred in connection with product recalls or field corrective actions;

•
disruption of our operations and sales resulting from extreme weather conditions or natural disasters that damage our manufacturing or distribution facilities, the suppliers and service providers for those facilities, or the infrastructure in the locations of those facilities;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	changes in the cost or decreases in the supply of raw materials and services, including sterilization, energy, steel, pyrocarbon and honey;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;

•	the ability to maintain existing distribution rights to and from certain third parties;

•	the ability to maintain business if or when we opt to convert such business from distributors to a direct sales model;

•	the ability of our commercial sales representatives to obtain sales targets in a reasonable time frame;

•	the impact of changes to our sales organization, continued channel expansion, including increased specialization;

•	peer-reviewed publications discussing the clinical effectiveness of the products we sell;

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
Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, demonstrate clinical and economic effectiveness, obtain and maintain reimbursement coverage and funding under Medicare, Medicaid, private and public health insurers and foreign governmental health systems, obtain patent protection and produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid, private and public health insurers and foreign governmental health systems could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances, changes in customers' requirements, or changes in payor or regulatory evidence requirements. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary to gain entry or maintain our position or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and have been developing products to compete with our dural repair products, extremity reconstruction implants, regenerative skin, neuro critical care monitors and ultrasonic tissue ablation devices, among others. Further, in the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Competitive pressures could adversely affect our profitability. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in the areas in which we compete.

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2017 and December 31, 2019, we have acquired 5 businesses at a total cost of approximately $1.3 billion.
We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material, adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them and could require significant expenditures to address those controls or subject us to increased risk. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. If we cannot integrate acquired businesses and operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for the running of our business and the development of our business as well as risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Some acquisitions may include the need for ongoing product development to occur consistent with time sensitive milestones in order for the Company to achieve its commercial projections for the acquisition. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. Further, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Certain potential acquisitions are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic acquisitions and could result in mandated divestitures. If we are unsuccessful in our acquisition strategy, we may be unable to meet our financial targets and our financial performance could be materially and adversely affected.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we have $954.3 million of goodwill and $163.1 million of indefinite-lived intangible assets as of December 31, 2019. We are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2019, we had $337.4 million and $868.5 million of property, plant and equipment and finite-lived intangible assets, respectively.
At December 31, 2019, our trade names had a carrying value of $238.5 million. Company decisions and other economic factors relating to our trade names may occur over time. For instance, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.
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
Since the adoption of the ACA, the law has been challenged before the U.S. Supreme Court, and several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the ACA. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law. Furthermore, on January 20, 2017, an executive order was issued that, among other things, stated the intention of the administration to repeal the ACA and, pending that repeal, instructed the executive branch of the Federal government to defer or delay the implementation of any provision or requirement of the ACA that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, health insurer, or manufacturer of pharmaceuticals or medical devices. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which eliminates the penalty for individuals who fail to purchase acceptable health insurance starting in 2019 and will most likely result in the reduction in the number of insured people in the U.S. On December 20, 2019 President Trump signed into law the 2020 federal spending package, which included a provision to permanently repeal the 2.3% medical device excise tax, which was part of the ACA. We cannot predict whether the ACA will be repealed, replaced, or further modified, what impact the President’s executive order will have on the implementation and enforcement of the provisions of the ACA, or what impact the elimination of the penalty and resulting reduction in the number of insured people in the U.S. will have on the demand and pricing for our products. In addition, if the ACA is replaced or modified, we cannot predict what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the ACA would remain in place. As a result, while we are unable to predict the effect of the ACA and the various activities surrounding it on our business, financial condition or results of operations, changes to this law, or a new law that replaces it, could materially and adversely affect our business and results of operations.
In addition to the ACA, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) repealed the Sustainable Growth Rate formula used to calculate Medicare payment updates for physicians providing services to Medicare beneficiaries. In its place, MACRA introduced the Quality Payment Program (“QPP”), which is a value-based program that focuses on quality and outcomes as a metric for physician reimbursement. The Centers for Medicare and Medicaid Services released its final rules for the QPP in October 2016. The QPP, which impacts more than 600,000 physicians and other practice-based clinicians, represents a fundamental change in physician reimbursement, transitioning from a system that solely rewards volume of care to one that also rewards quality and value of care. The rule may have an impact on our revenue in the future. The program’s increased emphasis on quality and cost of care may encourage physicians to merge practices or seek direct employment with hospitals. In addition, the ACA encourages hospitals and physicians to work collaboratively through shared savings programs as well as other bundled payment initiatives. These shifts could lead to a consolidation of hospital providers into larger delivery networks with increased price negotiation strength resulting in downward pressure on our selling prices. Although we believe that we are well positioned to minimize any such impact on our business, our inability to address the consolidation trend could materially and adversely affect our business and results of operations.
While the federally mandated ACA continues to evolve, states are enacting their own payment reforms aimed at reducing costs and improving quality of care by hospitals and other providers operating within their borders. These include ‘all-payer’, ‘total cost of care’ and other capitated models. It is possible that other states will adopt similar payment reforms which will, in turn, increase pressure on manufacturers to lower prices and/or total cost of care and to demonstrate with clinical and economic evidence how their technologies improve patient outcomes.
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

•
in the U.S., Medicare and Medicaid coverage as well as commercial payor coverage determinations could reduce or eliminate reimbursement or coverage for certain of our wound matrix, amniotic, surgical reconstruction and advanced wound dressing products as well as other products in most regions, negatively affecting our market for these products, and future determinations could reduce or eliminate reimbursement or coverage for these products in other regions and could reduce or eliminate reimbursement or coverage for other products;

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
We are subject to stringent domestic and foreign medical device regulations and any adverse regulatory action may adversely affect our financial condition and business operations.
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

•	take a significant amount of time;

•	require the expenditure of substantial financial and other resources;

•	involve rigorous and expensive pre-clinical and clinical testing, as well as increased post-market surveillance;

•	lead to failed clinical trials or weakened clinical evidence

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the indicated uses of our products.
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
While we have taken measures to enhance our Quality System, we cannot assure that future inspections by the FDA and the standards they apply will not result in warning letters for any facility in the future. We are also subject to inspections of our Quality System by regulatory agencies outside the U.S. which could result in the issuance of nonconformance or significant requirements to our Quality System.
The FDA Reauthorization Act of 2017 (“FDARA”), which includes the reauthorization of the Medical Device User Fee Amendments of 2012, as well as other medical device provisions, went into effect October 1, 2017. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. Under FDARA, this user fee program has been reauthorized through fiscal year 2022. Under the Medical Device User Fee Amendments, or MDUFA III, there are additional requirements regarding the FDA Establishment Registration and Listing of Medical Devices. All U.S. and foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. That said, we also source products from foreign contract manufacturers and we continue to monitor their compliance with these regulations. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the FDA Establishment Registration requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier and our business could be adversely affected.
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
In addition, the European Medical Device Regulation (“EU MDR”) passed in the European Parliament on April 5, 2017 and went into effect on May 25, 2017, replacing the Medical Device Directive. The EU MDR is an extensive reform of the rules that govern the medical device industry in Europe. Under this regulation, manufacturers will have three (3) years to comply with a broad set of new rules for almost every kind of medical device. The EU MDR will require changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes. The European Parliament has recently announced changes to the timing of implementation for Class I Reusable from May 26, 2020 to May 26, 2024 and the EUDAMED Database from May 26, 2020 to May, 26, 2022.
Under the EU MDR rules, medical device companies will have to, among other things, do the following:

•	provide significantly more clinical evidence to bring new products to market and even to keep existing products on the market;

•	make changes to product labeling, register every CE Marked product and make certain product data available tin the EUDAMED database which will be available to the public; and

•	conduct product portfolio assessments to determine the impact of the EU MDR on the Company's margins.

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
Certain of our products, including our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2019, approximately 37.0% of our revenues derived from products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. The World Organization for Animal Health ("OIE") recognizes the U.S. as having a negligible risk for BSE, which is the highest status available.
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
On June 22, 2015, the FDA issued an Untitled Letter alleging that BioD Logic LLC's ("BioD")  morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361.
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high risk-category. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its amniotic membrane tissue-based products. Revenues from BioD morselized amniotic material-based products for the year ended December 31, 2019 was less than 1% of consolidated revenues.
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
We cannot be certain that our new devices and procedures will be able to replace those established treatments or that physicians, the medical community or third-party payors, including Medicare, Medicaid, private and public health insurers and foreign governmental health systems, will accept and utilize our devices or any other medical products that we may develop. For example, greater market acceptance of our wound graft products may ultimately depend on our ability to demonstrate that coverage and reimbursement are justified because they are an attractive and cost-effective alternative to other treatment options. Additionally, if there are negative events in the industry, whether real or perceived, there could be a negative impact on the industry as a whole.
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
As of December 31, 2019, our total consolidated external debt was approximately $1.3 billion. (See Item 7 and Note 17 for a discussion of our consolidated external debt.) We may also incur additional indebtedness in the future. Our substantial indebtedness could have material, adverse consequences, including:

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

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;

•	products which use many different specialty parts or chemicals from numerous suppliers, such as our intracranial monitors, shunts, catheters and headlights;

•	products that use pyrolytic carbon (i.e., PyroCarbon) technology, such as certain of our reconstructive extremity orthopedic implants;

•	products which are amniotic tissue based;

•	products that use medical grade leptospermum honey, such as our Medihoney products; and

•	our TCC-EZ® total contact cast system products.
The availability of amniotic tissue-based products depends upon, among other factors, the availability of tissue from human donors.  Access to donated amniotic tissue could also be adversely impacted by regulatory changes or evolving public perceptions of the donor process.
Additionally, many of our products require sterilization by third-party suppliers. To the extent these suppliers are unable to provide sterilization services, whether due to lack of capacity, regulatory requirements, environmental concerns such as those relating to ethylene oxide or otherwise, we may be unable to transition sterilization to other suppliers in a timely or cost effective manner, or at all, which could have an adverse impact on our operating results.
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
Our competitive position also depends upon unpatented trade secrets, which are difficult to protect. We cannot assure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.
In an effort to protect our trade secrets, we require our employees, consultants and advisors to execute confidentiality and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of their relationships with us must be kept confidential. We cannot assure, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.
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
If we do not successfully integrate acquired businesses into our business operations, our business could be materially and adversely affected.
We will need to successfully integrate the operations of recent acquired businesses or future acquisitions, with our business operations. The failure to integrate the business operations of the acquired businesses successfully would have a material, adverse effect on our business, financial condition and results of operations. Integrating the operations of multiple new businesses with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources, including the coordination of information technologies, sales and marketing, research and development, operations, manufacturing and finance functions. The integration process could disrupt the businesses and, if implemented ineffectively, could preclude realization of the full benefits that we expect from these transactions. Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could materially and adversely affect our results of operations. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

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
Damage to our manufacturing, distribution, development and/or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, such as the novel coronavirus, could significantly disrupt our operations, the operations of suppliers and critical infrastructure and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. Certain of our manufacturing facilities are located in Puerto Rico, which in the past has experienced both severe earthquakes and other natural disasters. We believe the risk associated with operating a manufacturing plant in Puerto Rico, post Hurricane Maria, has returned to historical levels. While there are still some challenges with the energy system and service is occasionally disrupted for short periods, it has not impacted operations primarily due to the generator capacity at the plant. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
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
Further, we manufacture certain products in Europe and our European headquarters is located in France. Thus far, strikes and acts of terrorism occurring in Europe have not had a material impact on our business; however, if either were to occur, there is no assurance that they would not disrupt our business, and any such disruption could have a material, adverse effect on our business.
An experienced third-party hosts and maintains the enterprise business system used to support certain of our transaction processing for accounting and financial reporting, supply chain and manufacturing. Currently, we have developed a comprehensive disaster recovery plan for the Company’s infrastructure and we have tested this plan. In addition, we have implemented procedures to conduct annual disaster recovery testing for our enterprise business system. We also implemented a comprehensive backup and recovery process for our key applications. Our global production and distribution operations are dependent on the effective management of information flow between facilities. An interruption of the support provided by our enterprise business systems could have a material, adverse effect on the business.
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
On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the British government began negotiating the terms of the UK’s future relationship with the EU. The UK exited the EU on January 31, 2020 and entered a transition period which extends through

December 31, 2020. It is possible that Brexit could, among other things, affect the legal and regulatory environments to which our business is subject, impose greater restrictions on imports and exports between the UK and the EU and other parties, and create economic and political uncertainty in the region.
From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. For instance, the U.S. and China have imposed tariffs on products imported into their respective countries. While we currently do not anticipate that these tariffs will have a material impact on our business, the list of items subject to these tariffs could change and it is possible that they could adversely impact our supply chain costs or our ability to sell certain of our products in China. More generally, additional tariffs or other trade barriers imposed by the U.S. or other countries could materially and adversely affect our operations and financial results.
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
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement and global financial benchmark reforms generally have resulted in the future of certain interest rate benchmarks being more uncertain. LIBOR may be disrupted, materially change, or no longer be published in the future. We have multiple debt facilities which utilizes a variable rate equal to Eurodollar LIBOR rate as a component of our interest rate. The upcoming transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Management continues to monitor the status and discussions regarding LIBOR.

ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2019 fiscal year.

ITEM 2.	PROPERTIES
As of December 31, 2019, we lease approximately 166,991 square feet of space in Princeton, NJ, where we house our principal headquarters, sales operations, research and development, and support functions. This lease expires in 2036.
We have key manufacturing and research facilities located in New Jersey, Ohio, Massachusetts, Tennessee, Texas, Canada, France, Germany, Ireland, Switzerland, California and Puerto Rico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Kentucky, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada, Kentucky and Belgium. We own facilities in Biot, France, Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany, Ohio, and Pennsylvania and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia and Germany.
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
Information pertaining to legal proceedings can be found in Note 15. Commitment and Contingencies in our 2019 Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Select Market under the symbol “IART.” The number of stockholders of record as of February 18, 2020 was approximately 892, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2019, 2018 or 2017.
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
There have been no shares of common stock repurchased by the Company for the years ended December 31, 2019, 2018 or 2017.

See Note 8, Treasury Stock, in our consolidated financial statements for further details.
On February 4, 2020, the Company offered and sold in a private placement $575.0 million of 0.5% convertible notes due in 2025. The Company intends to use $100.0 million of the net proceeds from the offering to repurchase shares of the Company's stock. This includes up to approximately $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. Additionally, the Company intends to use $92.4 million of the proceeds to repurchase shares through an accelerated share repurchase transaction ("ASR").

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. All results and data in the tables below reflect continuing operations, unless otherwise noted. As a result, the data presented below will not necessarily agree to previously issued financial statements. See Note 4, Acquisitions and Pro Forma Results for additional information regarding the impact of 2019, 2018 and 2017 acquisitions in Item 15 of this Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$1,517,557	$1,472,441	$1,188,236	$992,075	$882,734
Costs and expenses	1,423,797	1,361,443	1,143,432	876,735	803,147

Operating income (4)	93,760	110,998	44,804	115,340	79,587
Interest expense, net (1) (2)	(43,178)	(61,883)	(34,764)	(25,779)	(23,504)
Other income, net	9,522	8,288	1,345	845	4,588
Income from continuing operations before income taxes	60,104	57,403	11,385	90,406	60,671
(Benefit from) provision for income taxes (4) (6)	9,903	(3,398)	(53,358)	15,842	53,820
Net income from continuing operations	$50,201	$60,801	$64,743	$74,564	$6,851
Loss from discontinued operations (net of tax benefit)	$—	$—	$—	$—	$(10,370)
Net income (loss)	$50,201	$60,801	$64,743	$74,564	$(3,519)

Diluted net income per common share from continuing operations	$0.58	$0.72	$0.82	$0.94	$0.10
Diluted net loss per common share from discontinued operations	$—	$—	$—	$—	$(0.15)
Diluted net income (loss) per common share	$0.58	$0.72	$0.82	$0.94	$(0.05)
Weighted average common shares outstanding for diluted net income per share	86,494	83,999	79,121	79,194	71,354

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Financial Position:
Cash, cash equivalents	$198,911	$138,838	$174,935	$102,055	$48,132
Total assets (5) (7)	3,303,240	3,107,887	3,211,257	1,807,954	1,774,224
Short-term borrowings under the term loan of the Senior Credit Facility	45,000	22,500	60,000	—	14,375
Long-term borrowings including the revolving portion of the Senior Credit Facility (1)	1,198,561	1,210,513	1,781,142	665,000	481,875
Long-term debt (2) (8)	104,500	121,200	—	—	218,240
Retained earnings (4)	398,574	348,373	285,186	220,443	145,879
Stockholders’ equity (3)	1,416,736	1,375,796	962,306	839,667	751,443

(1)
For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, we reported the borrowings outstanding under the revolving portion of our Senior Credit Facility as long-term debt as well as the 1.625% convertible senior notes due in 2016 ("2016 Convertible Notes"). We also reported the term loan as long-term debt with the exception of current principal payments due within 12 months, which are classified as short-term. At December 31, 2019, we have a total of $1.3 billion outstanding under our Senior Credit Facility and $947.5 million available for future borrowings.

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

(4)
On September 9, 2019, the Company acquired Rebound Therapeutics Corporation (“Rebound”). The Company made an initial upfront payment of $67.1 million. The initial payment resulted in a $59.9 million in-process research and development expense. During the fourth quarter of 2019, the Company triggered a $5.0 milestone to be paid to former shareholders of Rebound. The Company recorded the $5.0 million as additional in-process research and development expense which was included in accrued liabilities at December 31, 2019. (see Note 4, Acquisitions and Pro forma results, of the consolidated financial statements).
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

(5)
On January 1, 2019, the Company adopted the Lease Standard using a modified retrospective transition. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. As a result of the adoption of the New Lease Standard, the Company had an impact on our consolidated balance sheet due to the recognition of $76.4 million of lease liabilities with corresponding right-of-use assets ("ROU") of $67.3 million for operating leases. (see Note 11, Leases and Related party leases, of the consolidated financial statements).

In 2016, the Company adopted Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. The Company reclassified a portion of the debt issuance costs from other assets to long-term debt as of December 31, 2015.

(6)
The benefit from income taxes in 2017 includes $43.4 million related to the re-measurement of our deferred taxes resulting from a reduction of the federal statutory rate from 35% to 21% from the Tax Cuts and Jobs Act (the "2017 Tax Act"), enacted in December 2017 (see Note 12, Income Taxes, of the consolidated financial statements).

(7)	Presented for continuing operations only.

(8)
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). As of December 31, 2019, the Company had $104.5 million of outstanding borrowings under its Securitization Facility. Refer to Note 5, Debt, for further information on the Securitization Facility.

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

GENERAL
Integra, headquartered in Princeton, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, and repair of nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products, advanced wound care, collagen matrix products for hernia and plastic & reconstructive surgery, and orthopedic hardware, through a combination of several global acquisitions and development of products internally to further meet the needs of its customers and impact patient care.
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products comprise of specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, surgical reconstruction, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private label sales of a broad set of our regenerative and wound care medical technologies.
We have key manufacturing and research facilities located in California, New Jersey, Ohio, Massachusetts, Tennessee, Texas, Canada, France, Germany, Ireland, Switzerland, and Puerto Rico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
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
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of our strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. In 2019, we closed out of 45 transition service agreements, covering 90 countries, marking the successful completion of the integration of the Codman Neurosurgery acquisition, the most significant acquisition in the Company’s history. This acquisition expanded our portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to bring our entire product portfolio to a global market. In 2019, we acquired Arkis Biosciences, Inc. and Rebound Therapeutics Corporation, both of which align with Company’s strategy to acquire and develop innovative technologies that address unmet needs.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential for significant returns on investment. In 2019, we launched ten new products across our key product franchises. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. In 2019, we discontinued certain low-growth, low margin products. We continue to identify ways of optimizing our portfolio including identifying low-growth, low-margin products and product franchises for discontinuation.
Commercial Channel Investments. With acquisitions, new product introductions and a broader portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. Internationally, we have increased our commercial resources significantly in many markets and are making investments to support our sales organization and maximize our commercial opportunities. We now have a strong international sales channel that will deliver our current portfolio as well as position us for expansion. In addition, we continue to build upon our leadership brands across our product franchises to enable us to engage hospital systems through enterprise-wide contracts.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthen our relationships with all customers. We strive to consistently deliver outstanding customer service and continue to invest in technologies, systems and processes to improve the way our customers do business with us. Additionally, we expect to build on the success of our professional education programs to drive continued customer familiarity with our growing portfolio of medical technologies globally.
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
Within the Codman Speciality Surgical segment, we launched our new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. We launched DuraGen® in Japan. DuraGen is the first and only non-autologous collagen xenograft approved for use as a dural substitute in Japan. We are focused on the development of core clinical applications in our our electromechanical technologies portfolio. Also during 2019, we updated our CUSA Clarity platform to incorporate new ultrasonic tips and integrated electrosurgical capabilities.We continue to work with several instrument partners to bring new surgical instrument patterns to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our next generation of LED technology with our DUO LED Surgical Headlight System.
Within our Orthopedic and Tissue Technolgies segment, we launched the Panta® II TTC Arthrodesis Nail System in the U.S. The Panta II system is our new fusion nail used in ankle fixation. We also launched a Small Post Baseplate in our Reverse Shoulder System that accommodates smaller patients. We initiated the limited market release of enhancements to our Salto Talaris® Total Ankle System. We continue to work on advanced shoulder products and are developing a pyrocarbon shoulder hemiarthroplasty product to add to our orthopedic reconstruction portfolio.
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
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of February 21, 2020 the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic material-based products for the year ended December 31, 2019 were less than 1.0% of consolidated revenues.
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
Revenues of products manufactured in the TEI Boston facility for the year ended December 31, 2019 were approximately 4.2% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and reach of our product portfolios and drive relevant scale to our customers. As a result of several recent acquisitions, our financial results for the year ended December 31, 2019 may not be directly comparable to those of the corresponding prior-year periods. See Note 4 - Acquisitions and Pro Forma Results, to our consolidated financial statements for a further discussion.
Arkis BioSciences Inc.
On July 29, 2019, the Company acquired Arkis BioSciences Inc. ("Arkis") for an acquisition purchase price of $30.9 million (the "Arkis Acquisition") plus contingent consideration of up to $25.5 million, that may be payable based on the successful completion of certain development and commercial milestones. The contingent consideration had an acquisition date fair value of $13.1 million. The estimated fair value as of December 31, 2019 was $14.2 million. This amount is included in other liabilities at December 31, 2019 in the consolidated balance sheets of the Company. Arkis was a privately-held company that marketed the CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to clotting.
Rebound Therapeutics Corporation
On September 9, 2019, the Company acquired Rebound Therapeutics Corporation (“Rebound”), developers of a single-use medical device known as the AURORA Surgiscope® System ("Aurora") which enables minimally invasive access, using optics and illumination, for visualization, diagnostic and therapeutic use in neurosurgery (the “Rebound transaction”). The transaction was accounted for as an asset acquisition as the Company concluded that it acquired primarily one asset. Under the terms of the Rebound transaction, the Company made an upfront payment of $67.1 million and committed to pay up to $35.0 million of contingent development milestones upon achievement of certain regulatory milestones. During the fourth quarter of 2019, the Company triggered a $5.0 million obligation to be paid to former shareholders of Rebound. The Company recorded the $5.0 million as an additional in-process research and development expense which was included in accrued liabilities at December 31, 2019.
Integrated Shoulder Collaboration, Inc.
On January 4, 2019, the Company entered into a licensing agreement with Integrated Shoulder Collaboration, Inc ("ISC"). Under the terms of the agreement, the Company paid ISC $1.7 million for the exclusive, worldwide license to commercialize its short stem and stemless shoulder system. A patent related to short stem and stemless shoulder systems was issued to ISC during the first quarter of 2019. ISC is eligible to receive royalties on sales of the short stem and stemless shoulder system upon commercialization. The Company has the option to acquire ISC at a date four years subsequent to the first commercial sale, which becomes mandatory upon the achievement of a certain sales thresholds of the short stem and stemless shoulder system, for an amount not to exceed $80.0 million. The transaction was accounted for as an asset acquisition as the Company concluded that it acquired primarily one asset. The total upfront payment of $1.7 million was expensed as a component of research and development expense and the future milestone and option payments will be recorded if the corresponding events become probable.
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
RESULTS OF OPERATIONS
Executive Summary
Revenues from 2019 to 2017 increased $329.3 million, generating $200.2 million of additional gross margin over that time period resulting primarily from the businesses that we acquired and organic growth.
Costs and expenses increased in 2019 compared to 2018 primarily due to in-process research and development expenses within acquisition and integration-related charges as a result of the Rebound transaction.
Costs and expenses increased sequentially in 2018 compared to 2018 as new employees, especially in selling, general and administrative functions, joined the Company as a result of acquisitions.
The benefit from income taxes in 2017 was primarily driven by a re-measurement of our deferred taxes resulting from a reduction of the federal statutory rate from 35% to 21% from the 2017 Tax Act and a decrease in income before income taxes in 2017 resulting from acquisition and integration costs related to the Derma Sciences and the Codman Neurosurgery acquisitions.
Our net income in 2019 was $50.2 million, or $0.58 per diluted share, as compared to $60.8 million, or $0.72 per diluted share in 2018, and $64.7 million, or $0.82 per diluted share, in 2017.

Special Charges
Income before taxes includes the following special charges:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Acquisition and integration-related charges	$124,665	$93,926	$117,947
Structural optimization charges	17,582	19,598	7,461
Discontinued product lines charges	9,168	—	1,156
EU medical device regulation	6,221	—	—
Impairment charges	5,764	4,941	3,290
Litigation matters	96	4,598	—
Other	—	—	5,538
Total	$163,496	$123,063	$135,392
The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of goods sold (1)	$25,266	$34,563	$28,413
Research and development	2,786	—	—
In-process research and development	64,916	—	—
Selling, general and administrative	67,265	87,709	107,361
Intangible asset amortization (2)	5,764	—	—
Other (income) expense	(2,501)	791	(382)
Total	$163,496	$123,063	$135,392
(1) Amortization and impairment charges related to technology based intangible assets is included in cost of goods sold.
(2) Impairment charges related to non-technology based intangible assets such as customer relationships are included in Intangible asset amortization.
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

Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2019	2018	2017
Segment Net Sales	(In thousands)
Codman Specialty Surgical	$996,206	$963,929	$720,301
Orthopedics and Tissue Technologies	521,351	508,512	467,935
Total revenues	1,517,557	1,472,441	1,188,236
Cost of goods sold	564,681	571,496	435,511
Gross margin on total revenues	$952,876	$900,945	$752,725
Gross margin as a percentage of total revenues	62.8%	61.2%	63.3%
Revenues
Year Ended December 31, 2019 Compared with Year Ended December 31, 2018.
For the year ended December 31, 2019, total revenues increased by $45.1 million, or 3.1%, to $1,517.6 million from $1,472.4 million during the prior year. Domestic revenues increased $31.5 million, or 3.0%, to $1,077.4 million and were 71.0% of total revenues for the year ended December 31, 2019. International revenues increased to $440.2 million, compared to $426.5 million during 2018. The net increase of $45.1 million was a result of growth in both segments of $68.4 million offset by a $12.5 million unfavorable impact of foreign exchanges, which mainly impacts the Codman Specialty Surgical segment, and a $10.8 million unfavorable impact due to discontinued and divested products.
Codman Specialty Surgical revenues were $996.2 million, an increase of 3.3% from the prior-year period. Growth in Codman Specialty Surgical revenues were driven by sales of our dural repair, CUSA® capital and related disposables, and programmable valve products. Precision Tools and Instruments revenues increased low-single digits compared to the prior period due to increased volume in the business.
Orthopedics and Tissue Technologies revenues were $521.4 million, an increase of 2.5% from the prior-year period. In our Wound Reconstruction and Care portfolio used in inpatient and outpatient procedures, sales of our core tissue products including PriMatrix and SurgiMend increased in the mid-teens. Our private label business sales increased by low-single digits over the prior period due to increased volume in the business. Extremity Orthopedic sales were flat when compared to the same period last year.
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
Orthopedics and Tissue Technologies revenues were $508.5 million, an increase of 8.7% from the prior-year period. In our Wound Reconstruction portfolio used in inpatient and outpatient procedures, sales of Integra skin products, including PriMatrix and amniotic tissue products, increased mid-double digits. Revenues for Private Label increased by mid-single digits over the prior period due to increased volume in the business. In our Extremity Orthopedics business, sales declined low-single digits driven by a decline in our lower fixation portfolio offset by growth in our shoulder and ankle portfolios.
Gross Margin
Gross margin as a percentage of revenues was 62.8% in 2019, 61.2% in 2018, and 63.3% in 2017. The increase in gross margin percentage from 2018 to 2019 resulted primarily from reduction in Codman Neurosurgery acquisition and integration costs. The decrease in gross margin percentage of total revenue from 2017 to 2018 resulted primarily from dilution related to full-year product sales from the Codman Neurosurgery acquisition at lower margins than the Company's historical average. Additionally, there were higher net costs associated with the full year amortization of technology-based intangible assets capitalized in connection with the Codman Neurosurgery acquisition.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Years Ended December 31,
	2019	2018	2017
Research and development	5.2%	5.3%	5.3%
In-process research and development	4.3%	—%	—%
Selling, general and administrative	45.3%	46.9%	52.5%
Intangible asset amortization	1.8%	1.4%	1.7%

Operating expenses, which consist of research and development, in-process research and development, selling, general and administrative, and amortization, increased $69.2 million or 8.8% to $859.1 million in 2019, compared to $789.9 million in the prior year.
RESEARCH AND DEVELOPMENT. Research and development expenses totaled $79.6 million in 2019, compared to $78.0 million in 2018 and $63.5 million in 2017. The increase in research and development expenses in 2018 compared to 2017 primarily resulted from the full-year impact of the acquisitions of Derma Sciences and Codman Neurosurgery and additional spending on new product development and clinical studies.
IN-PROCESS RESEARCH AND DEVELOPMENT. The increase to our in-process research and development expenses in 2019, totaling $64.9 million compared to $0.0 million in 2018 and 2017, was primarily attributed to expenses related to acquisition of Rebound. See Note 4, Acquisitions and Pro Forma Results, of our consolidated financial statements for more information.
SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in 2019 decreased by $3.1 million or 0.5% to $687.6 million, compared to $690.7 million in 2018. General and administrative costs decreased by $20.7 million compared to the prior year, primarily resulting from a decrease in costs related to structural optimization and acquisition and integration-related charges. Offsetting this decrease was an increase of $17.6 million in selling and marketing expense primarily attributable to channel expansion.
Selling, general and administrative expenses for the year ended December 31, 2018 increased by $66.7 million or 10.7% to $690.7 million, compared to $624.1 million in 2017. Selling and marketing expenses increased by $72.3 million, primarily resulting from the full-year impact of the Derma Sciences and Codman Neurosurgery acquisitions, higher headcount in our sales force compared to the prior year, higher commission costs resulting from increases in revenue and channel expansion. General and administrative costs decreased by $5.6 million, primarily resulting from one-time costs for the year ended December 31, 2017 related to acquiring and integrating the Derma Sciences and Codman Neurosurgery businesses in the year of acquisition.
INTANGIBLE ASSET AMORTIZATION.
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in 2019 was $27.0 million compared to $21.2 million in 2018. The increase is primarily attributed to an impairment charge of $5.8 million related to a customer relationship intangible asset.
In 2018, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) was $21.2 million, compared to $20.4 million in 2017. The increase primarily resulted from the full-year amortization of intangible assets capitalized as part of our Derma Sciences acquisition.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development ("IPR&D")) to be approximately $74.6 million in 2020, $64.1 million in 2021, $60.6 million in 2022, $59.7 million in 2023, $58.9 million in 2024 and $547.7 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Interest income	$10,779	$2,800	$255
Interest expense	(53,957)	(64,683)	(35,019)
Other income, net	9,522	8,288	1,345
Total non-operating income and expense	$(33,656)	$(53,595)	$(33,419)

Interest Income
Interest income increased in 2019 as compared to 2018 primarily due to the full-year impact of interest rate differential on cross-currency swaps designated as net investment hedges.
Interest income increased in 2018 as compared to 2017 primarily due to the interest rate differential on cross-currency swaps designated as net investment hedges. These cross-currency swaps were consummated during the fourth quarter of 2018.
Interest Expense
Interest expense was $54.0 million, $64.7 million and $35.0 million in 2019, 2018 and 2017, respectively. Interest expense decreased in 2019 as compared to 2018 primarily resulting from a decrease in our weighted average interest rate and a decrease in the outstanding balance of our Senior Credit Facility compared to the same period in 2018.
Interest expense increased in 2018 as compared to 2017 primarily resulting from an increase in our weighted average interest rate and the full-year impact of increased borrowings under our Senior Credit Facility to fund the acquisitions of Derma Sciences and Codman Neurosurgery in 2017.
As of December 31, 2019, 2018 and 2017, our weighted average interest rate was 3.2%, 3.9% and 3.6%, respectively
Our reported interest expense for 2019, 2018 and 2017 included $5.4 million, $6.3 million and $2.7 million, respectively, of amortization of debt issuance costs.
Other Income, Net
Other income, net increased in 2019 by $1.2 million as compared to 2018 primarily driven from a $3 million gain from a legal settlement.
Other income, net increased in 2018 by $6.9 million as compared to 2017 primarily due to the full-year impact of the interest rate differential on cross-currency swaps designated as cash flow hedges. These cross-currency swaps were consummated during the fourth quarter of 2017.
Income Taxes

Our effective income tax rate was 16.5%, (5.9)% and (468.7)% of income before income taxes in 2019, 2018 and 2017, respectively. See Note 12, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate.
In 2019, the Company's higher worldwide effective tax rate, as compared to 2018, is primarily driven by the impact of the Rebound transaction, resulting in a $64.9 million non-deductible in–process research and development (IPR&D) expense, which had a $13.6 million tax effect on the U.S. federal rate.
In 2018, the Company's higher worldwide effective tax rate, as compared to 2017, was primarily attributable to a 2017 tax benefit of $43.4 million as a result of the re-measurement of deferred taxes using a reduced federal tax rate.
The 2017 Tax Act included numerous changes to existing U.S. tax laws that have and will continue to impact the Company. The most notable change was a reduction in the federal statutory tax rate from 35% to 21%. In 2017, the lower effective tax rate was primarily driven by a tax benefit of $43.4 million as a result of the re-measurement of deferred taxes using this reduced federal tax rate.
Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate our worldwide effective income tax rate for 2020 to be approximately 20.0%.
At December 31, 2019, the Company had $9.9 million of valuation allowance against the remaining $141.9 million of gross deferred tax assets recorded at December 31, 2019. Our deferred tax asset valuation allowance increased by $2.9 million in 2019 and decreased by $1.0 million in 2018. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. The increase in valuation allowance in 2019 primarily resulted from certain assets from the Rebound and Arkis acquisitions. The decrease in valuation allowance in 2018 primarily resulted from the realization of certain deferred tax assets related to the acquisition of Derma Sciences and the impact of current year activity. If we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.
At December 31, 2019, we had net operating loss carryforwards of $130.1 million for federal income tax purposes, $37.5 million for foreign income tax purposes and $42.8 million for state income tax purposes to offset future taxable income.The federal net operating loss carryforwards increased during 2019 from the acquisition of Arkis and Rebound, offset by usage of federal net operating losses during 2019. Of the total federal net operating loss carryforwards, $111.2 million expire through 2037 and $18.9 million have an indefinite carryforward period. Regarding the foreign net operating loss carryforwards, $1.3 million expire through 2024, $0.9 million expire through 2025, and the remaining $35.3 million have an indefinite carryforward period. The state net operating loss carryforwards expire through 2036.
The 2017 Tax Act imposed a one-time repatriation tax on accumulated foreign subsidiaries’ untaxed foreign earnings (“Toll Tax”). As of December 31, 2017, we recorded income tax expense of approximately $5.5 million as an estimate of the Toll Tax on certain foreign earnings. The calculation of the Toll Tax allows for the ability to offset positive foreign earnings with existing foreign deficits and use of foreign tax credits. We finalized our 2017 tax return filings and recorded a benefit of $1.0 million as an adjustment to the Toll Tax liability during 2018; resulting in a total Toll Tax liability of $4.5 million. The Company asserts that it has the ability and intent to indefinitely reinvest the undistributed earnings from its foreign operations unless there is a tax-free manner under which to remit the earnings.
As of December 31, 2019, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2019.
The 2017 Tax Act subjects the Company to GILTI tax on certain income earned by foreign subsidiaries. The Company can make an accounting policy election to either recognize deferred taxes related to GILTI or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for the GILTI tax in the year the tax is incurred.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$1,077,379	$1,045,887	$894,260
Europe	197,468	201,354	150,147
Asia Pacific	157,391	144,253	80,636
Rest of World	85,319	80,947	63,193
Total Revenues	$1,517,557	$1,472,441	$1,188,236

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
Domestic revenues increased to $1,077.4 million, or 71.0% of total revenues, for the year ended December 31, 2019, from $1,045.9 million, or 71.0% of total revenues. Growth in domestic revenues was driven by our dural repair, programmable valves, and our core tissue products. European sales decreased by $3.9 million for the year ended December 31, 2019 compared to the same period last year, resulting primarily from unfavorable impacts of foreign exchange partially offset by an increase in sales of our programmable valve and core tissue products. Sales to customers in Asia Pacific and the Rest of the World for the year ended December 31, 2019 increased by $17.5 million, primarily driven by increases in our dural repair products and CUSA® capital and related disposables partially offset by unfavorable impacts of foreign exchange.
In 2018, domestic revenues increased to $1,045.9 million or 71% of total revenues, for the year ended December 31, 2018, from $894.2 million, or 75% of total revenues. The increase was primarily driven by the full-year sales impact of the acquisitions of Codman Neurosurgery and Derma Sciences. In addition, growth in domestic revenues were driven by sales of our CUSA® capital and related disposables, core tissue products and private label products. European sales increased $51.2 million for the year ended December 31, 2018 compared to the prior year, resulting primarily from increase in sales in our Codman Specialty Surgical portfolio as well as regenerative technologies. Both areas included contributions from the Codman Neurosurgery and Derma Sciences acquisitions. Sales to customers in Asia Pacific and Rest of World increased by $81.4 million in December 31, 2018 as compared to the prior year, primarily driven by the Derma Sciences and Codman Neurosurgery acquisitions.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling $198.9 million and $138.8 million at December 31, 2019 and 2018, respectively.
At December 31, 2019, our non-U.S. subsidiaries held approximately $143.7 million of cash and cash equivalents that are available for use by all of our operations around the world. The Company asserts that it has the ability and intent to indefinitely reinvest the undistributed earnings from its foreign operations unless there is a tax-free manner under which to remit the earnings.
Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$231,433	$199,683	$114,544
Net cash used in investing activities	(162,668)	(49,705)	(1,221,335)
Net cash used (provided) by financing activities	(8,766)	(180,872)	1,168,947
Effect of exchange rate fluctuations on cash	74	(5,203)	10,724
Net increase (decrease) in cash and cash equivalents	$60,073	$(36,097)	$72,880
Cash Flows Provided by Operating Activities
We generated operating cash flows of $231.4 million, $199.7 million and $114.5 million for years ended December 31, 2019, 2018 and 2017, respectively.

Operating cash flows in 2019 increased compared to the same period in 2018. Net income after non-cash adjustments increased by approximately $48.0 million compared to the same period in 2018. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $14.5 million in the year ended December 31, 2019 compared to an increase of $1.7 million for the same period in 2018. The decrease in 2019 was primarily driven by increased investment in inventories related to new product launches and legal entity manufacturing changes associated with the Codman Neurosurgery acquisition integration. In addition, decreases were also driven by growth in accounts receivable in foreign jurisdictions which have longer payment terms on average than domestic receivables.
Operating cash flows in 2018 increased compared to the same period in 2017. Net income after non-cash adjustments increased by approximately $82.1 million compared to the same period in 2017. Net income after non-cash adjustments increased primarily due to the full-year operating impact of the Derma and Codman acquisitions consummated during 2017 and organic growth of the Company during 2018. Changes in working capital in 2018 increased cash flows by approximately $0.3 million. Among the changes in working capital, accounts receivable used $17.0 million of cash, inventory provided $8.3 million of cash, prepaid expenses and other current assets provided $3.9 million of cash, accounts payable, accrued expenses and other current liabilities provided $3.6 million of cash and deferred revenue provided $1.5 million of cash.
Operating cash flows in 2017 decreased compared to the same period in 2016. Net income after non-cash adjustments decreased by $11.8 million primarily due to costs and expenses associated with the Derma and Codman acquisitions. Changes in working capital in 2017 decreased cash flows by approximately $24.2 million. Among the changes in working capital, accounts receivable used $89.7 million of cash, inventory provided $0.1 million of cash, prepaid expenses and other current assets used $33.8 million of cash, and accounts payable, accrued expenses and other current liabilities provided $95.3 million of cash.
Cash Flows Used in Investing Activities
During the year ended December 31, 2019, we paid $69.5 million for capital expenditures, most of which were directed to our new Mansfield, Massachusetts facility, Princeton, New Jersey facility and commercial expansion. Further we paid $95.5 million for the Arkis and Rebound transactions, net of cash acquired.
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
Cash Flows Provided by (Used in) Financing Activities
Our principal sources of cash from financing activities for the year ended December 31, 2019 were $236.9 million in borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $246.1 million on borrowings under our Senior Credit Facility and Securitization Facility.
Our principal sources of cash from financing activities in the year ended December 31, 2018 were $349.6 from the issuance of common stock and $171.2 million in borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $660.0 million on the revolving portion of our Senior Credit Facility, payments of $15.9 million for inventory that was included in the initial purchase accounting for Codman Neurosurgery and $22.3 million of payments relating to contingent consideration.
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
Working Capital
At December 31, 2019 and December 31, 2018, working capital was $526.9 million and $512.5 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.

Sixth Amended and Restated Senior Credit Agreement

On February 3, 2020, the Company entered into the sixth amendment and restatement (the "February 2020 Amendment") of its credit agreement with a syndicate of lending banks. The sixth amended and restated credit agreement makes an aggregate principal amount of up to approximately $2.2 billion available to the Company through the following facilities: (i) a $877.5 million term loan facility (decreased from $900 million), and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans. The sixth amendment and restatement extends the credit facility’s maturity date from May 3, 2023 to February 3, 2025. The first mandatory repayment under the term loan portion of the sixth amended and restated credit agreement is due June 30, 2021. In connection with the February 2020 Amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants was modified to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio

First fiscal quarter ending after the Closing Date through June 30, 2022	5.00 to 1.00
September 30, 2022 through June 30, 2023	4.50 to 1.00
September 30, 2023 and the last day of each fiscal quarter thereafter	4.00 to 1.00
Fifth Amended and Restated Senior Credit Agreement
On May 3, 2018, the Company entered into the fifth amendment and restatement (the "May 2018 Amendment") of its Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. Refer to Note 5, Debt for further information on the terms of the Senior Credit Facility.
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, acquisitions, debt repayments and other general corporate purposes. At December 31, 2019 and 2018, there was $375.0 million and $345.0 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 3.2% and 4.0%, respectively. At December 31, 2019 and 2018, there was $877.5 million and $900.0 million outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.2% and 3.9%, respectively.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2019 the Company was in compliance with all such covenants. The Company capitalized $4.2 million and $19.1 million of incremental financing costs in 2018 and 2017, respectively, in connection with modifications of the Senior Credit Facility.
Upcoming Debt Maturities
The Company has classified $45.0 million as a current liability based on the terms of the May 2018 Amendment in the Company's consolidated balance sheet to reflect payments due within a year.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable Securitization Facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the revolving loan facility at any one time is limited to $150.0 million. The Securitization Facility agreement is for an initial three-year term and may be extended. The agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this facility may give rise to the right of its counterparty to terminate this facility. As of December 31, 2019, the Company was in compliance with the covenants and none of the termination events had occurred. As of December 31, 2019 and 2018, the Company had $104.5 million and $121.2 million of outstanding borrowings under its Securitization Facility, respectively.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan component at December 31, 2019 were approximately $381.1 million and $889.9 million, respectively. The fair value of the outstanding borrowing of the Securitization Facility at December 31, 2019 was approximately $105.8 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of December 31, 2019 and 2018 totaled $0.8 million and $0.6 million, respectively. There were no amounts drawn as of December 31, 2019.

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
The Company has not repurchased any shares of common stock under these authorizations through the year ended December 31, 2019.
On February 4, 2020, the Company offered and sold in a private placement $575.0 million of 0.5% convertible notes due in 2025. The Company intended to use $100.0 million of the net proceeds from the offering to repurchase shares of the Company's stock. This included up to approximately $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. Additionally, the Company intends to use $92.4 million of the proceeds will be used to repurchase shares through an accelerated share repurchase transaction ("ASR"). Total shares repurchased through February 21, 2020 were 1,438,615.
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
Contractual Obligations and Commitments
As of December 31, 2019, we were obligated to pay the following amounts under the following agreements:

		Payments Due by Calendar Year
	Total	2020	2021-2022	2023-2024	Thereafter
	(In millions)
Senior Credit Facility - Revolver (1)	$375.0	$—	$—	$375.0	$—
Senior Credit Facility - Term Loan	877.5	45.0	123.8	708.8	—
Interest on Term loan (2)	$83.2	27.0	48.7	7.5
Securitization Facility (1)	104.5	—	104.5	—	—
Operating Leases (3)	155.4	12.4	27.3	23.0	92.7
Purchase Obligations	10.7	10.7	—	—	—
Others	5.7	2.1	0.7	1.7	1.1
Total	$1,612.0	$97.2	$305.0	$1,116.0	$93.8

(1)
Under the May 2018 Amendment, the Company may borrow and make payments against the revolving credit portion of its Senior Credit Facility and Securitization Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

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

The Company has excluded its contingent consideration obligation related to a prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $14.5 million at December 31, 2019. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
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
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the year ended December 31, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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

Contingent consideration is recognized at the estimated fair value on the acquisition date for a business combination and recorded when probable for an asset acquisition. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of the probability of payment and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
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
As of December 31, 2019, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2019.
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
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2019, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities.
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
The net plan assets of the pension plans are invested in common trusts as of December 31, 2019. Common trusts are classified as Level 2 in fair value hierarchy. The fair value of common trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts.
The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations for the year ended December 31, 2019 and 2018, respectively:

	As of December 31,
	2019	2018
Discount rate	0.40%	1.00%
Expected return on plan assets	3.33%	3.40%
Rate of compensation increase	2.25%	1.70%
A change of plus (minus) 25 basis points on expected rate of return on plan assets, with other assumptions held constant, would have an estimated $0.1 million favorable (unfavorable) impact on pension plan costs. As of December 31, 2019, contributions expected to be paid to the plan in 2020 are $2.1 million.
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
Recently Issued and Adopted Accounting Standards
Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for recently adopted accounting pronouncements.
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 6, Derivative Instruments for further information.
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

Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2019 would increase interest income by approximately $2.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 2 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of December 31, 2019 (dollar amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Assets (Liabilities)
3-month USD LIBOR	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	(2)
1-month USD LIBOR	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	12
1-month USD LIBOR	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(581)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,880)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,880)
1-month USD LIBOR	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(3,517)
1-month USD LIBOR	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(1,778)
1-month USD LIBOR	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(6,595)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(5,750)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(5,747)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(5,807)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(4,930)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(4,691)
Total interest rate derivatives designated as cash flow hedge	$1,325,000					(45,145)
These interest rate swaps were designated as cash flow hedges as of December 31, 2019. The total notional amount of interest rate swaps in effect as of December 31, 2019 was $900 million. Based on our outstanding borrowings at December 31, 2019, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $4.6 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and the financial statement schedule specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.
Information on quarterly results of operations is set forth in our financial statements under Note 18, “Selected Quarterly Information — Unaudited,” to our consolidated financial statements.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 13, 2020, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

2.8(a)	Asset Purchase Agreement accepted and countersigned by DePuy Synthes, dated May 11, 2017 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017)

2.8(b)
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

4.3
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.4
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

4.7	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit B to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.8
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.9	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit B to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.10(a)
Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.10(b)
Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.11	Integra LifeSciences Deferred Compensation Plan, effective as of May 16, 2019 (Incorporated by reference to Exhibit 4.13 to the Company's Current Form S-8 Registration Statement filed on May 23, 2019)

4.12
Indenture, dated as of February 7, 2020, by and between Integra LifeSciences Holdings Corporation and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

4.13	Description of Securities+

10.1(a)
Lease Modification #2 entered into as of October 28, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.1(b)
Lease Modification #3 entered into as of March 2, 2011, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

10.1(c)
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

10.3(a)
Form of Indemnification Agreement for Non-Employee Directors and Officers (effective prior to February 15, 2019) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.3(b)	10.3 (c) Form of Indemnification Agreement for Non-Employee Director and Officers effective February 15, 2019. *

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

10.8(d)
2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.8(e)	Amendment to 2001 Equity Incentive Plan (effective as of May 17, 2012) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.8(f)
Amendment to 2001 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.8(g)	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.8(h)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective May 17, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.8(i)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.8(j)	Third Amended and Restated 2003 Equity Incentive Plan effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)*

10.8(k)	Fourth Amended and Restated 2003 Equity Incentive Plan, effective May 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.9	Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc.

10.10(a)	Letter Agreement dated June 7, 2012 between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2012)*

10.10(b)
Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.11	Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A.

10.12(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.12(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.12(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.13
Second Amended and Restated 2005 Employment Agreement between the Company and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014)*

10.14
Consulting Agreement, dated October 12, 2010, between the Company and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.15	Issuer Forward Repurchase Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and JPMorgan Chase Bank, National Association, New York Branch.

10.16
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.17
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

10.19
Letter Agreement dated February 19, 2013 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2013)*

10.20(a)
Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.20(b)
Amendment to Lease Contract dated as of November 2, 2011, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011)

10.20(c)
Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.21
Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.22(a)
Stock Option Grant and Agreement pursuant to 1999 Stock Option Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.22(b)
Stock Option Grant and Agreement pursuant to 2000 Equity Incentive Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(a)
Restricted Units Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.24
Stock Option Grant and Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(a)
Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.25(c)
Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25(d)
Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 24, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10/26
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

10.30(a)	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.30(b)	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.31(a)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)*

10.31(b)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2016)*

10.31(c)	Form of Performance Stock Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on February 29, 2016)*

10.31(d)	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018) *

10.31(e)	Form of Performance Stock Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.32	Performance Incentive Compensation Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.33(a)
First Amendment, dated as of February 15, 2017, to the Performance Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017)

10.33(b)	2018 Performance Incentive Compensation Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.34
New Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan (for 2011) Annual Equity Award for Stuart M. Essig) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.35	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.36	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.37	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.38	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.39	Form of Stock Option Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.40	Form of Stock Option Agreement for Glenn Coleman (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.41
Agreement and General Release by and between Robert Paltridge and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.42	Agreement and General Release by and between Richard D. Gorelick and Integra LifeSciences Corporation

10.43	Form of Change in Control Severance Program (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019)*

10.44(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.44(b)
New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.38(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.45(a)	Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.45(b)
Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.45(c)
New Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.38(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.46(a)	Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.46(b)
Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)*

10.46(c)
New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.38(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.47(a)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.47(b)
Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.47(c)	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.47(d)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.48(a)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.48(b)
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.49	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.50(a)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.50(b)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.51	Davis Promotion Summary, effective December 1, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2016)*

10.52	Coleman Promotion Summary, effective June 24, 2019(Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2019)

10.53	Anderson Offer Summary, effective June 24, 2019(Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2019)

10.54	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.55
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.56
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.57(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.57(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.57(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

10.58
Receivables Financing Agreement, dated as of December 21, 2018, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.59
Purchase and Sale Agreement, dated as of December 21, 2018, by and among Integra LifeSciences Sales LLC, Integra LifeSciences Corporation and Integra Receivables LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.60(a)
Fifth Amended and Restated Credit Agreement, dated as of May 3, 2018, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and PNC Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank N.A., Citizens Bank, N.A., DNB Bank ASA, New York Branch, HSBC Bank plc, HSBC Bank USA, National Association, Suntrust Bank, TD Bank, N.A., Bank of Nova Scotia and Capital One, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 9, 2018)

10.60(b)
Sixth Amended and Restated Credit Agreement, dated as of February 3, 2020, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as Co-Syndication Agents, and PNC Bank, N.A., Bank of Nova Scotia, Bank of the West, BBVA USA, Capital One, National Association, Citizens Bank, N.A., DNB Capital LLC, Santander Bank, N.A., TD Bank, N.A. and Truist Bank, as Co-Documentation Agents.

10.61
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.62
Ratification Agreement, dated as of February 3, 2020, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2020)

10.63
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.64
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.65
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.66
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.67
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.68
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.69
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.70
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.71
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.72
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.73
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.74
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.75
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. plc. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.76
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.77
Issuer Forward Repurchase Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and JPMorgan Chase Bank, National Association, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 21, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

By:	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Carrie L. Anderson
Carrie L. Anderson
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J. Arduini	President and Chief Executive Officer,	February 21, 2020
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ Carrie L. Anderson	Corporate Vice President and	February 21, 2020
Carrie L. Anderson	Chief Financial Officer (Principal Financial Officer)

/s/ Jeffrey A. Mosebrook	Senior Vice President, Finance	February 21, 2020
Jeffrey A. Mosebrook	(Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 21, 2020
Stuart M. Essig, Ph.D.

/s/ Rhonda Germany Ballintyn	Director	February 21, 2020
Rhonda Germany Ballintyn

/s/ Keith Bradley, Ph.D.	Director	February 21, 2020
Keith Bradley, Ph.D.

/s/ Barbara B. Hill	Director	February 21, 2020
Barbara B. Hill

/s/ Lloyd W. Howell, Jr.	Director	February 21, 2020
Lloyd W. Howell, Jr.

/s/ Donald E. Morel, Jr., Ph.D.	Director	February 21, 2020
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 21, 2020
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 21, 2020
Christian S. Schade

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integra LifeSciences Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite Lived Intangible Asset Impairment Assessment - Codman tradename

As described in Note 7 to the consolidated financial statements, the Codman tradename intangible asset balance was $163.1 million as of December 31, 2019. During the third quarter of 2019, management elected to bypass the qualitative impairment assessment for its Codman tradename intangible asset and perform a quantitative impairment test. In performing this test, management utilized projected sales growth rates, a royalty rate of 5%, a range of tax rates between 17.4-20.7%, and discount rate of 12.5%.

The principal considerations for our determination that performing procedures relating to the indefinite lived intangible asset impairment assessment of the Codman tradename is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurement of the Codman tradename, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement; (ii) there was significant audit effort in performing procedures to evaluate the fair value measurement and significant assumptions, including the projected sales growth rates, royalty rate, tax rates, and discount rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the indefinite lived intangible asset impairment assessment, including controls over management’s significant assumptions used to estimate the fair value of the intangible asset. These procedures also included, among others, testing management’s process for developing the fair value measurement; evaluating the appropriateness of the method; testing the completeness, accuracy, and relevance of underlying data used in the impairment assessment; and evaluating the reasonableness of the significant assumptions, including projected sales growth rates, royalty rate, tax rates, and discount rate. Evaluating management’s assumptions related to projected sales growth rates, royalty rate, and tax rates involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the business and whether these assumptions were consistent with evidence obtained in other areas of the audit and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s impairment assessment and reasonableness of certain significant assumptions, including the discount rate.

Excess or Obsolete Inventory Adjustments

As described in Note 2 to the consolidated financial statements, the Company’s inventory is stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value, and the net inventory balance was $316.1 million as of December 31, 2019. At each balance sheet date, management evaluates inventories for excess quantities, obsolescence or shelf life expiration. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, management adjusts the carrying value to estimated net realizable value.

The principal considerations for our determination that performing procedures relating to excess or obsolete inventory adjustments is a critical audit matter are (i) there was significant judgment by management when developing the excess or obsolete inventory adjustments, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the excess or obsolete inventory adjustments; and (ii) there was significant audit effort in performing procedures to evaluate management’s analysis and significant assumptions, including projections of future demand and risk of technological or competitive obsolescence for products.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of inventory, including controls over the excess or obsolete inventory adjustments and management’s projection of future demand and the risk of technological or competitive obsolescence for products. These procedures also included, among others, testing management’s process for developing the estimate for excess or obsolete inventory, evaluating the appropriateness of the method, testing the completeness, accuracy, and relevance of underlying data used in the estimate; and evaluating the significant assumptions including, projections of future demand and risk of technological or competitive obsolescence for products. Evaluating management’s assumption related to projections of future demand involved evaluating whether the assumption was consistent with the product’s historical performance. Evaluating management’s assumption related to the risk of technological or competitive obsolescence for products involved evaluating whether the assumption was consistent with technological or competitive obsolescence experiences during the product life cycle of existing products.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2020
We have served as the Company’s auditor since 1989.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Total revenue, net	$1,517,557	$1,472,441	$1,188,236
Costs and expenses:
Cost of goods sold	564,681	571,496	435,511
Research and development	79,573	78,041	63,455
In-process research and development	64,916	—	—
Selling, general and administrative	687,599	690,746	624,096
Intangible asset amortization	27,028	21,160	20,370
Total costs and expenses	1,423,797	1,361,443	1,143,432
Operating income	93,760	110,998	44,804
Interest income	10,779	2,800	255
Interest expense	(53,957)	(64,683)	(35,019)
Other income, net	9,522	8,288	1,345
Income before income taxes	60,104	57,403	11,385
Provision (benefit) for income taxes	9,903	(3,398)	(53,358)
Net income per share	$50,201	$60,801	$64,743
Basic	$0.59	$0.73	$0.84
Diluted	$0.58	$0.72	$0.82
Weighted average common shares outstanding (See Note 13):
Basic	85,637	82,857	76,897
Diluted	86,494	83,999	79,121

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$50,201	$60,801	$64,743
Other comprehensive income (loss), before tax:
Change in foreign currency translation adjustments	(174)	(19,159)	37,454

Unrealized gain (loss) on derivatives
Unrealized derivative (loss) gain arising during period	(13,671)	11,709	(3,425)
Less: Reclassification adjustments for gains included in net income	14,865	13,400	2,958
Unrealized loss on derivatives	(28,536)	(1,691)	(6,383)

Defined benefit pension plan - net (loss) arising during period	(8,973)	(643)	(57)

Total other comprehensive income (loss), before tax	(37,683)	(21,493)	31,014
Income tax benefit (expense) related to items in other comprehensive loss	6,724	(143)	2,333
Total other comprehensive income (loss), net of tax	(30,959)	(21,636)	33,347

Comprehensive income, net of tax	$19,242	$39,165	$98,090

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$198,911	$138,838
Trade accounts receivable, net of allowances of $4,303 and $3,719	275,296	265,737
Inventories, net	316,054	280,347
Prepaid expenses and other current assets	67,907	90,160
Total current assets	858,168	775,082
Property, plant and equipment, net	337,404	300,112
Right of use asset - operating leases	94,530	—
Intangible assets, net	1,031,591	1,079,496
Goodwill	954,280	926,475
Deferred tax assets	12,623	6,805
Other assets	14,644	19,917
Total assets	$3,303,240	$3,107,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of borrowings under senior credit facility	$45,000	$22,500
Current portion of lease liability - operating leases	12,253	—
Accounts payable, trade	113,090	76,050
Contract liabilities	4,772	3,764
Accrued compensation	79,385	75,693
Accrued expenses and other current liabilities	76,809	84,545
Total current liabilities	331,309	262,552
Long-term borrowings under senior credit facility	1,198,561	1,210,513
Long-term borrowings under securitization facility	104,500	121,200
Lease liability - operating leases	97,504	—
Deferred tax liabilities	36,553	57,778
Other liabilities	118,077	80,048
Total liabilities	1,886,504	1,732,091
Commitments and contingencies (Refer to Note 15)
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 88,735 and 88,044 issued at December 31, 2019 and 2018, respectively	887	880
Additional paid-in capital	1,213,620	1,192,601
Treasury stock, at cost; 2,865 and 2,881 shares at December 31, 2019 and 2018, respectively	(119,943)	(120,615)
Accumulated other comprehensive loss	(76,402)	(45,443)
Retained earnings	398,574	348,373
Total stockholders’ equity	1,416,736	1,375,796
Total liabilities and stockholders’ equity	$3,303,240	$3,107,887

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net income	$50,201	$60,801	$64,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,462	110,730	88,945
Non-cash in-process research and development expense	64,916	—	—
Non-cash impairment charges	5,764	4,941	3,290
Deferred income tax benefit	(19,046)	(8,184)	(67,304)
Share-based compensation	21,255	20,779	21,550
Amortization of debt issuance costs	5,390	6,270	2,722
Non-cash lease expense	5,060	—	—
Realized loss on sale of short-term investments	—	—	2,287
Loss on disposal of property and equipment	1,821	1,385	6,989
Gain on divestiture of business	—	—	(2,645)
Change in fair value of contingent consideration and others	1,119	1,214	(4,710)
Accounts receivable	(9,428)	(17,021)	(89,698)
Inventories	(43,308)	8,300	99
Prepaid expenses and other current assets	13,071	3,933	(33,808)
Other non-current assets	13,156	1,052	(914)
Accounts payable, accrued expenses and other current liabilities	14,666	3,588	95,321
Contract liabilities	(607)	1,504	3,874
Other non-current liabilities	(2,059)	391	23,803
Net cash provided by operating activities	231,433	199,683	114,544
INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	—	—	16,951
Proceeds from note receivable	752	910	483
Cash used in business acquisitions, net of cash acquired	(30,509)	26,704	(1,241,946)
Acquired in-process research and development	(64,995)	—	—
Purchases of property and equipment	(69,537)	(77,741)	(43,503)
Proceeds from sales of property and equipment	37	422	293
Proceeds from divestiture of business	—	—	46,387
Net proceeds on swaps designated as net investment hedges	1,584	—	—
Net cash used in investing activities	(162,668)	(49,705)	(1,221,335)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	236,900	171,200	1,307,000
Payments on debt	(246,100)	(660,000)	(117,000)
Net cash paid for contingent consideration	—	(38,196)	(4,661)
Proceeds from the issuance of common stock, net of issuance costs	—	349,590	—
Debt issuance costs	—	(5,037)	(19,043)
Proceeds from exercised stock options	6,948	9,392	9,774
Cash taxes paid in net equity settlement	(6,514)	(7,821)	(7,123)
Net cash provided by (used in) financing activities	(8,766)	(180,872)	1,168,947
Effect of exchange rate changes on cash and cash equivalents	74	(5,203)	10,724
Net increase (decrease) in cash and cash equivalents	60,073	(36,097)	72,880
Cash and cash equivalents at beginning of period	138,838	174,935	102,055
Cash and cash equivalents at end of period	$198,911	$138,838	$174,935

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares		Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2017	77,666		$777	(2,946)	$(123,051)	$798,652	$(57,154)	$220,443	$839,667
Net income	—		—	—	—	—	—	64,743	64,743
Other comprehensive income (loss), net of tax	—		—	—	—	—	33,347	—	33,347
Issuance of common stock through employee stock purchase plan	12		—	—	—	509	—	—	509
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	788		8	19	1,407	723	—	—	2,138
Exercise of warrants	2,840		28	—	—	(28)	—	—	—
Share-based compensation	—		—	—	—	21,902	—	—	21,902
Balance, December 31, 2017	81,306		$813	(2,927)	$(121,644)	$821,758	$(23,807)	$285,186	$962,306
Adoption of Update No. 2014-09	—		—	—	—	—	—	1,854	1,854
Adoption of Update No. 2018-02	—		—	—	—	—	—	532	532
Net income	—		—	—	—	—	—	60,801	60,801
Other comprehensive income (loss), net of tax	—		—	—	—	—	(21,636)		(21,636)
Issuance of common stock through employee stock purchase plan	—		—	—	—	553	—	—	553
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	700		4	46	1,030	52	—	—	1,086
Equity offering	6,038		60	—	—	349,529	—	—	349,589
Share-based compensation	—		3	—	—	20,709	—	—	20,712
Balance, December 31, 2018	88,044		880	(2,881)	(120,615)	1,192,601	(45,443)	348,373	1,375,796
Net income	—		—	—	—	—	—	50,201	50,201
Other comprehensive income (loss), net of tax	—		—	—	—	—	(30,959)	—	(30,959)
Issuance of common stock through employee stock purchase plan	17	—	—	—	—	716	—		716
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	674		7	16	672	(961)			(282)
Share-based compensation	—		—	—	—	21,264	—	—	21,264
Balance, December 31, 2019	88,735		887	(2,865)	(119,943)	1,213,620	(76,402)	398,574	1,416,736

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
The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company's historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provision for doubtful accounts net of recoveries, associated with accounts receivable, included in selling, general and administrative expense, were $2.1 million, $0.6 million, and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. Inventories consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Finished goods	201,870	$179,885
Work in process	48,333	47,715
Raw materials	65,851	52,747
Total inventories, net	316,054	$280,347

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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2019 or 2018.
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
Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2019	2018	Useful Lives
	(In thousands)
Land	$1,476	$1,837
Buildings and building improvements	16,262	20,472	5-40 years
Leasehold improvements	114,941	105,063	1-20 years
Machinery and production equipment	155,313	143,921	3-20 years
Surgical instrument kits	33,104	31,231	4-5 years
Information systems and hardware	138,398	129,962	1-7 years
Furniture, fixtures, and office equipment	22,145	17,731	1-15 years
Construction-in-progress	140,366	105,075
Total	622,005	555,292
Less: Accumulated depreciation	(284,601)	(255,180)
Property, plant and equipment, net	$337,404	$300,112

Depreciation expense associated with property, plant and equipment was $42.6 million, $44.1 million, and $36.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2019 and 2018, respectively, the Company capitalized $3.1 million and $2.3 million of interest expense into property, plant and equipment.
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
If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date. Payments that would be recognized as contingent consideration in a business combination are expensed when probable in an asset acquisition. Refer to Note 4, Acquisitions and Pro Forma Results for more information.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company reviews goodwill for impairment in the third quarter every year in accordance with ASC Topic 350 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Refer to Note 7, Goodwill and Other Intangibles for more information.
The Company has two reportable segments with three underlying reporting units. Refer to Note 16, Segment and Geographic Information for more information on reportable segments.
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
IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis or accelerated basis, as appropriate, over its estimated useful life. If the research and development project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LONG-LIVED ASSETS
Long-lived assets held and used by the Company, including property, plant and equipment, intangible assets, and leases are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the difference between the carrying value and the fair value of the applicable assets.
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.3 million, $0.8 million and $0.5 million to the Integra Foundation during the years ended December 31, 2019, 2018 and 2017, respectively. These contributions were recorded in selling, general, and administrative expense.
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
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction loss of $0.3 million, $1.7 million and $2.9 million are reported in other income, net in the statements of operations, for the year ended December 31, 2019, 2018 and 2017, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2019, 2018 and 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted the New Lease Standard as of January 1, 2019 using a modified retrospective transition. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. The Company elected the ‘package of practical expedients’ which permits the Company not to reassess the prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company also elected the use-of-hindsight practical expedient. As most of the leases do not provide an implicit rate, the Company used the collateralized incremental borrowing rate based on the information available at the lease implementation date in determining the present value of the lease payments. The adoption of the New Lease Standard had an initial impact on the consolidated balance sheet due to the recognition of $76.4 million of lease liabilities with corresponding right-of-use assets ("ROU") of $67.3 million for operating leases. The difference between lease liabilities and right-of-use assets is primarily attributed to unamortized lease incentives which is amortized over the term of each respective lease. Refer to Note 11, Leases and Related Party Leases for more information.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The Company will adopt ASU 2016-13 effective January 1, 2020 utilizing a modified retrospective method of transition. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (e.g., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The Company will adopt ASU 2018-15 effective January 1, 2020 utilizing a prospective method of transition. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on the financial condition and results of operations.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the years ended December 31, 2019, 2018 and 2017 was $48.9 million (net of $3.1 million that was capitalized into construction in progress), $58.3 million (net of $2.3 million that was capitalized into construction in progress) and $32.3 million (net of $1.1 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2019, 2018 and 2017 was $16.2 million, $10.4 million and $14.6 million, respectively.
NON-CASH INVESTING AND FINANCING ACTIVITIES
During the fourth quarter of 2019, the Company achieved the first developmental milestone which triggered a $5.0 million obligation to be paid to former shareholders of Rebound. In addition, the Company recorded $5.0 million as in-process research and development expense in the consolidated statements of operations. The obligation was included in accrued liabilities at December 31, 2019 in the consolidated balance sheets. The milestone was paid during the first quarter of 2020.
Property and equipment purchases included in liabilities at December 31, 2019, 2018 and 2017 were $11.0 million, $5.4 million and $7.8 million, respectively.
During the year ended December 31, 2017, the Company issued 2.8 million shares of common stock due to the exercise of 8.7 million warrants associated with convertible notes issued in 2011.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarized the changes in the contract asset and liability balances for the year ended December 31, 2019:

Total
(amounts in thousands)
Contract Asset
Contract asset, January 1, 2019	$4,193
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(4,193)
Contract asset, net of transferred to trade receivables on contracts during the period	8,680
Contract asset, December 31, 2019	$8,680

Contract Liability
Contract liability, January 1, 2019	$12,716
Recognition of revenue included in beginning of year contract liability	(5,613)
Contract liability, net of revenue recognized on contracts during the period	4,872
Foreign currency translation	(29)
Contract liability, December 31, 2019	$11,946

At December 31, 2019, the short-term portion of the contract liability of 4.8 million and the long-term portion of 7.1 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2019, the Company is expected to recognize revenue of approximately $4.8 million in 2020, $2.8 million in 2021, $1.9 million in 2022, $0.8 million in 2023, $0.5 million in 2024, and $1.2 million thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for years-ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(amounts in thousands)
Neurosurgery	707,011	684,148	446,994
Precision Tools and Instruments	289,195	$279,781	$273,307
Total Codman Specialty Surgical	996,206	963,929	720,301

Wound Reconstruction	322,739	311,565	274,398
Extremity Orthopedics	90,082	90,588	93,546
Private Label	108,530	106,359	99,991
Total Orthopedics and Tissue Technologies	521,351	508,512	467,935
Total revenue	$1,517,557	$1,472,441	$1,188,236

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

4. ACQUISITIONS AND PRO FORMA RESULTS
Arkis BioSciences Inc.
On July 29, 2019, the Company acquired Arkis BioSciences Inc. ("Arkis") for an acquisition purchase price of $30.9 million (the "Arkis Acquisition") plus contingent consideration of up to $25.5 million, that may be payable based on the successful completion of certain development and commercial milestones. The contingent consideration had an acquisition date fair value of $13.1 million. Arkis was a privately-held company that marketed the CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation.
Assets Acquired and Liabilities Assumed at Fair Value
The Arkis Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date. As of December 31, 2019, certain amounts relating to tax related matters have not been finalized. The finalization of these matters could result in changes to goodwill.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

	Preliminary Valuation as of December 31, 2019	Weighted Average Life
	(Dollars in thousands)
Cash	$90
Other current assets	751
Property, plant and equipment	159
Deferred Tax Assets	1,535
Intangible assets:
CerebroFlo developed Technology	20,100	15 years
Enabling technology license	1,980	14 years
Goodwill	27,600
Total assets acquired	52,215

Accounts Payable, accrued expenses and other liabilities	2,926
Contingent consideration	13,100
Deferred tax liabilities	5,305
Net assets acquired	$30,884

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts in ASC 820. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in the contingent consideration fair value estimates could result in an increase in the contingent consideration obligation and a corresponding charge to operating results.
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated the fair value as of December 31, 2019 was $14.2 million. This amount is included in other liabilities at December 31, 2019 in the consolidated balance sheets of the Company.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.
The pro forma results are not presented for this acquisition as they are not material.
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
During the fourth quarter of 2019, the Company achieved the first developmental milestone which triggered a $5.0 million obligation to be paid to former shareholders of Rebound. The Company recorded $5.0 million as in-process research and development expense in the consolidated statements of operations. The obligation was included in accrued expenses and other current liabilities at December 31, 2019 in the consolidated balance sheets. The milestone was paid during the first quarter of 2020.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In connection with the closing of the Codman Acquisition, the Company and DePuy Synthes entered into certain additional ancillary agreements, including transition services agreements, a transition manufacturing services agreement and certain other customary agreements. Amounts accrued and due to DePuy Synthes as of December 31, 2019 and 2018 were $2.1 million and $22.8 million, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of February 21, 2020, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, the Company can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been evaluating and is considering regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic material-based products for the year ended December 31, 2019 were less than 1.0% of consolidated revenues.
Contingent Consideration
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of December 31, 2019 and December 31, 2018 was $0.2 million included in other liabilities, in the consolidated balance sheets.
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2017 for the acquisitions of Codman Neurosurgery, Derma Sciences and divestiture to Natus, which were completed by the Company during 2017 had been completed as of the beginning of 2017. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition period, which includes $2.9 million incurred by Derma Sciences prior to acquisition and $24.9 million incurred by Integra, (iii) gain from the sale of business of $2.6 million related to the Divestiture to Natus, and (iv) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Year Ended December 31, 2017
(Pro forma)
(In thousands except per share amounts)
Total revenue from continuing operations	$1,428,491
Net income from continuing operations	$81,730

Basic earnings per share from continuing operations	$1.06

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

5. DEBT
Fifth Amended and Restated Senior Credit Agreement
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
At December 31, 2019 and 2018, there was $375.0 million and $345.0 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 3.2% and 4.0%, respectively. At December 31, 2019 and 2018, there was $877.5 million and $900.0 million outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.2% and 3.9%, respectively.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2019 the Company was in compliance with all such covenants. The Company capitalized $4.2 million of incremental financing costs in 2018 in connection with the modifications of the Senior Credit Facility.
Contractual repayments of the Term Loan component of Senior Credit Facility are due as follows:

Year-ended December 31, 2019	Principal Repayment
(In thousands)
2020	$45,000
2021	56,250
2022	67,500
2023	708,750
$877,500

The outstanding balance of revolving credit component of the Senior Credit Facility is due on May 3, 2023.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility agreement is for an initial three-year term and may be extended. The agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Facility may give rise to the right of its counterparty to terminate this facility. At December 31, 2019, the Company was in compliance with the covenants, and none of the termination events had occurred. The Company had $104.5 million and $121.2 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 2.8% and 3.4% as of December 31, 2019 and 2018, respectively.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan component at December 31, 2019 were approximately $381.1 million and $889.9 million, respectively. The fair value of the outstanding borrowing of the Securitization facility at December 31, 2019 was approximately $105.8 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Letters of credit outstanding as of December 31, 2019 and 2018 totaled $0.8 million and $0.6 million, respectively. There were no amounts drawn as of December 31, 2019.
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
The Company held the following interest rate swaps as of December 31, 2019 (dollar amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Assets (Liabilities)
3-month USD LIBOR	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	(2)
1-month USD LIBOR	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	12
1-month USD LIBOR	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(581)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,880)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,880)
1-month USD LIBOR	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(3,517)
1-month USD LIBOR	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(1,778)
1-month USD LIBOR	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(6,595)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(5,750)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(5,747)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(5,807)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(4,930)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(4,691)
Total interest rate derivatives designated as cash flow hedge	$1,325,000					(45,145)

The Company held the following interest rate swaps as of December 31, 2018 (dollar amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Assets (Liabilities)
3-month USD LIBOR	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	$410
3-month USD LIBOR	50,000	June 22, 2016	December 31, 2016	June 30, 2019	1.062%	415
1-month USD LIBOR	50,000	July 12, 2016	December 31, 2016	June 30, 2019	0.825%	418
3-month USD LIBOR	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	619
1-month USD LIBOR	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	1,287
1-month USD LIBOR	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	1,246
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1,491
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1,460
1-month USD LIBOR	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	418
1-month USD LIBOR	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	162
1-month USD LIBOR	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	2,076
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(2,594)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(2,551)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(2,568)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(797)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(873)
Total interest rate derivatives designated as cash flow hedges	$1,475,000					$619

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has designated these derivative instruments as cash flow hedges. The Company assesses the effectiveness of these derivative instruments and has recorded the changes in the fair value of the derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive loss (“AOCL”), net of tax, until the hedged item affected earnings, at which point any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the remaining amount of any gain or loss on the related cash flow hedge recorded in AOCL to interest expense at that time.
During the period ended December 31, 2019, interest rate swaps with an aggregate notional amount of $150 million matured.
Foreign Currency Hedging
From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. The Company assesses the effectiveness of the contracts that are designated as hedging instruments. The changes in fair value of foreign currency cash flow hedges are recorded in AOCL, net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies amounts recorded in AOCL to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. For contracts not designated as hedging instruments, the changes in fair value of the contracts are recognized in other income (expense), net in the consolidated statements of operation, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
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
Cross-Currency Rate Swaps
On October 2, 2017, the Company entered into cross currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of CHF denominated intercompany loans into U.S. dollars. The CHF denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of the Codman Acquisition. The objective of these cross-currency swaps is to reduce volatility of cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss Francs and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties.
The Company held the following cross-currency rate swaps designated as cash flow hedges as of December 31, 2019 (dollar amounts in thousands):

						2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	32,355	$(101)
Receive U.S.$			4.38%		$33,333

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(119)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(289)
Receive U.S.$			4.52%		$150,000

Total						$(509)

During the year ended December 31, 2019, the Company settled cross-currency swaps designated as cash flow hedges of an intercompany loan with an aggregate notional amount of $66.7 million. The original maturity dates were October 2, 2020,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

however, as the intercompany loan settlement was consummated, the cross-currency swap was settled simultaneously. As a result of the settlements, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
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

The cross- currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the years ended December 31, 2019 and 2018, the Company recorded a loss of $4.0 million and gain $2.2 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains or losses recognized on the intercompany loan.
For the years ended December 31, 2019 and 2018, the Company recorded gains of $9.3 million and $9.1 million, respectively, in AOCL related to change in fair value of the cross-currency swaps.
For the years ended December 31, 2019 and 2018, the Company recorded gains of $7.0 million and $7.9 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income, net from AOCL as of December 31, 2019 within the next twelve months is $4.9 million. As of December 31, 2019, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

						December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—	EUR	44,859	2,459
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—	EUR	51,760	3,087
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—	EUR	38,820	2,032
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	(154)
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—	CHF	165,172	1,221
Receive GBP			1.67%	GBP	128,284

Total						$8,645

						December 31, 2018
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—	EUR	70,738	1,359
Receive U.S.$			3.01%		$82,000

Pay EUR	October 3, 2018	September 30, 2023	—	EUR	51,760	(421)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—	EUR	38,820	(150)
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	2,360
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—	CHF	165,172	(3,780)
Receive GBP			1.67%	GBP	128,284

Total						$(632)

During the year ended December 31, 2019, the Company settled a cross-currency swap designated as a net-investment hedge of with an aggregate notional amount of $30.0 million. The original termination date was September 30, 2021. As a result of the settlement, the Company recorded a gain of $1.6 million in AOCL.
The cross-currency swaps were carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the year ended December 31, 2019 and 2018, the Company recorded a gain of $20.5 million and $1.7 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps.
For the year ended December 31, 2019 and 2018, the Company recorded a gain of $9.6 million and $2.4 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of December 31, 2019 within the next twelve months is $8.0 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the fair value and presentation in the consolidated balance sheet for derivatives designated as hedging instruments:

	Fair Value as of December 31,
	2019	2018
Location on Balance Sheet (1):	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$12	$4,654
Cross-currency swap	5,032	7,615
Net Investment Hedges
Cross-currency swap	$7,952	$8,888
Other assets
Cash Flow Hedges
Interest rate swap(2)	—	5,350
Net Investment Hedges
Cross-currency swap	$3,465	$1,774
Total Derivatives designated as hedges — Assets	$16,461	$28,281

Derivatives designated as hedges — Liabilities
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$6,635	$—
Cross-currency swap	101	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	38,522	9,385
Cross-currency swap	5,440	10,445
Net Investment Hedges
Cross-currency swap	$2,772	$11,294
Total Derivative designated as hedges — Liabilities	$53,470	$31,124

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)	At December 31, 2019 and 2018, the total notional amounts related to the Company’s interest rate swaps were $1.3 billion and $1.5 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying consolidated statements of operations during the years ended December 31, 2019 and 2018:

	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2019
Cash Flow Hedges
Interest rate swap	$619	$(43,493)	$2,271	$(45,145)	Interest expense
Cross-currency swap	(6,190)	9,334	2,967	177	Other income, net
Net Investment Hedges
Cross-currency swap	(632)	20,488	9,627	10,229	Interest income
	$(6,203)	$(13,671)	$14,865	$(34,739)
Year Ended December 31, 2018
Cash Flow Hedges
Interest rate swap	$592	$924	$897	$619	Interest expense
Cross-currency swap	(5,104)	9,062	10,148	(6,190)	Other income, net
Net Investment Hedges
Cross-currency swap	—	1,723	2,355	(632)	Interest income
	$(4,512)	$11,709	$13,400	$(6,203)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test.
The qualitative evaluation is an assessment of factors including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass the qualitative assessment for its three reporting units and perform a quantitative test. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management.
The quantitative test estimates the fair value of its three reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:

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

The Company elected to perform a qualitative analysis for its three reporting units as of July 31, 2019. The Company determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.
Changes in the carrying amount of goodwill in 2019 and 2018 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at January 1, 2018	$634,767	$303,138	$937,905
Codman acquisition measurement period adjustments	(3,964)	—	(3,964)
Foreign currency translation	(5,043)	(2,423)	(7,466)
Goodwill at December 31, 2018	$625,760	$300,715	$926,475
Arkis Acquisition	27,600	—	27,600
Foreign currency translation	140	65	205
Goodwill at December 31, 2019	$653,500	$300,780	$954,280

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets
The components of the Company's identifiable intangible assets were as follows:

	Weighted Average Life	December 31, 2019
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	19 years	$880,623	$(213,702)	$666,921
Customer relationships	12 years	222,575	(119,393)	103,182
Trademarks/brand names	28 years	103,873	(28,514)	75,359
Codman trade name	Indefinite	163,126	—	163,126
Supplier relationships	27 years	34,721	(17,947)	16,774
All other (1)	4 years	10,869	(4,640)	6,229
		$1,415,787	$(384,196)	$1,031,591

	Weighted Average Life	December 31, 2018
		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	19 years	$855,679	$(167,384)	$688,295
Customer relationships	13 years	231,448	(106,859)	124,589
Trademarks/brand names	28 years	104,061	(24,764)	79,297
Codman trade name	Indefinite	162,054	—	162,054
Supplier relationships	27 years	34,721	(16,519)	18,202
All other (1)	4 years	10,958	(3,899)	7,059
		$1,398,921	$(319,425)	$1,079,496

(1)	At December 31, 2019 and 2018, all other included IPR&D of $1.0 million, which was indefinite-lived.
The company tests intangible assets with indefinite lives for impairment annually in the third quarter in accordance with ASC Topic 350. The Company elected to bypass the qualitative evaluation for its Codman tradename intangible asset and perform a quantitative test during the third quarter of 2019. In performing this test, the Company utilized a range of projected sales growth rates, a royalty rate of 5.0%, a range of tax rates between 17.4-20.7%, and a discount rate of 12.5%. The assumptions used in evaluating the Codman tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman tradename intangible asset.
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
During the second quarter of 2019, a contract manufacturing customer of the private label product line received a notification from the FDA ordering them to remove their product from the market. The Company recorded an impairment charge of $5.8 million in intangible asset amortization in the consolidated statement of operations related to the customer relationship intangible asset acquired from TEI Biosciences, Inc. and TEI Medical Inc. (collectively "TEI") due to revised future projections based on the contract termination.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) for the years ended December 31, 2019, 2018 and 2017 was $72.8 million, $71.6 million and $52.8 million, respectively. Annual amortization expense is expected to approximate $74.6 million in 2020, $64.1 million in 2021, $60.6 million in 2022, $59.7 million in 2023, $58.9 million in 2024 and $547.7 million thereafter. Amortization of product technology based intangible assets totaled $45.8 million, $50.4 million and $35.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is presented by the Company within cost of goods sold.
8. TREASURY STOCK
There were 2.9 million shares of treasury stock outstanding as of December 31, 2019 and 2018, with a cost of $119.9 million and $120.6 million, respectively, at a weighted average cost of $41.87 per share.
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
There were no treasury stock repurchases during the years ended December 31, 2019 and 2018.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Selling, general and administrative	$19,153	$18,721	$19,785
Research and development	1,785	1,609	1,273
Cost of goods sold	317	449	492
Total stock-based compensation expense	21,255	20,779	21,550
Total estimated tax benefit related to stock-based compensation expense	9,420	10,430	15,448
Net effect on net income	$11,835	$10,349	$6,102

EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury stock. At December 31, 2019, 2.0 million shares remain available for purchase under the ESPP. During the years ended December 31, 2019, 2018 and 2017, the Company issued 12,531 shares, 16,721 shares and 12,168 shares under the ESPP for $0.7 million, $0.7 million and $0.6 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EQUITY AWARD PLANS
As of December 31, 2019, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”)).
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
In determining the value of stock options granted, the Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. The Company accounts for forfeitures as they occur.
The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2019	2018	2017
Dividend yield	0%	0%	0%
Expected volatility	28%	28%	30%
Risk free interest rate	2.51%	2.79%	2.18%
Expected life of option from grant date	7 years	8 years	8 years

The following table summarizes the Company’s stock option activity.

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2019	1,448	$27.91	—	—
Granted	203	55.91
Exercised	(350)	17.83
Forfeited or Expired	(17)	46.52
Outstanding at December 31, 2019	1,284	$34.83	4.03	$30,128
Vested or expected to vest at December 31, 2019	1,284	$34.83	4.03	$30,128
Exercisable at December 31, 2019	961	$28.49	3.15	$28,639

The Company recognized $3.0 million, $2.6 million and $3.0 million in expense related to stock options during the years ended December 31, 2019, 2018 and 2017, respectively. The intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 were $14.6 million, $16.9 million and $16.2 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $18.74, $21.78 and $16.95, respectively. Cash received from option exercises and employee stock purchase plan was $6.9 million, $9.4 million and $9.8 million, for the years

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended December 31, 2019, 2018 and 2017, respectively. The realized tax benefit from options exercised were $3.0 million, $3.1 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was approximately $4.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2019.

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, January 1, 2019	417	$48.97	85	45.56
Granted	303	55.41	157	55.86
Adjustments for performance achievement related to award target	—	—	19	50.36
Cancellations	(59)	50.31	(27)	—
Performance stock awards vested in 2018 and released in 2019	—		273	42.94
Released	(201)	46.08	(175)	56.03
Vested but not released	—	—	(140)	50.36
Unvested, December 31, 2019	460	$54.31	192	55.38

The Company recognized $18.1 million, $18.1 million and $18.5 million in expense related to such awards during the years ended December 31, 2019, 2018 and 2017, respectively. The total fair market value of shares vested and released in 2019, 2018 and 2017 was $21.1 million, $24.8 million and $22.2 million, respectively. Vested awards include shares that have been fully earned but had not been delivered as of December 31, 2019.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period.
As of December 31, 2019, there was approximately $23.4 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2019, there are approximately 0.5 million vested Restricted Units and 0.1 million vested performance share units held by various employees for which the related shares have not yet been issued. The final determination of the number of shares to be issued is made by the Company's Compensation Committee of the Board of Directors which is is contingent upon achieving certain revenue and organic revenue growth performance metric.
At December 31, 2019, there were approximately 2.5 million shares available for grant under the Plans.
The Company capitalized into inventory, share based compensation costs of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Such share-based compensation was recognized as cost of goods sold when related inventory was sold.
10. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company has various defined benefit plans which covers certain employees in Austria, France, Japan, Germany and Switzerland.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net periodic benefit costs for the Company’s defined benefit pension plans for the years ended December 31, 2019 and 2018 included the following (amounts in thousands):

	Year ended December 31,
	2019	2018
Service cost	$3,815	$2,704
Interest cost	517	351
Expected return on plan assets	(1,047)	(944)
Amortization of prior service cost (credit)	(259)	—
Recognized actuarial losses	65	8
Settlements	602	—
Net period benefit cost	$3,693	$2,119

The following weighted average assumptions were used to develop net periodic pension benefit costs and the actuarial present values of projected pension benefit obligations for the years ended December 31, 2019 and 2018, respectively:

	As of December 31,
	2019	2018
Discount rate	0.40%	1.00%
Expected return on plan assets	3.33%	3.40%
Rate of compensation increase	2.25%	1.70%

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2019 and 2018, the discount rates were prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities. The expected returns on plan assets represent the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rates of return, the Company considers returns of historical market data as well as actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories.
The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2019 and 2018 and a reconciliation of the funded status at December 31, 2019 and 2018, respectively (amounts in thousands):

	Year ended December 31,
	2019	2018
Change In Projected Benefit Obligations
Projected benefit obligations, beginning of year	$52,542	$47,661
Interest cost	517	351
Service cost	3,815	2,704
Actuarial loss	12,188	762
Plan amendments	(3,133)	—
Plan settlements	(2,664)	—
Employee contribution	899	641
Premiums paid	(395)	—
Benefit payment	(635)	(1,483)
Plans transferred in	3,199	2,280
Effect of foreign currency exchange rates	639	(374)
Projected benefit obligations, end of year	$66,972	$52,542

	Year ended December 31,
	2019	2018
Change In Plan Assets
Plan assets at fair value, beginning of year	$31,103	$26,943
Actual return on plan assets	(152)	1,802
Employer contributions	2,189	1,720
Employee contributions	899	641
Plan settlements	(2,645)	—
Benefits paid	(635)	(1,463)
Premiums paid	(395)	—
Plans transferred in	—	1,589
Effect of foreign currency exchange rates	406	(129)
Plan assets at fair value, end of year	$30,770	$31,103

	Year ended December 31,
	2019	2018
Reconciliation Of Funded Status
Fair value of plan assets	$30,770	$31,103
Benefit obligations	66,972	52,542
Unfunded benefit obligations	$36,202	$21,439

The unfunded benefit obligations are included in other liabilities in the consolidated balance sheets at December 31, 2019 and 2018, respectively.
During the periods ended December 31, 2019 and 2018, the Company had net losses of $9.0 million and $0.6 million, respectively, recognized within accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost. The loss recognized during the period ended December 31, 2019, is primarily attributed to a change in the discount rate used to estimate the projected benefit obligation for defined benefit plans which cover certain employees in Switzerland. The combined accumulated benefit obligations for the defined benefit plans was $61.1 million and $49.6 million as of December 31, 2019 and 2018, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The benefit plans in Austria, France and Germany had no assets at December 31, 2019.
As of December 31, 2019, no plan assets are expected to be returned to the Company in the next twelve months.
The following table is the summary of expected future benefit payments (in thousands):

2020	$1,702
2021	1,743
2022	1,499
2023	1,650
2024	2,115
Next five years	10,157

As of December 31, 2019, contributions expected to be paid to the plan in 2020 is $2.1 million.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, Belgium, Canada, France, Japan, Netherlands, the U.K. and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $8.6 million, $8.1 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of December 31, 2019. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the year ended December 31, 2019 was $19.6 million, which includes $0.3 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases at December 31, 2019 were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019
(In thousands, except lease term and discount rate)
ROU assets	$94,530

Current lease liabilities	12,253
Non-current lease liabilities	97,504
Total lease liabilities	$109,757

Weighted average remaining lease term (in years):
Leased facilities	12.8 years
Leased vehicles	2.6 years

Weighted average discount rate:
Leased facilities	5.4%
Leased vehicles	3.2%

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019 (in thousands):

December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,469

ROU assets obtained in exchange for lease liabilities:
Operating leases	41,423

Future minimum lease payments under operating leases at December 31, 2019 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2020	296	12,100	12,396
2021	296	12,951	13,247
2022	296	13,753	14,049
2023	296	11,386	11,682
2024	296	11,060	11,356
Thereafter	1,428	91,235	92,663
Total minimum lease payments	$2,908	$152,485	$155,393
Less: Imputed interest			$45,636
Total lease liabilities			109,757
Less: Current lease liabilities			12,253
Long-term lease liabilities			97,504

There were no future minimum lease payments under finance leases at December 31, 2019.
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

Total operating lease expense for the year ended December 31, 2018 was $16.3 million and included 0.3 million, in related party lease expense.
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
12. INCOME TAXES
Income (Loss) before income taxes consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
United States operations	$(38,359)	$(21,218)	$(32,640)
Foreign operations	98,463	78,621	44,025
Total	$60,104	$57,403	$11,385

The 2017 U.S. Tax Act was signed into law on December 22, 2017. The 2017 Tax Act made significant changes to the previous tax law. Included among the numerous changes were a reduction of the federal statutory rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the elimination of certain tax deductions. Additionally, the 2017 Tax Act imposed a one–time repatriation tax on accumulated foreign subsidiaries' untaxed foreign earnings (the "Toll Tax").
The Toll Tax, a one–time tax on deemed repatriated foreign earnings which were not previously taxed, is paid over an eight–year period beginning in 2018. The Company's total Toll Tax liability, as finalized in 2018, was $4.5 million.
The 2017 Tax Act also implemented a territorial tax system and included base erosion provisions on non-U.S. earnings, which subjects certain foreign earnings to additional taxation as global intangible low-taxed income (“GILTI”). These provisions were effective on January 1, 2018. Upon further analysis of the 2017 Tax Act during 2018, the Company elected to account for GILTI as a period cost in the year the tax is incurred.
Deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when they are realized or settled. During 2017, the Company recognized a provisional benefit of $43.4 million from the remeasurement of the Company's net deferred tax liabilities at the reduced rate of 21%. The Company finalized the remeasurement of its net deferred tax liabilities, as a result of the reduced rate, as of December 31, 2018.
The Company finalized its calculations and completed its accounting for the income tax effect of the 2017 Tax Act in December of 2018.
A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	1.0%	(0.4)%	(17.0)%
Foreign operations	(20.0)%	(21.8)%	(112.7)%
Excess tax benefits from stock compensation	(5.6)%	(7.8)%	(57.9)%
Charitable contributions	(0.6)%	(1.2)%	(10.6)%
Nondeductible meals and entertainment	1.5%	1.6%	8.8%
Intercompany profit in inventory	1.2%	6.2%	11.6%
Nondeductible facilitative costs	0.8%	—%	22.5%
Changes in valuation allowances	0.2%	0.2%	8.0%
Uncertain tax positions	0.2%	0.4%	(4.6)%
Research and development credit	(2.9)%	(2.6)%	(13.2)%
Return to provision	1.7%	(2.9)%	(4.3)%
Global intangible low-taxed income ("GILTI")	7.6%	3.5%	—%
Nondeductible executive compensation	3.0%	1.6%	—%
Carryback of Federal net operating loss ("NOL")	0.1%	(3.7)%	—%
Other	0.4%	—%	0.8%
Swiss tax holiday	(15.7)%	—%	—%
In-process research and development	22.7%	—%	—%
Reduction of book gain on sale of assets	—%	—%	(4.6)%
Tax reform — Toll Tax	—%	—%	48.1%
Tax reform — remeasurement of deferred tax assets and liabilities	—%	—%	(378.6)%
Effective tax rate	16.5%	(5.9)%	(468.7)%

Our effective tax rate was 16.5% for the year ended December 31, 2019, compared to (5.9)% for the year ended December 31, 2018. The 2019 annual effective tax rate increased over 2018 due to the acquisition of Rebound, resulting in $64.9 million of non-deductible in–process research and development expense, which had a $13.6 million tax effect on the U.S. federal rate. This increase in the annual rate was offset by a tax benefit of $9.4 million ($0.11 per share) related to a federal tax holiday in Switzerland, which was finalized during 2019. Additionally, 2018 had $1.1 million of additional benefit pertaining to excess stock–based compensation deductions and $2.1 million of benefit from a federal net operating loss carryback, which does not repeat in 2019.
During 2019, the Company's foreign operations generated a $5.7 million decrease in income tax expense when compared with 2018, because of geographic and business mix of taxable earnings and losses, among other factors. The 2019 foreign effective tax rate is 3.5%, compared to 11.6% in 2018. The Company's foreign tax rate is primarily based upon statutory rates and is also impacted by the tax holiday in Switzerland, described below.
During 2019, the Company finalized negotiations related to tax holidays in Switzerland, on a federal, cantonal, and communal level. The Company received a federal tax credit in Switzerland of $12.1 million ($0.14 per share), which may be used over a seven-year period, ending in 2024. The Company also received a reduction in its rate for the cantonal and communal level taxes during the third quarter of 2019, pursuant to tax reform in Switzerland.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$14,597	$(3,880)	$6,644
State	3,447	1,609	1,233
Foreign	10,905	7,057	6,069
Total current	$28,949	$4,786	$13,946
Deferred:
Federal	(10,889)	(7,202)	(66,466)
State	(666)	(3,048)	(758)
Foreign	(7,491)	2,066	(80)
Total deferred	$(19,046)	$(8,184)	$(67,304)
Provision for income taxes	$9,903	$(3,398)	$(53,358)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2019	2018
	(In thousands)
Assets:
Doubtful accounts	$2,426	$1,507
Inventory related items	39,548	28,245
Tax credits	19,134	9,072
Accrued vacation	3,206	2,761
Accrued bonus	6,017	5,515
Stock compensation	8,347	10,093
Deferred revenue	1,805	2,173
Net operating loss carryforwards	37,418	33,350
Capitalization of research and development expenses	9,781	—
Unrealized foreign exchange loss	8,105	1,405
Charitable contributions carryforward	235	1,994
Others	5,900	8,835
Total deferred tax assets	141,922	104,950
Less valuation allowance	(9,865)	(6,973)
Deferred tax assets after valuation allowance	$132,057	$97,977
Liabilities:
Intangible and fixed assets	(150,879)	(144,861)
Others	(5,108)	(4,089)
Total deferred tax liabilities	$(155,987)	$(148,950)
Total net deferred tax liabilities	$(23,930)	$(50,973)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The deferred tax assets and liabilities are measured based on the enacted tax rates that apply in years in which the temporary differences are expected to be realized or incurred. The Company remeasured its deferred tax assets and liabilities as a result of the 2017 Tax Act, using a provisional estimate under SAB No. 118 during 2017. The primary impact of the re-measurement was a decrease in the net deferred tax liability for the reduction of the U.S. statutory income tax rate from 35.0% to 21.0%. There were no material changes to the provisional amounts when the amounts were finalized in December of 2018.
At December 31, 2019, the Company had net operating loss carryforwards of $130.1 million for federal income tax purposes, $37.5 million for foreign income tax purposes and $42.8 million for state income tax purposes to offset future taxable income. The majority of the federal net operating loss carryforwards expire through 2037, while $18.9 million have an indefinite carry forward period. For foreign net operating loss carryforwards, $1.3 million expire through 2024, $0.9 million expire through 2025, and the remaining $35.3 million have an indefinite carry forward period. The state net operating loss carryforwards expire through 2036.
A valuation allowance of $9.9 million, $7.0 million and $8.0 million is recorded against the Company’s gross deferred tax assets of $141.9 million, $105.0 million, and $96.5 million recorded at December 31, 2019, 2018 and 2017, respectively.
The valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it will not satisfy the more likely than not threshold for realization of the associated tax benefit. In the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.
The Company’s valuation allowance increased by $2.9 million, decreased by $1.0 million and increased by $4.4 million at December 31, 2019, 2018 and 2017, respectively. The 2019 overall increase in the valuation allowance primarily resulted from certain assets from the Rebound and Arkis acquisitions.
As of December 31, 2019, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2019.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of year	$676	$424	$754
Gross increases:
Current year tax positions	53	273	402
Prior years' tax positions	—	—	—
Gross decreases:
Prior years' tax positions	—	—	(777)
Statute of limitations lapses	—	(21)	(17)
Other	(53)	—	62
Balance, end of year	$676	$676	$424

Approximately $0.7 million of the balance at December 31, 2019 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. There are no amounts within the balance of uncertain tax positions at December 31, 2019 related to tax positions for which it is reasonably possible that the amounts could be reduced during the twelve months following December 31, 2019.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal benefit for the years ended December 31, 2019, 2018 and 2017. The Company had minimal interest and penalties accrued for the years ended December 31, 2019 and 2018 and 2017.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its U.S. consolidated Federal income tax returns by the IRS through fiscal year 2015. All significant state and local matters have been concluded through fiscal 2014. All significant foreign matters have been settled through fiscal 2012.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$50,201	$60,801	$64,743
Weighted average common shares outstanding	85,637	82,857	76,897
Basic net income per common share	$0.59	$0.73	$0.84

Diluted net income per share:
Net income	$50,201	$60,801	$64,743

Weighted average common shares outstanding — Basic	85,637	82,857	76,897
Effect of dilutive securities:
Warrants	—	—	971
Stock options and restricted stock	857	1,142	1,253
Weighted average common shares for diluted earnings per share	86,494	83,999	79,121
Diluted net income per common share	$0.58	$0.72	$0.82

Common stock of approximately 0.4 million shares at December 31, 2019, and 2018 that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss by component between December 31, 2019 and 2018 are presented in the table below, net of tax:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2018	$(4,813)	$(736)	$(39,894)	$(45,443)
Other comprehensive loss, net	(10,420)	(8,973)	(174)	(19,567)
Less: Amounts reclassified from accumulated other comprehensive income, net	11,392	—	—	11,392
Net current-period other comprehensive loss	(21,812)	(8,973)	(174)	(30,959)
Balance at December 31, 2019	$(26,625)	$(9,709)	$(40,068)	$(76,402)

For the year ended December 31, 2019, the Company reclassified gains of $2.3 million, $7.4 million and $1.7 million from AOCL to other income, net, interest income, and interest expense, respectively.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the twelve-month period ended December 31, 2019 and 2018 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the year ended December 31, 2019 and 2018 is as follows (in thousands):

Year Ended December 31, 2019	Contingent Consideration Liability Related to Acquisition of Arkis (See Note 4)	Contingent Consideration Liability Related to Acquisition of Derma Sciences (See Note 4)	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2019	$—	$230
Additions from acquisition of Arkis	13,100	—
Payments	—	—
Loss from change in fair value of contingent consideration liabilities	1,110	—	Research and development
Balance as of December 31, 2019	$14,210	$230

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December, 2018	Contingent Consideration Liabilities Related to Acquisition of Derma Sciences (See Note 4)		Contingent Consideration Liability Related to Acquisition of Confluent Surgical, Inc.	Location in Financial Statements
	Short-term	Long-term	Short-term
Balance as of January 1, 2018	$315	$1,387	$22,478
Transfers from long-term to current portion	1,387	(1,387)	—
Payments	(2,000)	—	(24,000)
Loss from change in fair value of contingent consideration liabilities	298	230	1,522	Selling, general and administrative
Balance as of December 31, 2018	$—	$230	$—

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

16. SEGMENT AND GEOGRAPHIC INFORMATION
The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below.

•
The Codman Specialty Surgical segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the precision tools and instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices.

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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the years ended December 31, 2019, 2018 and 2017 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$996,206	$963,929	$720,301
Orthopedics and Tissue Technologies	521,351	508,512	467,935
Total revenues	$1,517,557	$1,472,441	$1,188,236
Segment Profit
Codman Specialty Surgical	$395,019	$363,336	$292,971
Orthopedics and Tissue Technologies	144,638	149,510	129,697
Segment profit	539,657	512,846	422,668
Amortization	(27,028)	(21,160)	(20,370)
Corporate and other	(418,869)	(380,688)	(357,494)
Operating income	$93,760	$110,998	$44,804

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Asia Pacific	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2019	$1,077,379	$197,468	$157,391	$85,319	$1,517,557
2018	1,045,887	201,354	144,253	80,947	1,472,441
2017	894,260	150,147	80,636	63,193	1,188,236
Total long-lived assets:
2019	$383,652	$47,325	$8,598	$7,143	$446,718
2018	280,382	32,679	3,765	3,203	320,029
* Includes long-lived assets in Puerto Rico.
17. SUBSEQUENT EVENTS
Sixth Amended and Restated Senior Credit Agreement
On February 3, 2020, the Company entered into an the sixth amendment and restatement (the "February 2020 Amendment") of its credit agreement with a syndicate of lending banks. The sixth amended and restated credit agreement makes an aggregate principal amount of up to approximately $2.2 billion available to the Company through the following facilities: (i) a $877.5 million term loan facility (decreased from $900 million), and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans. The sixth amendment and restatement extends the credit facility’s maturity date from May 3, 2023 to February 3, 2025. The first mandatory repayment under the term loan portion of the sixth amended and restated credit agreement is due June 30, 2021.
In connection with the February 2020 Amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants was modified to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio

First fiscal quarter ending after the Closing Date through June 30, 2022	5.00 to 1.00
September 30, 2022 through June 30, 2023	4.50 to 1.00
September 30, 2023 and the last day of each fiscal quarter thereafter	4.00 to 1.00

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Convertible Notes
On February 4, 2020, the Company offered and sold in a private placement $575.0 million of 0.5% convertible notes due in 2025. Upon conversion, the Notes may be settled in shares of Company's common stock, cash or a combination of cash and shares of the common stock, at the election of the Company. The initial conversion rate is 13.5739 shares of common stock per $1,000 principal amount of Notes. In connection with the offering of the Notes, the Company entered into privately negotiated convertible note hedge transactions. These transactions are expected generally to reduce potential dilution to the Company's common stock upon conversion of the Notes. The Company also entered into warrant transactions with the option counterparties. The warrant transactions could separately have a dilutive effect on the Company's common stock if the market price exceeds the strike price of the warrants. The Company intends to use:

•
Approximately $59.7 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds from the sale of the warrant transactions).

•
$100.0 million of the net proceeds from the offering to repurchase shares of the Company's stock. This includes up to approximately $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. $92.4 million of the proceeds will be used to repurchase shares through an accelerated share repurchase transaction ("ASR"). Total shares repurchased through February 21, 2020 were 1,438,615.

•
The remainder of the net proceeds for general corporate purposes, which may include repayment of a portion of the indebtedness under the Company's Senior Credit Facility. On February 10, 2020, the Company repaid $315.0 million of principal on the revolving portion of its Senior Credit Facility.

18. SELECTED QUARTERLY INFORMATION - UNAUDITED

(In thousands, except per share data)
Quarter	Total revenue, net	Gross margin	Net income (loss)	Per Share - Basic (1)	Per Share - Diluted (1)
2019
First	359,690	230,778	32,756	$0.38	$0.38
Second	383,645	239,974	29,736	0.35	0.34
Third	379,095	236,459	(27,610)	(0.32)	(0.32)
Fourth	395,127	245,665	15,319	0.18	0.18
	1,517,557	952,876	50,201
2018
First	$357,082	$212,860	$10,992	$0.14	$0.14
Second	366,190	228,625	11,376	0.14	0.14
Third	365,854	222,609	13,295	0.16	0.15
Fourth	383,315	236,851	25,138	0.29	0.29
	$1,472,441	$900,945	$60,801

(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2019
Allowance for doubtful accounts	3,719	2,126	—		(1,542)	(2)	4,303
Deferred tax assets valuation allowance	6,973	3,848	1,291	(4)	(43)		12,069
Year ended December 31, 2018
Allowance for doubtful accounts	$8,882	$557	$(4,649)	(3)	$(1,071)	(2)	$3,719
Deferred tax assets valuation allowance	7,961	(894)	—		(94)		6,973
Year ended December 31, 2017
Allowance for doubtful accounts and sales returns and allowances	$6,319	$4,920	$1,518	(1)	(3,875)	(2)	$8,882
Deferred tax assets valuation allowance	3,604	740	3,617	(1)	—		7,961

(1)	The above amounts primarily relate to amounts acquired through acquisition of Derma Sciences and effect of foreign currency translations.

(2)	Deductions primarily relates to allowance for doubtful accounts written off during the year, net of recoveries and other adjustments.

(3)
The Company transferred sales returns and allowances from accounts receivable, net to accrued expenses and other current liabilities upon adopting Topic 606 on January 1, 2018 using the modified retrospective method.

(4)	The above amount primarily relates to amounts acquired through the acquisition of Arkis and a charge recorded in 2019 to valuation allowance related to the non-deductibility of executive compensation.