Form 10-Q
period 2020-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2020-05-07
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 5, 2020 was 84,843,053.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Total revenue, net	$354,324	$359,690
Costs and expenses:
Cost of goods sold	133,476	128,912
Research and development	20,816	18,321
Selling, general and administrative	165,952	174,870
Intangible asset amortization	6,977	5,279
Total costs and expenses	327,221	327,382
Operating income	27,103	32,308
Interest income	2,570	2,428
Interest expense	(17,752)	(13,149)
Other income(expense), net	(479)	3,236
Income before income taxes	11,442	24,823
Provision (benefit) for income taxes	2,262	(7,933)
Net income	$9,180	$32,756

Net income per share
Basic	$0.11	$0.38
Diluted	$0.11	$0.38

Weighted average common shares outstanding (See Note 13):
Basic	85,188	85,343
Diluted	85,892	86,258
Comprehensive income (loss) (See Note 14)	$(19,007)	$21,520

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$357,712	$198,911
Trade accounts receivable, net of allowances of $6,652 and $4,303	245,546	275,296
Inventories, net	338,082	316,054
Prepaid expenses and other current assets	67,332	67,907
Total current assets	1,008,672	858,168
Property, plant and equipment, net	335,903	337,404
Right of use asset - operating leases	95,890	94,530
Intangible assets, net	1,014,227	1,031,591
Goodwill	951,554	954,280
Deferred tax assets, net	2,330	12,623
Other assets	38,989	14,644
Total assets	$3,447,565	$3,303,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$—	$45,000
Current portion of lease liability - operating leases	12,964	12,253
Accounts payable, trade	97,061	113,090
Contract liabilities	4,860	4,772
Accrued compensation	55,630	79,385
Accrued expenses and other current liabilities	75,970	76,809
Total current liabilities	246,485	331,309
Long-term borrowings under senior credit facility	1,018,032	1,198,561
Long-term borrowings under securitization facility	98,500	104,500
Long-term convertible securities	460,159	—
Lease liability - operating leases	100,328	97,504
Deferred tax liabilities	24,221	36,553
Other liabilities	158,037	118,077
Total liabilities	2,105,762	1,886,504
Commitments and contingencies (Refer to Note 16)
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,104 and 88,735 issued at March 31, 2020 and December 31, 2019, respectively	889	887
Additional paid-in capital	1,240,455	1,213,620
Treasury stock, at cost; 4,294 shares and 2,865 shares at March 31, 2020 and December 31, 2019, respectively	(202,506)	(119,943)
Accumulated other comprehensive loss	(104,588)	(76,402)
Retained earnings	407,553	398,574
Total stockholders’ equity	1,341,803	1,416,736
Total liabilities and stockholders’ equity	$3,447,565	$3,303,240

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$9,180	$32,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,151	27,093
Deferred income tax benefit/provision	5,068	(6,843)
Share-based compensation	3,750	4,083
Amortization of debt issuance costs and expenses associated with debt refinancing	4,246	1,357
Accretion of bond issuance discount	2,529	—
Loss on disposal of property and equipment	374	367
Change in fair value of contingent consideration and others	(1,051)	194
Changes in assets and liabilities:
Accounts receivable	28,301	(13,705)
Inventories	(26,236)	(12,048)
Prepaid expenses and other current assets	4,683	(12,949)
Other non-current assets	3,000	(628)
Accounts payable, accrued expenses and other current liabilities	(40,235)	5,387
Contract liabilities	338	(188)
Other non-current liabilities	(2,284)	4,608
Net cash provided by operating activities	20,814	29,484
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,519)	(16,086)
Acquired in-process research and development	(5,000)	—
Proceeds from note receivable	—	245
Proceeds from sale of property and equipment	34	35
Net cash used in investing activities	(21,485)	(15,806)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	113,200	67,200
Payments on debt	(344,200)	(57,400)
Purchase of option hedge on convertible notes	(104,248)	—
Proceeds from convertible notes issuance	575,000	—
Proceeds from sale of stock purchase warrants	44,562	—
Payment of debt issuance costs	(20,264)	—
Purchases of treasury stock	(100,000)	—
Proceeds from exercised stock options	2,303	1,750
Cash taxes paid in net equity settlement	(4,348)	(6,157)
Net cash provided by financing activities	162,005	5,393
Effect of exchange rate changes on cash and cash equivalents	(2,533)	(884)
Net increase in cash and cash equivalents	158,801	18,187
Cash and cash equivalents at beginning of period	198,911	138,838
Cash and cash equivalents at end of period	$357,712	$157,025
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2020	88,735	$887	(2,865)	$(119,943)	$1,213,620	$(76,401)	$398,573	$1,416,736
Net income	—	—	—	—	—	—	9,180	9,180
Other comprehensive loss, net of tax	—	—	—	—	—	(28,187)	—	(28,187)
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	357	2	10	476	(3,217)	—	—	(2,739)
Share-based compensation		—	—	—	3,781	—	—	3,781
Share repurchase and equity component of the convertible note issuance, net	—	—	(135)	(7,632)	42,538	—	—	34,906
Accelerated shares repurchased	—	—	(1,304)	(75,407)	(16,961)	—	—	(92,368)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, March 31, 2020	89,105	$889	(4,294)	$(202,506)	$1,240,455	$(104,588)	$407,553	$1,341,803

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2019	88,044	$880	(2,881)	$(120,615)	$1,192,601	$(45,443)	$348,373	$1,375,796
Net income	—	$—	—	—	—	—	32,756	32,756
Other comprehensive loss, net of tax	—	$—	—	—	—	(11,236)	—	(11,236)
Issuance of common stock through employee stock purchase plan	17	$—	—	$—	716	$—	$—	$716
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	243	$2	12	506	(5,629)	—	—	(5,121)
Share-based compensation	—	$—	—	—	4,119	—	—	4,119
Balance, March 31, 2019	88,304	$882	(2,869)	$(120,109)	$1,191,807	$(56,679)	$381,129	$1,397,030

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
In the opinion of management, the March 31, 2020 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholder's equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The December 31, 2019 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("GAAP") which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates. The novel coronavirus (“COVID-19”) pandemic and the resulting adverse impacts to global economic conditions, as well as our operations, may impact future estimates including, but not limited to, inventory valuations, fair value measurements, goodwill and long-lived asset impairments, the effectiveness of the Company’s hedging instruments, deferred tax valuation allowances, and allowances for doubtful accounts receivable.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The Company's customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which are likely to impact hospitals' abilities to meet their obligations, including to the Company. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is likely that it could cause a local and/or global economic recession. Such economic disruption has had an adverse effect on our business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted with certainty. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. The Company has implemented contingency plans to address the operational impact of COVID-19 and ensure ongoing operations.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 using a modified retrospective transition method which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with no change to financial results reported in prior periods. The cumulative-effect adjustment recorded on January 1, 2020, is not material. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements and related disclosures.
The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a adverse impact from potential as hospital's cash flows are impacted by their response to the COVID-19 pandemic and deferral of elective surgical procedures.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (e.g., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 using a prospective transition method. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.
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
Assets Acquired and Liabilities Assumed at Fair Value

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Arkis Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date. As of March 31, 2020 certain amounts relating to tax related matters have not been finalized. The finalization of these matters could result in changes to goodwill.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

	Preliminary Valuation as of March 31, 2020	Weighted Average Life
	(Dollars in thousands)
Cash	$90
Other current assets	751
Property, plant and equipment	159
Deferred tax assets	1,535
Intangible assets:
CerebroFlo developed technology	20,100	15 years
Enabling technology license	1,980	14 years
Goodwill	27,600
Total assets acquired	52,215

Accounts payable, accrued expenses and other liabilities	2,926
Contingent consideration	13,100
Deferred tax liabilities	5,305
Net assets acquired	$30,884

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
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts in ASC 820. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in the Company's consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Adverse changes in assumptions utilized in the contingent consideration fair value estimates could result in an increase in the contingent consideration obligation and a corresponding charge to operating results.
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of March 31, 2020 was $13.2 million. This amount is included in other liabilities at March 31, 2020 in the consolidated balance sheets of the Company.
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
During the fourth quarter of 2019, the Company achieved the first developmental milestone which triggered a $5.0 million obligation to be paid to former shareholders of Rebound. The Company recorded $5.0 million as in-process research and development expense in the consolidated statements of operations during the year ended December 31, 2019. The obligation was included in accrued expenses and other current liabilities at December 31, 2019 in the consolidated balance sheets. The milestone was paid during the first quarter of 2020.
Integrated Shoulder Collaboration, Inc.
On January 4, 2019, the Company entered into a licensing agreement with Integrated Shoulder Collaboration, Inc ("ISC"). Under the terms of the agreement, the Company paid ISC $1.7 million for the exclusive, worldwide license to commercialize its short stem and stemless shoulder system. A patent related to short stem and stemless shoulder systems was issued to ISC during the first quarter of 2019. ISC is eligible to receive royalties on sales of the short stem and stemless shoulder system. The Company has the option to acquire ISC at a date four years subsequent to the first commercial sale, which becomes mandatory upon the achievement of a certain sales thresholds of the short stem and stemless shoulder system, for an amount not to exceed $80.0 million. The transaction was accounted for as an asset acquisition as the Company concluded that it acquired primarily one asset. During the quarter ended March 31, 2019, The total upfront payment of $1.7 million was expensed as a component of research and development expense and the future milestone and option payments will be recorded if the corresponding events become probable.

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
The following table summarizes the changes in the contract asset and liability balances for the three months ended March 31, 2020:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contract Asset
Contract asset, January 1, 2020	$8,680
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(8,680)
Contract asset, net of transferred to trade receivables on contracts during the period	7,944
Contract asset, March 31, 2020	$7,944

Contract Liability
Contract liability, January 1, 2020	$11,946
Recognition of revenue included in beginning of year contract liability	(1,291)
Contract liability, net of revenue recognized on contracts during the period	1,691
Foreign currency translation	(147)
Contract liability, March 31, 2020	$12,199

At March 31, 2020, the short-term portion of the contract liability of $4.9 million and the long-term portion of $7.3 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of March 31, 2020, the Company is expected to recognize approximately 40% of unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(amounts in thousands)
Neurosurgery	$184,943	$179,520
Instruments	46,497	55,048
Total Codman Specialty Surgical	231,440	234,568

Wound Reconstruction and Care	72,267	74,963
Extremity Orthopedics	21,472	22,685
Private Label	29,145	27,474
Total Orthopedics and Tissue Technologies	122,884	125,122
Total revenue	$354,324	$359,690

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Prior period amounts were reclassified between categories within the Codman Specialty Surgical segment to conform to the current period presentation.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Finished goods	$217,078	$201,870
Work in process	53,624	48,333
Raw materials	67,380	65,851
Total inventories	$338,082	$316,054

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2020 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2019	$653,500	$300,780	$954,280
Foreign currency translation	(1,867)	(859)	(2,726)
Goodwill at March 31, 2020	$651,633	$299,921	$951,554

The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$881,856	$(225,350)	$656,506
Customer relationships	12 years	221,193	(123,896)	97,297
Trademarks/brand names	28 years	103,472	(29,190)	74,282
Codman tradename	Indefinite	163,680	—	163,680
Supplier relationships	27 years	34,721	(18,304)	16,417
All other(1)	4 years	10,787	(4,742)	6,045
		$1,415,709	$(401,482)	$1,014,227

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$880,623	$(213,702)	$666,921
Customer relationships	12 years	222,575	(119,393)	103,182
Trademarks/brand names	28 years	103,873	(28,514)	75,359
Codman tradename	Indefinite	163,126	—	163,126
Supplier relationships	27 years	34,721	(17,947)	16,774
All other (1)	4 years	10,869	(4,640)	6,229
		$1,415,787	$(384,196)	$1,031,591

(1)	At March 31, 2020 and December 31, 2019, all other included IPR&D of $1.0 million, which was indefinite-lived.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $56.1 million for the remainder of 2020, $64.4 million in 2021, $60.8 million in 2022, $60.0 million in 2023, $59.2 million in 2024, $59.1 million in 2025 and $491.9 million thereafter.
6. DEBT
Sixth Amended and Restated Senior Credit Agreement
On February 3, 2020, the Company entered into the sixth amendment and restatement (the "February 2020 Amendment") of its Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The February 2020 Amendment extended the maturity date to February 3, 2025. The Company continues to have the aggregate principal amount of up to approximately $2.2 billion available to it through the following facilities: (i) a $877.5 million Term Loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans. The first mandatory repayment under the Term Loan portion of the February 2020 Amendment is due June 30, 2021.
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

ii.	the highest of:

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%

2.	the prime lending rate of Bank of America, N.A. or

3.	the one-month Eurodollar Rate plus 1.00%

The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness as of such date less cash that is not subject to any restriction on the use or investment thereof (b) consolidated EBITDA as defined by the February 2020 amendment, for the period of four consecutive fiscal quarters ending on such date).
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2020, the Company was in compliance with all such covenants. The Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020.
At March 31, 2020 and December 31, 2019, there was $150.0 million and $375.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 2.5% and 3.2%, respectively. At March 31, 2020 and December 31, 2019, there was $877.5 million outstanding, respectively, under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 2.4% and 3.2%, respectively. At March 31, 2020, there is no current portion of the Term Loan component of the Senior Credit Facility as the first mandatory repayment is due June 30, 2021.
Convertible Senior Notes
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its of 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. The portion of debt proceeds that was classified as equity at the time of the offering was $104.5 million, and that amount is being amortized to interest expense using the effective interest method through August 2025. The effective interest rate implicit in the liability component is 4.2%. In connection with this offering, the Company capitalized $13.2 million of financing fees. At March 31, 2020, the carrying amount of the liability component was $473.0 million, the remaining unamortized discount was $102.0 million, and the principal amount outstanding was $575.0 million. The fair value of the 2025 Notes at March 31, 2020 was $507.7 million.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of March 31, 2020, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the indenture relating to the Notes). The Company will also be required to increase the conversion rate for holders who convert their Notes in connection with certain fundamental changes occurring prior to the maturity date or following delivery by the Company of a notice of redemption.

In connection with the issuance of the 2025 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2025 Notes (the “hedge participants”). The cost of the call transactions was $104.2 million for the 2025 Notes. The Company received $44.5 million of proceeds from the warrant transactions for the 2025 Notes. The call transactions involved purchasing call options from the hedge participants, and the warrant transactions involved selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions was $73.67, subject to anti-dilution adjustments substantially similar to those in the 2025 Notes. The initial strike price of the warrant transactions was $113.34 for the 2025 Notes, subject to customary anti-dilution adjustments.
During the three months ended March 31, 2020, the Company recognized cash interest of $0.4 million and amortization of the discount on the liability component of $2.5 million for a total interest charge of $2.9 million on the 2020 Notes.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") is for an initial three-year term and may be extended. The Securitization Agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of March 31, 2020, the Company was in compliance with the covenants and none of the termination events had occurred. At

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

March 31, 2020 and December 31, 2019, the Company had $98.5 million and $104.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 2.6% and 2.8%, respectively.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at March 31, 2020 were $130.4 million and, $771.3 million, respectively. The fair value of the outstanding borrowing of the Securitization Facility at March 31, 2020 was $94.5 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of March 31, 2020 and December 31, 2019 totaled $0.8 million. There were no amounts drawn as of March 31, 2020.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended March 31, 2020	Principal Repayment
(In thousands)
Remainder of 2020	$—
2021	33,750
2022	45,000
2023	61,875
2024	67,500
2025	669,375
$877,500

The outstanding balance of the revolving credit component of the Senior Credit Facility is due on February 3, 2025.
7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected LIBOR-indexed floating-rate borrowings.
The Company held the following interest rate swaps as of March 31, 2020 (dollar amounts in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Liabilities
3-month USD LIBOR Loan	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	$(48)
1-month USD LIBOR Loan	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	(233)
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(2,024)
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(7,467)
1-month USD LIBOR Loan	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(7,388)
1-month USD LIBOR Loan	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(8,475)
1-month USD LIBOR Loan	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(3,994)
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(16,279)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(10,186)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(10,165)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(10,185)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(9,453)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(9,855)
Total interest rate derivatives designated as cash flow hedge	$1,325,000					$(95,752)

The Company held the following interest rate swaps as of December 31, 2019 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Liabilities
3-month USD LIBOR	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	(2)
1-month USD LIBOR	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	12
1-month USD LIBOR	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(581)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,880)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(2,880)
1-month USD LIBOR	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(3,517)
1-month USD LIBOR	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(1,778)
1-month USD LIBOR	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(6,595)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(5,750)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(5,747)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(5,807)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(4,930)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(4,691)
Total interest rate derivatives designated as cash flow hedge	$1,325,000					(45,145)

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
Cross-Currency Rate Swaps
On October 2, 2017, the Company entered into cross-currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of CHF denominated intercompany loans into U.S. dollars. The CHF-denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of an acquisition. The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss Francs and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties.
The Company held the following cross-currency rate swaps as of March 31, 2020 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

						March 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	32,355	$(74)
Receive U.S.$			4.38%		$33,333

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	531
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,597	3,416
Receive U.S.$			4.52%		$150,000

Total						$3,874

The Company held the following cross-currency rate swaps as of December 31, 2019 (dollar amounts in thousands):

						December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	32,355	$(101)
Receive U.S.$			4.38%		$33,333

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(119)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(289)
Receive U.S.$			4.52%		$150,000

Total						$(509)

The cross- currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2020 and 2019, the Company recorded a loss of $1.7 million and a gain of $3.3 million, respectively, in other income(expense), net related to change in fair value related to the foreign currency rate translation to offset the gains or losses recognized on the intercompany loan.
For the three months ended March 31, 2020 and 2019, the Company recorded gains of $5.9 million and $5.5 million, respectively, in AOCL related to change in fair value of the cross-currency swaps.
For the three months ended March 31, 2020 and 2019, the Company recorded gains of $1.5 million and $1.9 million, respectively, in other income (expense), net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of March 31, 2020 within the next twelve months is $5.1 million. As of March 31, 2020, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

						March 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	44,859	$4,082
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	6,298
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	5,174
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	16,773
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—%	CHF	165,172	(6,965)
Receive GBP			1.67%	GBP	128,284

Total						$25,362

						December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	44,859	$2,459
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	3,087
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	2,032
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	(154)
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—%	CHF	165,172	1,221
Receive GBP			1.67%	GBP	128,284

Total						$8,645

The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2020 and 2019, the Company recorded gains of $16.7 million and $7.9 million in AOCL related to the change in fair value of the cross-currency swaps.
For the three months ended March 31, 2020 and 2019, the Company recorded gains of $2.2 million and $2.3 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of March 31, 2020 within the next twelve months is $8.2 million.
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

The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2020	December 31, 2019
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$—	$12
Cross-currency swap	5,065	5,032
Net Investment Hedges
Cross-currency swap	8,164	7,952
Other assets
Cash Flow Hedges
Interest rate swap(2)	—	—
Cross-currency swap	—	—
Net Investment Hedges
Cross-currency swap	26,307	3,465
Total derivatives designated as hedges — Assets	$39,536	$16,461

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$19,793	$6,635
Cross-currency swap	74	101
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	75,959	38,522
Cross-currency swap	1,117	5,440
Net Investment Hedges
Cross-currency swap	9,109	2,772
Total derivatives designated as hedges — Liabilities	$106,052	$53,470

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

(2)	At March 31, 2020 and December 31, 2019, the notional amount related to the Company’s interest rate swaps were $1.3 billion and $1.3 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2020 and 2019:

	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2020
Cash Flow Hedges
Interest rate swap	$(45,145)	$(51,651)	$(1,043)	$(95,753)	Interest expense
Cross-currency swap	177	5,907	(182)	6,266	Other income (expense), net
Net Investment Hedges
Cross-currency swap	10,229	18,897	2,180	26,946	Interest income
	$(34,739)	$(26,847)	$955	$(62,541)
Three Months Ended March 31, 2019
Cash Flow Hedges
Interest rate swap	$619	$(15,891)	$1,406	$(16,678)	Interest expense
Cross-currency swap	(6,190)	7,473	5,178	(3,895)	Other income (expense), net
Net Investment Hedges
Cross-currency swap	(632)	10,221	2,327	7,262	Interest income
	$(6,203)	$1,803	$8,911	$(13,311)

8. STOCK-BASED COMPENSATION
As of March 31, 2020, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
Stock Options
As of March 31, 2020, there were approximately $8.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 348,587 stock options granted during the three months ended March 31, 2020. For the three months ended March 31, 2020, the weighted average grant date fair value for stock options was $13.03 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of March 31, 2020, there was approximately $37.3 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 262,623 restricted stock awards and 180,875 performance stock awards during the three months ended March 31, 2020. For the three months ended March 31, 2020, the weighted average grant date fair value for restricted stock awards and performance stock units was $43.89 and $43.39 per award, respectively.
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
9. RETIREMENT PLANS
The Company maintains defined benefit pension plans that cover certain employees in Austria, France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2020 were $1.0 million. The components of the net periodic benefit costs other than the service cost component of $0.9 million for the three months ended March 31, 2020, are included in other income (expense), net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2019 was $0.5 million. The components of the net periodic benefit costs other than the service cost component of $0.7 million for the three months ended March 31, 2019, respectively, are included in other income (expense), net in the consolidated statements of operations.
The estimated fair values of plan assets were $31.3 million and $30.8 million as of March 31, 2020 and December 31, 2019, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2020 and December 31, 2019. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
In May 2019, the Company adopted the Integra LifeSciences Deferred Compensation Plan (the “Plan”). Under the Plan, certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
During the first quarter of 2020, employees participating in the Plan began to defer their compensation. This deferred compensation is invested in funds offered under the Plan and is valued based on Level 1 measurements in the fair value hierarchy. The purpose of the Plan is to retain key employees by providing them with an opportunity to defer a portion of their compensation as elected by the participant in accordance with the Plan. Any amounts set aside to defray the liabilities assumed by the Company will remain the general assets of the Company until such amounts are distributed to the participants. Assets of the Company's deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2020 was $1.2 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of March 31, 2020. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the three months ended March 31, 2020 and March 31, 2019, was $4.8 million and $4.4 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases at March 31, 2020 were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

March 31, 2020
(In thousands, except lease term and discount rate)
ROU assets	$95,890

Current lease liabilities	$12,964
Non-current lease liabilities	100,328
Total lease liabilities	$113,292

Weighted average remaining lease term (in years):
Leased facilities	12.5
Leased vehicles	1.7

Weighted average discount rate:
Leased facilities	5.2%
Leased vehicles	2.4%

Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2020 (in thousands):

March 31, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,229

ROU assets obtained in exchange for lease liabilities:
Operating leases	$5,808

Future minimum lease payments under operating leases at March 31, 2020 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2020	$222	$10,334	$10,556
2021	296	13,018	13,314
2022	296	14,198	14,494
2023	296	11,658	11,954
2024	296	11,022	11,318
Thereafter	1,429	91,026	92,455
Total minimum lease payments	$2,835	$151,256	$154,091
Less: Imputed interest			40,799
Total lease liabilities			113,292
Less: Current lease liabilities			12,964
Long-term lease liabilities			100,328

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Future minimum lease payments under operating leases at December 31, 2019 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2020	$296	$12,100	$12,396
2021	296	12,951	13,247
2022	296	13,753	14,049
2023	296	11,386	11,682
2024	296	11,060	11,356
Thereafter	1,428	91,235	92,663
Total minimum lease payments	$2,908	$152,485	$155,393
Less: Imputed interest			45,636
Total lease liabilities			109,757
Less: Current lease liabilities			12,253
Long-term lease liabilities			97,504

There were no future minimum lease payments under capital leases at December 31, 2019.
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
11. TREASURY STOCK
As of March 31, 2020 and December 31, 2019, there were 4.3 million and 2.9 million shares of treasury stock outstanding with a cost of $202.5 million and $119.9 million, at a weighted average cost per share of $47.17 and $41.87, respectively.
On December 11, 2018, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020.

During the three months ended March 31, 2020, the Company repurchased 1.4 million shares of Integra’s common stock as part of our existing share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a
$92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares at inception of the ASR, which represented approximately 80% of the expected total shares. The remaining 20% of the expected total shares is expected to settle during the second quarter of 2020, upon which additional shares of common stock may be delivered to the Company or, under certain circumstances, the Company may be required to make a cash payment or may elect to deliver shares of our common stock to the ASR counterparty. The total number of shares to be delivered or the amount of such payment, as well as the final average price per share, will be based on the volume-weighted average price, less a discount, of the Company's common stock during the term of the transaction.

The Company has $125.0 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended March 31,
	2020	2019
Reported tax rate	19.8%	(32.0)%

The Company’s effective income tax rates for the three months ended March 31, 2020 and 2019 were 19.8% and (32.0)%, respectively. For the three months ended March 31, 2020, the primary drivers of the higher tax rate were lower book income in lower-taxed jurisdictions and a $3.3 million valuation allowance on certain foreign deferred tax assets as the Company determined that it is no longer more likely than not that these foreign deferred tax assets would be realized due to the adverse impact of the COVID-19 pandemic in certain jurisdictions. For the three months ended March 31, 2019, the primary drivers of the lower rate were a $0.7 million higher tax benefit related to equity compensation and a tax benefit of $10.8 million ($0.13 per share) related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a Switzerland federal tax credit of $12.0 million CHF, which can be used over a seven-year period, ending in 2024.
As of March 31, 2020, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of March 31, 2020. The company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act includes certain income tax provisions for corporations and individuals, among other provisions. The Company does not expect the CARES Act to have a significant impact on the tax provision for income.

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$9,180	$32,756
Weighted average common shares outstanding	85,188	85,343
Basic net income per common share	$0.11	$0.38

Diluted net income per share:
Net income	$9,180	$32,756

Weighted average common shares outstanding — Basic	85,188	85,343
Effect of dilutive securities:
Stock options and restricted stock	704	915
Weighted average common shares for diluted earnings per share	85,892	86,258

Diluted net income per common share	$0.11	$0.38

Common stock of approximately 0.4 million shares at March 31, 2020, and 2019 that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

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

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$9,180	$32,756
Foreign currency translation adjustment	(6,813)	(7,009)
Change in unrealized loss on derivatives, net of tax	(21,306)	(4,236)
Pension liability adjustment, net of tax	(68)	9
Comprehensive income (loss), net	$(19,007)	$21,520

Changes in accumulated other comprehensive loss by component between December 31, 2019 and March 31, 2020 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2020	$(26,625)	$(9,709)	$(40,067)	$(76,401)
Other comprehensive loss	(20,577)	(68)	(6,813)	(27,458)
Less: Amounts reclassified from accumulated other comprehensive loss	729	—	—	729
Net current-period other comprehensive loss	(21,306)	(68)	(6,813)	(28,187)
Balance at March 31, 2020	$(47,931)	$(9,777)	$(46,880)	$(104,588)

For the three months ended March 31, 2020, the Company reclassified a loss of $0.1 million from accumulated other comprehensive loss to other income (expense), net and $0.9 million from interest income.
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below.

•
The Codman Specialty Surgical segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices.

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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three months ended March 31, 2020 and 2019 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$231,440	$234,568
Orthopedics and Tissue Technologies	122,884	125,122
Total revenues	$354,324	$359,690
Segment Profit
Codman Specialty Surgical	$87,235	$91,380
Orthopedics and Tissue Technologies	31,271	40,495
Segment profit	118,506	131,875
Amortization	(6,977)	(5,279)
Corporate and other	(84,426)	(94,288)
Operating income	$27,103	$32,308

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
United States	$246,852	$256,726
Europe	45,896	48,640
Asia Pacific	39,960	35,700
Rest of World	21,616	18,624
Total Revenues	$354,324	$359,690

16. COMMITMENTS AND CONTINGENCIES
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the three-month period ended March 31, 2020 and March 31, 2019 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2020 and March 31, 2019 is as follows (in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Three Months Ended March 31, 2020	Contingent Consideration Liability Related to Acquisition of Arkis (See Note 2)	Contingent Consideration Liability Related to Acquisition of Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2020	$14,210	$230
Payments	—	—
Loss from change in fair value of contingent consideration liabilities	(1,051)	—	Research and development
Balance as of March 31, 2020	$13,159	$230

Three Months Ended March 31, 2019	Contingent Consideration Liability Related to Acquisition of Derma Sciences	Location in Financial Statements
	Long-term
Balance as of January 1, 2019	$230
Payments	—
Loss from change in fair value of contingent consideration liabilities	—	Research and development
Balance as of March 31, 2019	$230

Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of March 31, 2020 and March 31, 2019 was $0.2 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. These forward-looking statements include, but are not limited to, statements related to the Company's expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. These statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: The Company's ability to obtain accurate procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; disruption to the Company's supply chain; closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products comprise of specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, surgical reconstruction, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private label sales of a broad set of our regenerative and wound care medical technologies.
We have key manufacturing and research facilities located in California, New Jersey, Ohio, Massachusetts, Tennessee, Texas, Canada, France, Germany, Ireland, Switzerland and Puerto Rico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
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
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. In 2019, we closed out of 45 transition service agreements, covering 90 countries, marking the successful completion of the integration of the Codman Neurosurgery acquisition, the most significant acquisition in the Company’s history. This acquisition expanded the Company's portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to bring our entire product portfolio to a global market. In 2019, we acquired Arkis Biosciences, Inc. and Rebound Therapeutics Corporation, both of which align with Company’s strategy to acquire and develop innovative technologies that address unmet needs.
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
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
During 2019, within the Codman Specialty Surgical segment, we launched our new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. We launched DuraGen® in Japan. DuraGen is the first and only non-autologous collagen xenograft approved for use as a dural substitute in Japan. We are focused on the development of core clinical applications in our electromechanical technologies portfolio. Also, we updated our CUSA Clarity platform to incorporate new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our next generation of LED technology with our DUO LED Surgical Headlight System.
During 2019, within our Orthopedic and Tissue Technologies segment, we launched the Panta® II TTC Arthrodesis Nail System in the U.S. The Panta II system is our new fusion nail used in ankle fixation. We also launched a Small Post Baseplate in our Reverse Shoulder System that accommodates smaller patients. We initiated the limited market release of enhancements to our Salto Talaris® Total Ankle System. We continue to work on advanced shoulder products and are developing a pyrocarbon shoulder hemiarthroplasty product to add to our orthopedic reconstruction portfolio.
COVID-19 Pandemic
The Company's focus during this global crisis remains on supporting patients, providing customers with life-saving products, and protecting the well-being of its employees. Earlier in the first quarter of 2020, the Company implemented contingency plans to address the operational impact of COVID-19 and ensure ongoing operations. The rapid and evolving spread of the virus resulted in an unprecedented challenge to the global healthcare industry. In response to the challenge as the pandemic evolved in March 2020, the Company has expanded its contingency plans to enable its manufacturing and distribution sites around the world to continue operating at levels required to meet demand and to provide for the safety of its employees. In addition, the Company has initiated significant cost-savings measures in April, which include the following:

•	Reduced executive management and director compensation

•	Reduced cash compensation for all other employees through reduced commissions, reduction in hours, and/or furloughs

•	Hiring freeze, elimination of overtime, cessation of third-party services and temporary contractor relationships

•	Significant reduction in capital expenditures and discretionary spending including travel, events and marketing programs

The Company remains confident that the markets in which it competes remain attractive over the long term. These comprehensive spending cuts were necessary to protect our financial strength in the face of near-term challenges. Yet, despite those challenges, the Company remains focused on managing the business for the long-term, including preserving full time jobs needed to support the expected rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations as well as our talented and committed global workforce. And despite the current cost-reduction measures, we continue to prioritize and invest in our critical R&D and clinical programs. Based on the ongoing impact from restrictions on surgical procedures and shelter-in-place policies, the Company expects revenue to decline in the second quarter of 2020. The Company cannot predict with certainty the extent to which the COVID-19 pandemic will impact procedures in the second quarter and beyond.

Information pertaining to additional risk factors as it relates to COVID-19 can be found in Item 1A. Risk Factors.
FDA Matters
On June 22, 2015, the FDA (the “FDA”) issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361.
In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category. As of March 31, 2020 the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic membrane based products for the three months ended March 31, 2020 were less than 1.0% of consolidated revenues.
On March 7, 2019, TEI Biosciences, Inc. a subsidiary of the Company received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the United States Food and Drug Administration. The warning letter relates to quality systems issues at our manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. The Company has provided detailed responses to the FDA as to its corrective actions on a monthly basis and, since the conclusion of the inspection, has undertaken significant efforts to remediate the observations and continues to do so. The warning letter does not restrict the Company’s ability to manufacture or ship products or require the recall of any products. Nor does it restrict our ability to seek FDA 510(k) clearance of products. The letter states that requests for Certificates to Foreign Governments will not be granted until the violations have been corrected. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The TEI Boston facility manufactures extracellular bovine matrix (EBM) products. The Company does not expect to incur material incremental expense for remediation activities. The Company submitted its initial response to the FDA Warning Letter on March 28, 2019 and provides regular progress reports to the FDA. We cannot, however, give any assurances that the FDA will be satisfied with our response to the letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the TEI Boston facility for the three months ended March 31, 2020 were approximately 4.9% of consolidated revenues.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2020 was $9.2 million, or $0.11 per diluted share, as compared to $32.8 million or $0.38 per diluted share for the three months ended March 31, 2019.
The net income for the three months ended March 31, 2020 was impacted by the COVID-19 pandemic which resulted in a decrease to revenue and additional expenses due to COVID-19 related charges. Further, the Company also had an increase in interest expense due to the issuance of the Convertible Senior Notes and valuation allowance on certain deferred tax assets as a result of the impact of the COVID-19 pandemic and lower book income in lower-taxed jurisdictions.
Prior to the spread of COVID-19, the Company experienced procedure growth trends consistent with those experienced in the fourth quarter of 2019, including strength in general surgery, growth across both divisions in the U.S., and strong performance in international markets. For the first two and a half months of the first quarter of 2020, revenue was trending at the higher end of the Company’s expectations. However, in March as a result of the speed and severity of the spread of COVID-19, Federal, state and several medical and professional associations began to recommend patients defer treatment of all non-urgent medical conditions. These recommendations included unprecedented shelter-in-place policies across the country, which in addition to limiting elective procedures, resulted in a much lower incidence of traumatic injuries, which are a meaningful part of our procedure base. As a result, in mid-March the Company began to experience a significant decline in surgical and medical intervention procedures as healthcare providers reallocated resources to address the increasing demands caused by COVID-19.
The Company's first quarter performance reflects the early impact of the COVID-19 global pandemic and our initial response. By reacting swiftly in February and working with customers and distributors, we were largely able to mitigate the initial revenue impact of the social and economic shutdowns that took place in large parts of China. First quarter total revenues as of March 31, 2020, were $354 million, representing a decline of 1.5% from prior year revenues. The Company has estimated the revenue impact from the decline in surgical procedures to be approximately $20 to $25 million in the first quarter of 2020 compared to its original first quarter revenue expectations. Based on April trends and the ongoing impact from restrictions on surgical procedures and shelter-in-place policies, the Company expects a more substantial negative impact on second quarter performance. The Company believes it is important to remember that our underlying end-markets, especially neurosurgery and regenerative medicine, are not experiencing fundamental changes to the disease conditions. In many cases these conditions can only be deferred for a short period of time, after which an adverse clinical outcome can occur.
In the Codman Specialty Surgical segment, the Company saw growth across all Neurosurgery products, led by notable outperformance in CSF management and advanced energy. The Instruments business declined double-digits in the first quarter of 2020 driven by COVID-19 related deferrals on small capital equipment and general surgical instruments. The Company had a solid start to the quarter with strong performance in its Neurosurgery products, including dural access and repair due to continued growth in Japan, and advanced purchases in several international indirect markets due to increased concerns over the spread of COVID-19. In the second half of March the segment was heavily impacted by COVID-19, as the Company saw steep declines in sales across all products, particularly in the U.S. markets. Overall global revenues declined by low single digits in the first quarter of 2020 mainly driven by declines in sales due to COVID-19. The impact of COVID-19 on this segment is approximately $10 to $13 million compared to its original first quarter revenue expectations.
In the Orthopedics and Tissue Technologies segment, the Company also saw early strength in our regenerative products, driven mostly by amniotics and Surgimend, as supply was increased following capacity expansion investments made last year. The Company's broader wound reconstruction portfolio saw strong customer demand in the first couple months of Q1 2020 however, during March the Company saw a decline in these products largely due to the impact of COVID-19 in areas such as non-emergent chronic wounds and plastic and reconstructive surgical procedures. Additionally, the Company’s private label business reported mid-single digit sales growth, with limited COVID-19 impact as first quarter orders were largely pre-scheduled and in line with expectations. Beginning in late March, the Company saw a significant slowing of its Orthopedics business as non-emergent surgeries began to get deferred resulting in a decrease of mid-single digits in these products for the first quarter of 2020. Overall global revenues declined by low single digits in the first quarter of 2020 resulting from the impact of COVID-19 on this segment of approximately $10 to 12 million compared to its original first quarter revenue expectations.
The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of testing capabilities, personal protective equipment, intensive care units and operating rooms, and medical staff as well as government interventions. As COVID-19 continues to spread, it is likely that surgical procedures will decline from those rates experienced in the first quarter of 2020. While some markets, e.g., China, appear to be recovering, it is possible that a recurrence of COVID-19 will negatively impact non-emergent surgical procedures. For both the Codman Specialty Surgical and Orthopedics and Tissue Technologies segments, the Company has assigned each of its core product families into one of three categories based on procedure severity, meaning whether a procedure is more urgent, moderately urgent or more deferrable. For example, where the Company has visibility, as in traumatic brain injuries which require cerebral spinal fluid management or neuro monitoring, or burns and acute wounds, it has classified these products as more urgent. The Company has classified products such as orthopedics and small capital equipment as more deferrable, as the Company has seen hospitals defer these related procedures and purchases in light of COVID-19 resource and near-term budget prioritization. A large percentage of the Company's products fall into the moderately urgent category including dural access & repair and chronic wounds. The majority of these moderately urgent products involve procedures that cannot be deferred beyond 30 to 90 days without an adverse clinical outcome. The Company notes that there is some level of variability in these category assessments, as physicians will need to evaluate patients’ underlying medical conditions to determine procedure urgency. Moreover, the Company does not expect all markets to recover at the same pace. While we cannot reliably estimate the extent or length of the impact with certainty, we expect procedure volume to significantly decline or be delayed in the second quarter of 2020 and beyond as COVID-19 infections spread, causing additional strain on hospital resources, coupled with the recommended deferrals of less urgent procedures by governments and other authorities. The Company's revenue profile amidst COVID-19 is as follows:

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on the Company's long-term business as hospitals curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of surgical and medical intervention procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Acquisition and integration-related charges	$6,166	$19,463
Structural optimization charges	2,896	4,797
EU medical device regulation	2,187	1,109
Litigation charges	346	1,249
Discontinued product lines charges	3,185	1,400
COVID-19 pandemic related charges (1)	4,706	—
Expenses related to debt refinancing	2,740	—
Convertible debt non-cash interest expense	2,529	—
Total	$24,755	$28,018

(1) Charges relates to business interruptions and cost associated from COVID-19 pandemic which impacted the Company's operations globally.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cost of goods sold	$9,307	$3,883
Research and development	(1,051)	1,675
Selling, general and administrative	11,230	22,460
Interest expense	5,269	—
Total	$24,755	$28,018
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2020	2019
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$231,440	$234,568
Orthopedics & Tissue Technologies	122,884	125,122
Total revenue	354,324	359,690
Cost of goods sold	133,476	128,912
Gross margin on total revenues	$220,848	$230,778
Gross margin as a percentage of total revenues	62.3%	64.2%
Three Months Ended March 31, 2020 as Compared to Three Months Ended March 31, 2019
Revenues and Gross Margin
For the three months ended March 31, 2020, total revenues decreased by $5.4 million to $354.3 million from $359.7 million for the same period in 2019. Domestic revenues decreased by $9.9 million, or (3.8)%, to $246.9 million and were 69.7% of total revenues for the three months ended March 31, 2020. International revenues increased by $4.5 million to $107.5 million for the three months ended March 31, 2020 compared to $103.0 million during the same period in the prior year. The net decrease of $5.4 million was a result of decline in both segments due to disruption from COVID-19 as well as an unfavorable impact of foreign exchange of $1.7 million and $3.5 million due to discontinued and divested products.
Codman Specialty Surgical revenues were $231.4 million, a decrease of $3.1 million, or (1.3)% from the prior-year period. The decrease primarily resulted from Instruments which decreased double-digits offset by single-digit growth in Dural Access and Repair and CUSA Clarity offset with an unfavorable impact of foreign exchange.
Orthopedics and Tissue Technologies revenues were $122.9 million, a decrease of $2.2 million, or (1.8)% from the prior-year period. Upper and Lower extremities sales decreased mid-single digits compared to the same period last year.

Gross margin decreased to $220.8 million for the three-month period ended March 31, 2020, a decrease of $10 million from $230.8 million for the same period last year. Gross margin as a percentage of total revenue decreased to 62.3% for the first quarter of 2020 from 64.2% in the same period last year. This decrease primarily related to increase in inventory reserves for discontinued product lines and charges occurred because of COVID-19 pandemic.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2020	2019
Research and development	5.9%	5.1%
Selling, general and administrative	46.8%	48.6%
Intangible asset amortization	2.0%	1.5%
Total operating expenses	54.7%	55.2%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, in-process research and development expense and amortization expenses, decreased by $4.7 million, or (2.4)% to $193.7 million in the three months ended March 31, 2020, compared to $198.5 million in the same period in 2019.
Research and development expenses for the three months ended March 31, 2020 increased by $2.5 million as compared to the prior year primarily resulting from costs related to product development, including product development for the new acquisition completed in 2019. General and administrative costs decreased by $9.8 million as compared to the prior year primarily resulting from less acquisition and integration related charges compared to three month period ended March 31, 2019.
The Company's spending in the first quarter of 2020 reflected normal business activities into March as well as incurring certain costs associated with the impact of the COVID-19 pandemic, including doubtful account reserves, expedited freight, contract cancellation fees, personal protection equipment for our employees, and extra cleaning of our facilities. While certain spending will decrease in the second quarter of 2020 as a result of a reduction in revenue and activities limited by the COVID-19 pandemic, much of our spending will continue. We will continue to support our customers and invest in manufacturing and our supply chain to ensure supply for our customers. Certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses. The Company has eliminated spending that is ineffective due to the COVID-19 pandemic, such as surgeon and hospital events, and we are pausing hiring and outside professional services.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest income	$2,570	$2,428
Interest expense	(17,752)	(13,149)
Other income(expense), net	(479)	3,236

Interest Income and Interest Expense
Interest expense for the three months ended March 31, 2020 increased by $4.6 million as compared to the same period last year primarily due to increased interest expense, including non-cash interest expense, due to the issuance of the Convertible Senior Notes and expenses associated with Amended and Restated Senior Credit Agreement.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2020, decreased by $3.7 million as compared to the same period last year primarily due to unfavorable impact of foreign exchange.
Income Taxes

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Income before income taxes	$11,442	$24,823
Income tax (benefit) expense	2,262	(7,933)
Effective tax rate	19.8%	(32.0)%
The Company’s effective income tax rates for the three months ended March 31, 2020 and 2019 were 19.8% and (32.0)%, respectively.
For the three months ended March 31, 2020, the primary drivers of the higher tax rate were lower book income in lower-taxed jurisdictions and a $3.3 million valuation allowance on certain foreign deferred tax assets as the Company determined that it is no longer more likely than not that these foreign deferred tax assets would be realized due to the adverse impact of the COVID-19 pandemic in certain jurisdictions.
For the three months ended March 31, 2019, the primary drivers of the lower rate were a tax benefit of $10.8 million related to federal tax holiday in Switzerland and $0.7 million higher tax benefit related to equity compensation. The Company received a Switzerland federal tax credit of 12 million CHF, which can be used over a seven-year period, ending in 2024.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act includes certain income tax provisions for corporations and individuals, among other provisions. The Company does not expect the CARES Act to have a significant impact on the tax provision for income.
The Company expects its effective income tax rate for the full year to be approximately (14.6)% driven primarily by the projection of a full year pretax loss from the impact of the COVID-19 on the Company's U.S. GAAP financial results. This estimate could be revised in the future as additional information is presented to the Company.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
United States	$246,852	$256,726
Europe	45,896	48,640
Asia Pacific	39,960	35,700
Rest of World	21,616	18,624
Total Revenues	$354,324	$359,690
The Company generates significant revenues outside the U.S., a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business could have an impact on the demand for the Company's products in foreign countries. Local economic conditions, regulatory compliance or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all may combine to affect our sales into markets outside the U.S.
Domestic revenues decreased to $246.9 million for the three months ended March 31, 2020 compared to the same period last year. European sales decreased by $2.7 million for the three months ended March 31, 2020 compared to the same period last year. Decrease in Domestic and European revenues was primarily due to adverse effects of the COVID-19 pandemic. Sales to customers in Asia Pacific and the Rest of the World for the three months ended March 31, 2020 increased by $7.3 million compared to the same period last year primarily driven by increases including Dural Access and Repair due to continued growth in Japan, and growth in international sales due partially to advanced purchases in several indirect markets due to increased concerns over the spread of COVID-19 in overseas countries.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $357.7 million and $198.9 million at March 31, 2020 and December 31, 2019 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2020, our non-U.S. subsidiaries held approximately $152.2 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$20,814	$29,484
Net cash used in investing activities	(21,485)	(15,806)
Net cash provided by financing activities	162,005	5,393
Effect of exchange rate fluctuations on cash	(2,533)	(884)
Cash Flows Provided by Operating Activities
Operating cash flows for the three months ended March 31, 2020 decreased compared to the same period in 2019. Net income after non-cash adjustments decreased for the three months ended March 31, 2020 by approximately $5.8 million compared to the same period in 2019 primarily due to adverse effects of the COVID-19 pandemic. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $32.4 million for the three months ended March 31, 2020 compared to an increase of $29.5 million for the same period in 2019. The decrease in 2020 is primarily driven by increased investment in inventories related to new product launches and legal entity manufacturing changes associated with the Codman Neurosurgery acquisition integration. In addition, decreases were also driven by reduced payables offset by decreases in accounts receivable due to progress in collection efforts.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2020, we paid $16.5 million for capital expenditures, most of which were directed to our Mansfield, Massachusetts facility, our new Princeton, New Jersey facility and commercial expansion and $5.0 million payment related to the first developmental milestone for Rebound.
During the three months ended March 31, 2019, the Company paid $16.1 million for capital expenditures, most of which were directed to our Mansfield, Massachusetts facility, and commercial expansion.
Cash Flows Used in Financing Activities
Our principal sources of cash from financing activities in the three months ended March 31, 2020 were $515.3 million proceeds from the issuance of Convertible Senior Notes including the call and warrant transactions, $113.2 million borrowing under our Senior Credit Facility and Securitization Facility and $2.3 million in proceeds from the exercise of stock options. These were offset by repayments of $344.2 million on the revolving portion of our Senior Credit Facility and Securitization Facility, $20.3 million debt issuance costs related to the Amended and Restated Credit Agreement, $100 million purchases of treasury stock and $4.3 million cash taxes paid in net equity settlement.
Our principal sources of cash from financing activities in the three months ended March 31, 2019 were $67.2 million from borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $57.4 million on the revolving portion of our Senior Credit Facility and Securitization Facility and $6.2 million cash taxes paid in net equity settlement.
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6 - Debt to the current period’s condensed consolidated financial statements for a discussion of our Amended and Restated Senior Credit Agreement, Convertible Senior Notes and Securitization Facility and Note 7 - Derivative Instruments for discussion of our hedging activities.
As a result of the COVID-19 pandemic, we expect to continue to experience materially lower sales for as long as the deferral of surgeries continues. We are forecasting that for the next twelve months, sales and earnings will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment to the Senior Credit Facility. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs.

Share Repurchase Plan
On December 11, 2018, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020.

During the three months ended March 31, 2020, the Company repurchased 1.4 million shares of Integra’s common stock as a part of our existing share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a
$92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares through an accelerated share repurchase ("ASR"), which represented approximately 80% of the expected total shares. The remaining 20% of the expected total shares is expected to settle during the second quarter of 2020, upon which additional shares of common stock may be delivered to the Company or, under certain circumstances, the Company may be required to make a cash payment or may elect to deliver shares of our common stock to the ASR counterparty. The total number of shares to be delivered or the amount of such payment, as well as the final average price per share, will be based on the volume-weighted average price, less a discount, of our common stock during the term of the transaction.

The Company has $125.0 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.
Dividend Policy
The Company has not paid any cash dividends on our common stock since our formation. Our Senior Credit Facility limits the amount of dividends that we may pay. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows and other factors deemed relevant by the Board of Directors.
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities. Further, as part of our actions to manage the impacts of COVID-19 on our business, we will significantly reduce our capital expenditures for 2020.
As a result of the COVID-19 pandemic, the Company expects to experience reduced cash flow from operations as a result of decreased revenues and earnings. Moreover, we are focused on ensuring that we have adequate inventory on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain and, accordingly, may continue to maintain these higher levels of inventory during the second quarter of 2020 and beyond.
Off-Balance Sheet Arrangements
The Company has no off–balance sheet financing arrangements during the three months ended March 31, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of March 31, 2020, the Company is obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2020	2021-2022	2023-2024	Thereafter
	(In millions)
Revolving Credit Facility (1)	$150.0	$—	$—	$—	$150.0
Term Loan	877.5	—	78.8	129.3	669.4
Securitization Facility (1)	98.5	—	98.5	—	—
Convertible Debt (4)	575.0	—	—	—	575.0
Interest (2)	91.1	15.6	39.6	34.4	1.5
Employment Agreements (3)	0.7	0.7	—	—	—
Operating Leases	154.2	10.6	27.8	23.3	92.5
Purchase Obligations	1.0	0.6	0.4	—	—
Other	4.4	1.0	0.7	1.6	1.1
Total	$1,952.4	$28.5	$245.8	$188.6	$1,489.5

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
(4)
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its of 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. See Note 6, Debt, for the details on the 2025 Notes.

The Company has excluded its contingent consideration obligation related to a prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $13.4 million at March 31, 2020. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its option to acquire Integrated Shoulder Collaboration Inc., which becomes mandatory upon achievement of a certain sales threshold, for an amount not to exceed $80.0 million. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its future pension contribution obligations and deferred compensation obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.8 million at March 31, 2020. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 have not materially changed.
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 7, Derivative Instruments for further information.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2020 would increase interest income by approximately $3.6 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
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
The total notional amount of interest rate swaps in effect as of March 31, 2020 was $900 million. Based on our outstanding borrowings at March 31, 2020, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $2.3 million on an annualized basis.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16. Commitment and Contingencies.

ITEM 1A. RISK FACTORS
The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its fiscal year ended December 31, 2019 and in its subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. The risk factors described below may have the effect of heightening many of the risks contained in the Company’s Form 10-K and other periodic reports.
The effects of the COVID-19 pandemic have significantly impacted global economic conditions and have affected our operations, supply chain, distribution, sales force, as well as the financial stability of hospitals and other customers, and could cause a reduction in all operative procedures, which could materially adversely affect our business, results of operations, financial condition, and stock price.
On March 11, 2020, the World Health Organization (“WHO”) characterized the Novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. On March 13, 2020, the President of the United States declared a national emergency in response to the COVID-19 pandemic. In an effort to control the spread of COVID-19, governments around the world, including in the U.S., have implemented measures including quarantines, “shelter in place” orders, “stay at home” orders, travel restrictions, business operation restrictions, school closures, and other similar types of measures. The impact of the pandemic, while still evolving, has caused significant economic and financial uncertainty in the U.S. and around the world, generating concerns the effects will lead to a global recession or depression. Governments around the world are attempting to mitigate the economic impact by passing fiscal stimulus measures to assist monetarily with the impacts of COVID-19. Furthermore, variance in actions by governments around the world, economic or otherwise, could result in disparate impact on businesses, including our business, and lead to impactful geopolitical instability.
We are unable to assess with certainty the extent to which COVID-19 impacts our future results. Those impacts will depend on future developments that are highly unpredictable and uncertain, such as the severity of the pandemic and global actions in response thereto. Our existing insurance coverage will not provide protection for all of the COVID-19-related disruption that has or may arise during this time. Our management team is focused on mitigating adverse effects of the pandemic, thereby shifting their focus from other priorities. Should these conditions worsen, or endure for an extended period of time, the Company may face operational and other risks that the Company faced prior to the pandemic but are elevated due to the disruption of the pandemic. We continue to assess our business operations and the impact COVID-19 may have on our financial results, but there are no assurances that such analysis will enable us to avoid or precisely forecast the impact or consequences of COVID-19, including business downturns and/or a recession. A recession or depression could materially affect our business, including but not limited to our future access to capital, and negatively impact the value of our stock.
Our ability to manufacture products may be materially adversely impacted by the coronavirus.
Similar to many other employers in the U.S., the Company is requiring many employees to work remotely. We have continued to operate certain manufacturing facilities to date in compliance with federal, state and local orders regarding COVID-19. The health of the Company’s workforce is our top concern. Accordingly, the Company’s management team may have to enact further precautionary measures to minimize any impact to our employees. Should our ability to manufacture as a result of COVID-19 be impacted it may not be possible for us to manufacture relevant products at required levels or at all. We may not be able to obtain necessary products or components from our suppliers and vendors due to the additional constraints. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows which include, without limitation, the Company’s liquidity or access to, or cost of, credit. The Company is unable to quantify the full extent of the impact nor is it able to predict the ultimate consequences. Moreover, continuation of manufacturing operations may be dependent upon adequate access to personal protective equipment (“PPE”). In the event that access to PPE is constrained, manufacturing operations maybe impacted.

Our sales may be materially adversely impacted by the coronavirus.
In March 2020, the Centers for Medicare and Medicaid Services (“CMS”) recommended the postponement of elective procedures until further notice to preserve PPE. The American College of Surgeons (the “ACS”), following CMS, called for hospitals to “minimize, postpone or cancel” elective procedures until the COVID-19 outbreak slows down. On April 16, 2020, the President of the United States announced a plan that would allow elective surgeries to resume. On April 17, 2020, the ACS released a guide for health care facilities preparing to resume elective surgery once the COVID-19 disease was under control in their respective areas. The postponement from March of elective surgeries may negatively impact the demand for and sales of our products. A major component of our sales force function is the ability to meet with health care providers in person to discuss our products. Moreover, continuation of sales maybe dependent upon adequate access to PPE in order to gain access to health care providers. In the event that access to PPE is constrained, sales may be impacted. The current “shelter in place” and social distancing mandates may negatively affect demand by limiting the ability of our sales force to maintain their contacts with health care personnel for an unknown period of time. Additionally, variance on a state-by-state basis of the resumption of elective surgeries may further impact our business. There is also a risk that our international distributors may not remain financially viable due to COVID-19 and that our customers will not be able to purchase our products or pay for such products on a timely basis, or at all. As a result, we are uncertain as to whether our sales force, distributors, and customers will be able to increase or maintain current levels of sales or pricing, which could materially adversely impact our business.
We are subject to stringent domestic and foreign medical device regulations and any adverse regulatory action may adversely affect our financial condition and business operations.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We are also subject to regulations that may apply to certain of our products that are Drug/Device Combination products or are considered to be subject to pharmaceutical regulations outside the U.S. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could
•take a significant amount of time;
•require the expenditure of substantial financial and other resources;
•involve rigorous and expensive pre-clinical and clinical testing, as well as increased post-market surveillance;
•lead to failed clinical trials or weakened clinical evidence
•involve modifications, repairs or replacements of our products; and
•result in limitations on the indicated uses of our products.
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
In addition, the European Medical Device Regulation (“EU MDR”) passed in the European Parliament on April 5, 2017 and went into effect on May 25, 2017, replacing the Medical Device Directive. The EU MDR is an extensive reform of the rules that govern the medical device industry in Europe. Under this regulation, manufacturers will have three (3) years to comply with a broad set of new rules for almost every kind of medical device. The EU MDR will require changes in the clinical evidence required for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes. The European Parliament has recently announced changes to the timing of implementation for Class I Reusable from May 26, 2020 to May 26, 2024 and the EUDAMED Database from May 26, 2020 to May 26, 2022.
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
Overall, medical device companies can expect longer lead times to obtain product registrations (CE Mark Certification) in the EU and a substantially costlier pathway to compliance in the EU. We are not yet able to determine the costs of complying with these regulations, how the EU will interpret and enforce them, what the timeliness for approvals of products will be and the overall effect of the EU MDR on the marketplace. Given the significant additional pre-market and post-market requirements imposed by the EU MDR, the overall impact of these new rules could have a material, adverse effect on the Company’s revenues and expenses.
On April 23, 2020, the European Parliament delayed the implementation date of the EU MDR from May 26, 2020 to May 26, 2021 due to COVID-19. We are unable to determine at this time the ultimate impact of the COVID-19 pandemic on the Company’s product registrations or development, including whether the FDA and/or comparable foreign agencies will be impacted by the pandemic in ways that will cause delays in clinical trials, quality inspections and/or regulatory approvals. Such delays could result in a material adverse impact on the Company’s business operations.
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
The COVID-19 pandemic has led to disruption and volatility in global financial markets, decreasing economic activity. Many companies have reported experiencing reduced liquidity and uncertainty in their ability to raise capital. If these conditions result in a prolonged economic downturn, the impact to our customers could have a material adverse effect on our results of operations.
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
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business, acquisitions, and ongoing capital expenditures, which could impede our growth. In addition, our ability to comply with, renegotiate or extend the Company’s debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.  Any disruptions in our operations, the financial markets, or the overall economy, including as a result of COVID-19, may adversely affect the availability and cost of credit to us and/or our ability to comply with our existing obligations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information pertaining to our common stock under the repurchase program can be found in Note 11. Treasury Stock.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Reference is hereby made to the Exhibit Index on page 48.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	May 7, 2020	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	/s/ Carrie L. Anderson
Carrie L. Anderson
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2020	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Corporate Controller
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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 7, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.