Form 10-Q
period 2020-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2020-08-10
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 6, 2020 was 84,270,975.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Statements of Operations and Comprehensive Income/Loss for the three and six months ended June 30, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	6

Condensed Consolidated Statements of Changes in Shareholder's Equity for the three and six months ended June 30, 2020 and 2019 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	45

SIGNATURES	46

Exhibit 4.1
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue, net	$258,665	$383,645	$612,989	$743,335
Costs and expenses:
Cost of goods sold	105,478	143,671	238,954	272,583
Research and development	14,926	17,633	35,742	35,954
Selling, general and administrative	116,108	165,378	282,060	340,247
Intangible asset amortization	8,073	11,004	15,050	16,284
Total costs and expenses	244,585	337,686	571,806	665,068
Operating income	14,080	45,959	41,183	78,267
Interest income	2,281	2,710	4,851	5,138
Interest expense	(15,682)	(13,384)	(33,434)	(26,533)
Other income, net	972	1,098	493	4,334
Income before income taxes	1,651	36,383	13,093	61,206
Provision (benefit) for income taxes	2,020	6,647	4,282	$(1,286)
Net income (loss)	$(369)	$29,736	$8,811	$62,492

Net income (loss) per share
Basic	$(0.00)	$0.35	$0.10	$0.73

Diluted	$(0.00)	$0.34	$0.10	$0.72

Weighted average common shares outstanding (See Note 13):
Basic	84,706	85,577	84,955	85,460
Diluted	84,706	86,257	85,548	86,407
Comprehensive income (loss) (See Note 14)	$1,095	$17,714	$(17,912)	$39,235

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$360,981	$198,911
Trade accounts receivable, net of allowances of $6,815 and $4,303	179,143	275,296
Inventories, net	358,756	316,054
Prepaid expenses and other current assets	67,342	67,907
Total current assets	966,222	858,168
Property, plant and equipment, net	334,334	337,404
Right of use asset - operating leases	93,380	94,530
Intangible assets, net	998,686	1,031,591
Goodwill	956,207	954,280
Deferred tax assets, net	7,529	12,623
Other assets	35,401	14,644
Total assets	$3,391,759	$3,303,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$11,250	$45,000
Current portion of lease liability - operating leases	13,153	12,253
Accounts payable, trade	58,291	113,090
Contract liabilities	4,717	4,772
Accrued compensation	51,630	79,385
Accrued expenses and other current liabilities	73,374	76,809
Total current liabilities	212,415	331,309
Long-term borrowings under senior credit facility	1,007,317	1,198,561
Long-term borrowings under securitization facility	68,700	104,500
Long-term convertible securities	465,006	—
Lease liability - operating leases	98,831	97,504
Deferred tax liabilities	21,260	36,553
Other liabilities	169,134	118,077
Total liabilities	2,042,663	1,886,504
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,189 and 88,735 issued at June 30, 2020 and December 31, 2019, respectively	892	887
Additional paid-in capital	1,279,370	1,213,620
Treasury stock, at cost; 4,915 shares and 2,865 shares at June 30, 2020 and December 31, 2019, respectively	(235,226)	(119,943)
Accumulated other comprehensive loss	(103,124)	(76,402)
Retained earnings	407,184	398,574
Total stockholders’ equity	1,349,096	1,416,736
Total liabilities and stockholders’ equity	$3,391,759	$3,303,240

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$8,811	$62,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,826	53,985
Non-cash impairment charges	—	5,764
Deferred income tax benefit	(401)	(9,077)
Share-based compensation	8,922	9,859
Amortization of debt issuance costs and expenses associated with debt refinancing	5,551	2,713
Non-cash lease expense	1,760	1,430
Accretion of bond issuance discount	6,780	—
Loss on disposal of property and equipment	517	611
Change in fair value of contingent consideration and others	(708)	10
Changes in assets and liabilities:
Accounts receivable	95,293	(30,356)
Inventories	(47,041)	(21,558)
Prepaid expenses and other current assets	2,191	(14,806)
Other non-current assets	6,149	2,846
Accounts payable, accrued expenses and other current liabilities	(88,671)	16,410
Contract liabilities	(637)	(1,971)
Other non-current liabilities	(3,411)	(344)
Net cash provided by operating activities	53,931	78,008
INVESTING ACTIVITIES:
Purchases of property and equipment	(23,736)	(33,750)
Acquired in-process research and development milestone	(5,000)	—
Proceeds from note receivable	—	495
Proceeds from sale of property and equipment	3,302	35
Net cash used in investing activities	(25,434)	(33,220)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	127,700	101,200
Payments on debt	(388,500)	(105,000)
Purchase of option hedge on convertible notes	(104,248)	—
Proceeds from convertible notes issuance	575,000	—
Proceeds from sale of stock purchase warrants	44,563	—
Payment of debt issuance costs	(20,264)	—
Purchases of treasury stock	(100,000)	—
Proceeds from exercised stock options	3,598	2,213
Cash taxes paid in net equity settlement	(4,397)	(6,212)
Net cash provided by (used in) financing activities	133,452	(7,799)
Effect of exchange rate changes on cash and cash equivalents	121	257
Net increase in cash and cash equivalents	162,070	37,246
Cash and cash equivalents at beginning of period	198,911	138,838
Cash and cash equivalents at end of period	$360,981	$176,084
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands)

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2020	88,735	$887	(2,865)	$(119,943)	$1,213,620	$(76,401)	$398,573	$1,416,736
Net income	—	—	—	—	—	—	9,180	9,180
Other comprehensive loss, net of tax	—	—	—	—	—	(28,187)	—	(28,187)
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	357	2	10	476	(3,217)	—	—	(2,739)
Share-based compensation		—	—	—	3,781	—	—	3,781
Share repurchase and equity component of the convertible note issuance, net	—	—	(135)	(7,632)	42,538	—	—	34,906
Accelerated shares repurchased	—	—	(1,304)	(75,407)	(16,961)	—	—	(92,368)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, March 31, 2020	89,105	$889	(4,294)	$(202,506)	$1,240,455	$(104,588)	$407,553	$1,341,803
Net loss	—	—	—	—	—	—	(369)	(369)
Other comprehensive income, net of tax	—	—	—	—	—	1,464	—	1,464
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	84	3	—	(35)	1,282	—	—	1,250
Share-based compensation	—	—	—	—	4,948	—	—	4,948
Accelerated shares repurchased	—	—	(621)	(32,685)	32,685	—	—	—
Balance, June 30, 2020	89,189	$892	(4,915)	$(235,226)	$1,279,370	$(103,124)	$407,184	$1,349,096

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2019	88,044	$880	(2,881)	$(120,615)	$1,192,601	$(45,443)	$348,373		$1,375,796
Net income	—	—	—	—	—	—	32,756		32,756
Other comprehensive loss, net of tax	—	—	—	—	—	(11,236)	—		(11,236)
Issuance of common stock through employee stock purchase plan	17	—	—	—	716	—	—		716
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	243	2	12	506	(5,629)	—	—		(5,121)
Share-based compensation	—	—	—	—	4,119	—	—		4,119
Balance, March 31, 2019	88,304	$882	(2,869)	$(120,109)	$1,191,807	$(56,679)	$381,129		$1,397,030
Net income	—	—	—	—	—	—	29,736		29,736
Other comprehensive loss, net of tax	—	—	—	—	—	(12,021)	—		(12,021)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	47	1	—	2	405	—	—		408
Share-based compensation	—	—	—	—	5,798	—	—		5,798
Balance, June 30, 2019	88,351	$883	(2,869)	$(120,107)	$1,198,010	$(68,700)	$410,865	—	$1,420,951

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
In the opinion of management, the June 30, 2020 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholder's equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The December 31, 2019 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the responses to the pandemic and information is rapidly evolving. From late March, the Company's customers diverted resources to treat COVID-19 patients and deferred or canceled elective or non-emergent surgical procedures, all of which impacted hospitals' abilities to meet their obligations, including to the Company. During the second quarter of 2020, procedural volumes relevant to the Company’s products began to steadily increase and, in some geographic areas, began to approach normalized levels. However, on-going uncertainty persists about the continuing sustainability of those procedural volumes as virus outbreaks, especially in certain regions in the United States, constrain healthcare networks. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is likely that it could cause a local and/or global economic recession. Such economic disruption has had an adverse effect on the Company's business as customers curtailed and reduced capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and the economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted with certainty. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. The Company has already implemented contingency plans in first half of 2020 in order to address the operational impact of the COVID-19 pandemic and the continuity of operations. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than currently expected, the Company may need to take further steps to reduce costs.

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
The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be an adverse impact as hospital's cash flows are impacted by their response to the COVID-19 pandemic.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The adoption is not expected to have a material impact on on the Company's consolidated financial statements and related disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06 Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity . The guidance simplifies accounting for convertible instruments by removing major

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify. The guidance also simplifies the diluted net income per share calculation in certain areas. The ASU will be effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.
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
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date:

	Final Valuation as of June 30, 2020	Weighted Average Life
	(Dollars in thousands)
Cash	$90
Other current assets	751
Property, plant and equipment	457
Deferred tax assets	1,697
Intangible assets:
CerebroFlo developed technology	20,100	15 years
Enabling technology license	1,980	14 years
Goodwill	27,153
Total assets acquired	52,228

Accounts payable, accrued expenses and other liabilities	2,926
Contingent consideration	13,100
Deferred tax liabilities	5,603
Net assets acquired	$30,599

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
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of June 30, 2020 was $13.5 million. This amount is included in other liabilities at June 30, 2020 in the consolidated balance sheets of the Company.
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
The following table summarizes the changes in the contract asset and liability balances for the six months ended June 30, 2020:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contract Asset
Contract asset, January 1, 2020	$8,680
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(8,680)
Contract asset, net of transferred to trade receivables on contracts during the period	7,402
Contract asset, June 30, 2020	$7,402

Contract Liability
Contract liability, January 1, 2020	$11,946
Recognition of revenue included in beginning of year contract liability	(2,276)
Transfers from long-term to short-term	1,692
Foreign currency translation	(82)
Contract liability, June 30, 2020	$11,280

At June 30, 2020, the short-term portion of the contract liability of $4.7 million and the long-term portion of $6.6 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of June 30, 2020, the Company is expected to recognize approximately 42% of unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Neurosurgery	$141,430	$192,929	$326,373	$372,448
Instruments	28,348	56,329	74,845	111,378
Total Codman Specialty Surgical	169,778	249,258	401,218	483,826

Wound Reconstruction and Care	56,291	82,282	128,558	157,245
Extremity Orthopedics	11,162	21,762	32,634	44,447
Private Label	21,434	30,343	50,579	57,817
Total Orthopedics and Tissue Technologies	88,887	134,387	211,771	259,509
Total revenue	$258,665	$383,645	$612,989	$743,335

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Prior period amounts were reclassified between categories within the Codman Specialty Surgical segment to conform to the current period presentation.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Finished goods	$230,864	$201,870
Work in process	52,805	48,333
Raw materials	75,087	65,851
Total inventories	$358,756	$316,054

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2020 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2019	$653,500	$300,780	$954,280
Foreign currency translation	1,320	607	1,927
Goodwill at June 30, 2020	$654,820	$301,387	$956,207

The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$885,015	$(237,580)	$647,435
Customer relationships	12 years	222,249	(131,273)	90,976
Trademarks/brand names	28 years	103,794	(30,277)	73,517
Codman tradename	Indefinite	164,787	—	164,787
Supplier relationships	27 years	34,721	(18,661)	16,060
All other(1)	4 years	10,879	(4,968)	5,911
		$1,421,445	$(422,759)	$998,686

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$880,623	$(213,702)	$666,921
Customer relationships	12 years	222,575	(119,393)	103,182
Trademarks/brand names	28 years	103,873	(28,514)	75,359
Codman tradename	Indefinite	163,126	—	163,126
Supplier relationships	27 years	34,721	(17,947)	16,774
All other (1)	4 years	10,869	(4,640)	6,229
		$1,415,787	$(384,196)	$1,031,591

(1)	At June 30, 2020 and December 31, 2019, all other included IPR&D of $1.0 million, which was indefinite-lived.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $36.4 million for the remainder of 2020, $64.5 million in 2021, $61.0 million in 2022, $60.1 million in 2023, $59.2 million in 2024, $59.2 million in 2025 and $492.7 million thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On July 14, 2020, the Company entered into an amendment (the "July 2020 Amendment") to the February 2020 Amendment of the Senior Credit Facility to increase financial flexibility in light of the unprecedented impact and uncertainty of the COVID-19 pandemic on the global economy. The July 2020 amendment does not increase the Company’s total indebtedness. The July 2020 Amendment (i) temporarily increases the Company’s maximum consolidated total leverage ratio from 5.0 to 5.5 for the four financial quarters beginning July 1, 2020 and ending June 30, 2021, and (ii) temporarily establishes the applicable rate of 2.25% in the event that the Company has a consolidated total leverage ratio in the range of 5.0 to 5.5 between July 1, 2020 and June 30, 2021, while the applicable rates remain unchanged when the Company’s consolidated total leverage ratio is less than 5.0.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2020, the Company was in compliance with all such covenants. In connection with the February 2020 Amendment, the Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020.
At June 30, 2020 and December 31, 2019, there was $150.0 million and $375.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 1.6% and 3.2%, respectively. At June 30, 2020 and December 31, 2019, there was $877.5 million outstanding, respectively, under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 1.6% and 3.2%, respectively. At June 30, 2020, $11.3 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet as the first mandatory repayment is due June 30, 2021.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at June 30, 2020 were $139.3 million and $820.0 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of June 30, 2020 and December 31, 2019 totaled $0.8 million. There were no amounts drawn as of June 30, 2020.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended June 30, 2020	Principal Repayment
(In thousands)
Remainder of 2020	$—
2021	33,750
2022	45,000
2023	61,875
2024	67,500
2025	669,375
$877,500

The outstanding balance of the revolving credit component of the Senior Credit Facility is due on February 3, 2025.
Convertible Senior Notes
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its of 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. The portion of debt proceeds that was classified as equity at the time of the offering was $104.5 million, and that amount is being amortized to interest expense using the effective interest method through August 2025. The effective interest rate implicit in the liability component is 4.2%. In connection with this offering, the Company capitalized $13.2 million of financing fees. At June 30, 2020, the carrying amount of the liability component was $477.2 million, the remaining unamortized discount was $97.8 million, and the principal amount outstanding was $575.0 million. The fair value of the 2025 Notes at June 30, 2020 was $522.7 million.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

the average trading price per $1000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of June 30, 2020, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
During the six months ended June 30, 2020, the Company recognized cash interest related to the contractual interest coupon of $1.2 million and amortization of the discount on the liability component of $6.8 million for a total interest charge of $8.0 million on the 2025 Notes.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") is for an initial three-year term and may be extended. The Securitization Agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2020, the Company was in compliance with the covenants and none of the termination events had occurred. At June 30, 2020 and December 31, 2019, the Company had $68.7 million and $104.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 1.7% and 2.8%, respectively.
The fair value of the outstanding borrowing of the Securitization Facility at June 30, 2020 was $68.5 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company held the following interest rate swaps as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	June 30, 2020	December 31, 2019					June 30, 2020	December 31, 2019
Hedged Item	Notional Amount	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
3-month USD LIBOR Loan	—	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	$—	$(2)
1-month USD LIBOR Loan	—	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	—	12
1-month USD LIBOR Loan	100,000	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(1,835)	(581)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(7,401)	(2,880)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(7,446)	(2,880)
1-month USD LIBOR Loan	100,000	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(8,982)	(3,517)
1-month USD LIBOR Loan	50,000	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(4,137)	(1,778)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(17,286)	(6,595)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(10,986)	(5,750)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(11,012)	(5,747)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(11,037)	(5,807)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(11,172)	(4,930)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(10,833)	(4,691)
Total interest rate derivatives designated as cash flow hedge	$1,175,000	$1,325,000					$(102,127)	$(45,145)

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
The Company held the following cross-currency rate swaps as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

						June 30, 2020	December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	32,355	$(690)	$(101)
Receive U.S.$			4.38%		$33,333

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(331)	(119)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	1,062	(289)
Receive U.S.$			4.52%		$150,000

Total						$41	$(509)

The cross- currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three and six months ended June 30, 2020, the Company recorded losses of $3.4 million and $5.1 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains recognized on the intercompany loans. For the three and six months ended June 30, 2019, the Company recorded losses of $5.1 million and $1.8 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains recognized on the intercompany loans.
For the three and six months ended June 30, 2020, the Company recorded a loss of $2.3 million and a gain of $3.6 million in AOCL, respectively, related to change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2019, the Company recorded a loss of $1.7 million and a gain for $5.8 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2020, the Company recorded gains of $1.5 million and $3.0 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2019, the Company recorded gains of $1.7 million and $3.7 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of June 30, 2020 within the next twelve months is $5.0 million. As of June 30, 2020, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

						June 30, 2020	December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	44,859	$3,037	$2,459
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	5,234	3,087
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	4,416	2,032
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	16,614	(154)
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—%	CHF	165,172	(8,661)	1,221
Receive GBP			1.67%	GBP	128,284

Total						$20,640	$8,645

The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three and six months ended June 30, 2020, the Company recorded loss of $2.5 million and a gain of $16.4 million in AOCL related to the change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2019, the Company recorded a loss of $0.8 million and a gain of $9.4 million in AOCL related to the change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2020, the Company recorded gains of $2.2 million and $4.4 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2019, the Company recorded gains of $2.4 million and $4.7 million, respectively, in interest income included in the consolidation statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of June 30, 2020 within the next twelve months is $8.2 million.
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

The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2020	December 31, 2019
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$—	$12
Cross-currency swap	5,030	5,032
Net Investment Hedges
Cross-currency swap	8,195	7,952
Other assets
Cash Flow Hedges
Interest rate swap	—	—
Cross-currency swap	—	—
Net Investment Hedges
Cross-currency swap	23,256	3,465
Total derivatives designated as hedges — Assets	$36,481	$16,461

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$22,701	$6,635
Cross-currency swap	690	101
Other liabilities
Cash Flow Hedges
Interest rate swap	79,426	38,522
Cross-currency swap	4,299	5,440
Net Investment Hedges
Cross-currency swap	10,811	2,772
Total derivatives designated as hedges — Liabilities	$117,927	$53,470

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2020 and 2019:

	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2020
Cash Flow Hedges
Interest rate swap	$(95,753)	$(9,988)	$(3,614)	$(102,127)	Interest expense
Cross-currency swap	6,266	(2,322)	(1,899)	5,843	Other income (expense),net
Net Investment Hedges
Cross-currency swap	26,946	(2,543)	2,179	22,224	Interest income
	$(62,541)	$(14,853)	$(3,334)	$(74,060)
Three Months Ended June 30, 2019
Cash Flow Hedges
Interest rate swap	$(16,678)	$(25,163)	$1,320	$(43,161)	Interest expense
Cross-currency swap	(3,895)	(1,716)	(3,327)	(2,284)	Other income (expense),net
Net Investment Hedges
Cross-currency swap	7,261	(800)	2,407	4,054	Interest income
	$(13,312)	$(27,679)	$400	$(41,391)

	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2020
Cash Flow Hedges
Interest rate swap	$(45,146)	$(61,637)	$(4,656)	$(102,127)	Interest expense
Cross-currency swap	177	3,585	(2,081)	5,843	Other income (expense),net
Net Investment Hedges
Cross-currency swap	10,229	16,357	4,362	22,224	Interest income
	$(34,740)	$(41,695)	$(2,375)	$(74,060)
Six months ended June 30, 2019
Cash Flow Hedges
Interest rate swap	$619	$(41,053)	$2,727	$(43,161)	Interest expense
Cross-currency swap	(6,190)	5,757	1,851	(2,284)	Other income (expense), net
Net Investment Hedges
Cross-currency swap	(632)	9,422	4,736	4,054	Interest income
	$(6,203)	$(25,874)	$9,314	$(41,391)

8. STOCK-BASED COMPENSATION
As of June 30, 2020, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).

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
Stock Options
As of June 30, 2020, there were approximately $6.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 348,587 stock options granted during the six months ended June 30, 2020. For the six months ended June 30, 2020, the weighted average grant date fair value for stock options was $13.03 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2020, there was approximately $32.9 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 312,323 restricted stock awards and 180,875 performance stock awards during the six months ended June 30, 2020. For the six months ended June 30, 2020, the weighted average grant date fair value for restricted stock awards and performance stock units was $44.04 and $43.39 per award, respectively.
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
9. RETIREMENT PLANS
The Company maintains defined benefit pension plans that cover certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2020 were $1.0 million and $1.9 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.9 million and $1.9 million for the three and six months ended June 30, 2020, respectively, are included in other income (expense), net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2019 was $0.5 million and $1.0 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $1.3 million for the three and six months ended June 30, 2019, respectively, are included in other income (expense), net in the consolidated statements of operations.
The estimated fair values of plan assets were $31.9 million and $30.8 million as of June 30, 2020 and December 31, 2019, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2020 and December 31, 2019. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
In May 2019, the Company adopted the Integra LifeSciences Deferred Compensation Plan (the “Plan”). Under the Plan, certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
During the first quarter of 2020, employees participating in the Plan began to defer their compensation. This deferred compensation is invested in funds offered under the Plan and is valued based on Level 1 measurements in the fair value hierarchy. The purpose of the Plan is to retain key employees by providing them with an opportunity to defer a portion of their compensation as elected by the participant in accordance with the Plan. Any amounts set aside to defray the liabilities assumed by the Company will remain the general assets of the Company until such amounts are distributed to the participants. Assets of the Company's deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at June 30, 2020 was $1.5 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2020. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
Most facility leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion, therefore, the majority of renewals to extend the lease terms are not included in the Right of Use ("ROU") assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates renewal options and when they are reasonably certain of exercise, the renewal period is included in the lease term.
As most of the Company's leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
Total operating lease expense for the six months ended June 30, 2020 and June 30, 2019, was $9.7 million and $9.0 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases at June 30, 2020 were as follows:

June 30, 2020
(In thousands, except lease term and discount rate)
Weighted average remaining lease term (in years):

Leased facilities	12.3
Leased vehicles	1.3

Weighted average discount rate:
Leased facilities	5%
Leased vehicles	2.6%

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and six months ended June 30, 2019 were as follows:

	June 30, 2020	June 30, 2019
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,728	$7,771

ROU assets obtained in exchange for lease liabilities:
Operating leases	$6,007	$37,646

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Future minimum lease payments under operating leases at June 30, 2020 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2020	$148	$7,904	$8,052
2021	296	14,083	14,379
2022	296	14,771	15,067
2023	296	12,031	12,327
2024	296	11,285	11,581
Thereafter	1,428	91,725	93,153
Total minimum lease payments	$2,760	$151,799	$154,559
Less: Imputed interest			42,575
Total lease liabilities			111,984
Less: Current lease liabilities			13,153
Long-term lease liabilities			98,831

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
11. TREASURY STOCK
As of June 30, 2020 and December 31, 2019, there were 4.9 million and 2.9 million shares of treasury stock outstanding with a cost of $235.2 million and $119.9 million, at a weighted average cost per share of $47.86 and $41.87, respectively.
On December 11, 2018, the board of directors of the Company (the “Board”) authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020.

During the six months ended June 30, 2020, the Company repurchased 1.9 million shares of Integra’s common stock as part of our existing share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a
$92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares at inception of the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares determined using the volume-weighted average price of the Company's common stock during the term of the transaction.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reported tax rate	122.4%	18.3%	32.7%	(2.1)%

The Company’s effective income tax rates for the three months ended June 30, 2020 and 2019 were 122.4% and 18.3%, respectively. For the three months ended June 30, 2020, the primary driver of the higher tax rate is lower income for the quarter in relation to the updated full year income projection, as impacted by the COVID-19 pandemic.

The Company's effective income tax rates for the six months ended June 30, 2020 and 2019 were 32.7% and (2.1)%, respectively. For the six months ended June 30, 2020, the primary drivers of the higher tax rate were lower book income in lower-taxed jurisdictions and a $3.4 million valuation allowance on certain foreign deferred tax assets as the Company determined that it is no longer more likely than not that these foreign deferred tax assets would be realized due to the adverse impact of the COVID-19 pandemic in certain jurisdictions. For the six months ended June 30, 2019, the primary driver of the lower tax rate was a tax benefit of $10.8 million ($0.13 per share) related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 30, 2019. The Company received a Switzerland federal tax benefit of $12.0 million CHF, which can be used over a seven-year period, ending in 2024.
As of June 30, 2020, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of June 30, 2020. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act includes certain income tax provisions for corporations and individuals, among other provisions. The Company does not expect the CARES Act to have a significant impact on the tax provision for income. The Company continues to monitor the issuance of new legislation, regulations, or case law that may impact federal, state, and international tax positions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic net income (loss) per share:
Net income (loss)	$(369)	$29,736	$8,811	$62,492
Weighted average common shares outstanding	84,706	85,577	84,955	85,460
Basic net income (loss) per common share	$(0.00)	$0.35	$0.10	$0.73

Diluted net income (loss) per share:
Net income (loss)	$(369)	$29,736	$8,811	$62,492

Weighted average common shares outstanding — Basic	84,706	85,577	84,955	85,460
Effect of dilutive securities:
Stock options and restricted stock	—	680	593	947
Weighted average common shares for diluted earnings per share	84,706	86,257	85,548	86,407
Diluted net income (loss) per common share	$(0.00)	$0.34	$0.10	$0.72

Common stock of approximately 0.5 million and 0.1 million shares at June 30, 2020, and 2019, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss)	$(369)	$29,736	$8,811	$62,492
Foreign currency translation adjustment	10,433	7,700	3,620	690
Change in unrealized loss on derivatives, net of tax	(8,830)	(19,703)	(30,136)	(23,937)
Pension liability adjustment, net of tax	(139)	(19)	(207)	(10)
Comprehensive income (loss), net	$1,095	$17,714	$(17,912)	$39,235

Changes in accumulated other comprehensive loss by component between December 31, 2019 and June 30, 2020 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2020	$(26,625)	$(9,709)	$(40,067)	$(76,401)
Other comprehensive income (loss)	(31,957)	(207)	3,620	(28,544)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,821)	—	—	(1,821)
Net current-period other comprehensive income (loss)	(30,136)	(207)	3,620	(26,723)
Balance at June 30, 2020	$(56,761)	$(9,916)	$(36,447)	$(103,124)

For the six months ended June 30, 2020, the Company reclassified a loss of $1.6 million from accumulated other comprehensive loss to other income (expense), net and $0.2 million from interest income.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and six months ended June 30, 2020 and 2019 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Segment Net Sales
Codman Specialty Surgical	$169,778	$249,258	$401,218	$483,826
Orthopedics and Tissue Technologies	88,887	134,387	211,771	259,509
Total revenues	$258,665	$383,645	$612,989	$743,335
Segment Profit
Codman Specialty Surgical	$65,256	$99,241	$152,491	$190,622
Orthopedics and Tissue Technologies	28,688	41,787	59,958	82,282
Segment profit	93,944	141,028	212,449	$272,904
Amortization	(8,073)	(11,004)	$(15,050)	(16,284)
Corporate and other	(71,791)	(84,065)	(156,216)	(178,353)
Operating income	$14,080	$45,959	$41,183	$78,267

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
United States	$181,850	$273,390	$428,702	$530,116
Europe	32,026	50,871	77,922	99,511
Asia Pacific	33,501	37,031	73,461	72,731
Rest of World	11,288	22,353	32,904	40,977
Total Revenues	$258,665	$383,645	$612,989	$743,335

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
Contingent Consideration
The Company determined the fair value of contingent consideration during the six-month period ended June 30, 2020 and June 30, 2019 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2020 and June 30, 2019 is as follows (in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Six Months Ended June 30, 2020	Contingent Consideration Liability Related to Acquisition of Arkis (See Note 2)	Contingent Consideration Liability Related to Acquisition of Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2020	$14,210	$230
Payments	—	—
Loss from change in fair value of contingent consideration liabilities	(708)	—	Research and development
Balance as of June 30, 2020	$13,502	$230

Six Months Ended June 30, 2019	Contingent Consideration Liability Related to Acquisition of Derma Sciences
Long-term
Balance as of January 1, 2019	$230
Payments	—
Loss from change in fair value of contingent consideration liabilities	—
Balance as of June 30, 2019	$230

Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of June 30, 2020 and June 30, 2019 was $0.2 million.
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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. These forward-looking statements include, but are not limited to, statements related to the Company's expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. These statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: The Company's ability to obtain accurate procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by the Company's customers; disruption to the Company's supply chain; closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.

GENERAL
Integra, headquartered in Princeton, New Jersey, is a world leader in medical technologies. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, and repair of nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products, advanced wound care, collagen matrix products for hernia and plastic & reconstructive surgery, and orthopedic hardware, through a combination of several global acquisitions and internally developed products to further meet the needs of its customers and impact patient care.
We manufacture and sell our products in two reportable global business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products comprise of specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operation suites and critical care units. Our Orthopedics and Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, surgical reconstruction, and small bone fixation and joint replacement hardware products for both upper extremities and lower extremities. This business also includes private label sales of a broad set of our regenerative and wound care medical technologies.
We have key manufacturing and research facilities located in California, Massachusetts, New Jersey, Ohio, Tennessee, Texas, Canada, France, Germany, Ireland, Puerto Rico and Switzerland. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
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
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. We successfully completed the Codman Neurosurgery integration, the most significant acquisition in the Company's history, as we exited 45 transition service agreements, across 90 countries. This acquisition expanded the Company's portfolio of neurosurgery products and established us as the world leader in neurosurgery. It has also enabled us to expand our international footprint and customer reach, thereby providing access to our entire product portfolio globally. In 2020, we continue to invest in our two most recent acquisitions Arkis Biosciences, Inc. and Rebound Therapeutics Corporation, both of which are developing innovative technologies for neurosurgery.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential for significant returns on investment.  In February 2020, we launched the AmnioExcel® Plus Placental Allograft Membrane, the next generation wound care offering to support soft tissue repair. Further in 2020, we continue to reap the benefits of many of our 10 new products launches from 2019. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We continue to identify ways of optimizing our portfolio including identifying low-growth, low-margin products and product franchises for discontinuation.
Commercial Channel Investments. With acquisitions, new product introductions and a broader portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. Internationally, we have increased our commercial resources significantly in many markets and are making investments to support our sales organization and maximize our commercial opportunities. We now have a strong international sales channel that will deliver our current portfolio as well as position us for expansion. In addition, we continue to build upon our leadership brands across our product franchises to enable us to engage customers through enterprise-wide contracts.
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
Within our Codman Specialty Surgical segment, the Company received FDA clearance in July 2020 to treat malignant and benign tumors, but not limited to meningiomas and gliomas, for its CUSA® Clarity Ultrasonic Surgical Aspirator System, the first and only ultrasonic tissue ablation system with this specific indication. The FDA clearance is based on a wealth of peer-reviewed clinical publications and 40 years of surgical cases involving resection of brain and spinal tumors. Additionally, the Company continues to reap the benefits of our product launches from the prior year from the Codman Specialty Surgical segment, including our new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. In Japan, we are experiencing strong growth as a result of the successful launch of DuraGen® in the prior year, which is the first and only collagen xenograft approved for use as a dural substitute in the country. We are focused on the development of core clinical applications in our electromechanical technologies portfolio. Also, we updated our CUSA Clarity platform to incorporate a new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our next generation of LED technology with our DUO LED Surgical Headlight System.

Within our Orthopedic and Tissue Technologies segment, we launched AmnioExcel® Plus Placental Allograft Membrane, a human placental tissue product for treatment of wounds during February 2020. We also continued to benefit from the 2019 U.S. product launches the Panta® II TTC Arthrodesis Nail System. The Panta II system is our new fusion nail used in ankle fixation. We also launched a small post baseplate in our reverse shoulder system that accommodates smaller patients. In addition, we initiated the limited market release of enhancements to our Salto Talaris® Total Ankle System. We continue to work on advanced shoulder products and are developing a pyrocarbon shoulder hemiarthroplasty product to add to our orthopedic reconstruction portfolio.

In May 2020, the Company announced positive clinical and economic data on Integra® Bilayer Wound Matrix ("IBWM") in complex lower extremity reconstruction based on two retrospective studies recently published in Plastic and Reconstructive Surgery, the official journal of the American Society of Plastic Surgeons. As surgeons looks for ways to efficiently and effectively repair and close wounds during these challenging times, IBWM helps address the efficiency needed in operating rooms by reducing both the operating time and costs to hospitals and patients.
COVID-19 Pandemic
The Company's focus during this global crisis remains unchanged. The Company continues to support patients, provide customers with life-saving products, and protect the health and safety of its employees. The rapid and evolving spread of the virus has resulted in an unprecedented challenge to the global healthcare industry, as medical resources were reallocated to fight COVID-19. During the first half of 2020, the Company was able to sustain ongoing operations by implementing contingency plans such as enabling its manufacturing and distribution sites around the world to continue operating at levels required to meet demand and to provide for the safety of its employees. During April of 2020, the Company implemented cost-savings measures, which include the following:

•	Reduced executive management compensation through July 2020 and director compensation

•	Reduced cash compensation for all other employees through reduced commissions, reduction in hours through July 2020 and/or furloughs

•	Hiring freeze, elimination of overtime, reduction in certain employee benefit costs, cessation of third-party services and temporary contractor relationships

•	Significant reduction in capital expenditures and discretionary spending including travel, events and marketing programs

The Company remains confident that the underlying markets in which it competes remain attractive over the long term. These comprehensive spending cuts were necessary to protect our financial strength in the face of near-term challenges. Despite those challenges, the Company remains focused on managing the business for the long-term, including preserving full time jobs needed to support the rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as our talented and committed global workforce. Throughout this period, we continued to prioritize and invest in critical R&D and clinical programs. The Company is also increasing inventory to ensure adequate safety stock of select products as surgical procedures continue to recover from levels experienced in the second quarter. As many surgical procedures in which our products are employed cannot be deferred for more than 90 days, this should contribute to the continued recovery of the Company's business. The Company cannot predict with certainty the extent to which the COVID-19 pandemic will impact procedures in the third quarter and beyond.
Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Any such economic recession could have a material adverse effect on the Company's long-term business as hospitals curtail and reduce capital as well as overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on  travel and access to our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of surgical and medical intervention procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Information pertaining to additional risk factors as it relates to the COVID-19 pandemic can be found in Item 1A. Risk Factors.
FDA Matters
On June 22, 2015, the FDA (the “FDA”) issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's ("BioD") morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In July, 2020,  the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/PFinal Guidance”). This Guidance document supersedes the November, 2017 guidance.
The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The revised final guidance extends the discretionary enforcement action to May 31, 2021. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category.
As of June 30, 2020 the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic membrane based products for the six months ended June 30, 2020 were less than 1.0% of consolidated revenues.
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
Revenues of products manufactured in the TEI Boston facility for the six months ended June 30, 2020 were approximately 4.4% of consolidated revenues.
RESULTS OF OPERATIONS
Executive Summary
Net income (loss) for the three months ended June 30, 2020 was $(0.4) million, or ($0.00) per diluted share, as compared to $29.7 million or $0.34 per diluted share for the three months ended June 30, 2019.
Net income for the six months ended June 30, 2020 was $8.8 million, or $0.10 per diluted share, as compared to $62.5 million or $0.72 per diluted share for the six months ended June 30, 2019.
The net income (loss) for the three and six months ended June 30, 2020 was impacted by the COVID-19 pandemic which resulted in lower revenues relative to the level of operating expenses. Further, the Company also had an increase in interest expense due to the issuance of the Convertible Senior Notes and valuation allowance on certain deferred tax assets as a result of the impact of the COVID-19 pandemic and lower book income in lower-taxed jurisdictions.
For the first half of 2020, total revenues were $613.0 million, representing a decline of 17.5% from prior year revenues.
First quarter revenues declined 1.5% which reflects the impact of the COVID-19 pandemic that started mid-March 2020 following two and a half months of revenue trends at the higher end of the Company’s expectations. As a result of the speed and severity of the spread of COVID-19, the Company saw rapid and significant decline in surgical and medical intervention procedures as healthcare providers reallocated resources to address the increasing demands caused by the COVID-19 pandemic. By reacting swiftly in February and working with customers and distributors, we were largely able to mitigate the first quarter impact of the social and economic shutdowns that took place globally.
Second quarter finished with sales of $258.7 million, representing a decline of 32.6% from the prior year period. We saw a steady improvement in the rate of sales decline over the three-month period. In April 2020, revenues were down 45% as compared to the same period in the prior year 2019, as healthcare providers around the world moved rapidly to reallocate resources in order to manage the pandemic. Revenues improved sequentially in both May 2020 and June 2020, as compared to the April low, as surgical procedure restrictions began to ease. We exited the quarter in June with a sales decline of 13% compared to the average daily sales rate of the second quarter of 2019.
Despite the revenue decline, the Company believes that our underlying end-markets, especially neurosurgery and regenerative medicine, are not experiencing fundamental changes to the associated disease conditions.  In many cases these conditions can only be deferred for a short period of time, after which an adverse clinical outcome can occur.
In the Codman Specialty Surgical ("CSS") segment, revenue declined 31.9% in the second quarter of 2020 as compared to the prior year. Both the Neurosurgery and Instruments businesses showed monthly sequential improvement throughout the quarter. In June 2020, CSS revenues declined 13% as compared to the average daily sales rate of the second quarter of 2019.  The improvement in the rate of sales decline in June as compared to the full quarter was led by products used in our Neurosurgery business including dural access and repair, advanced energy consumables, CSF management, and neuromonitoring. Sales of Instruments and capital, while still showing monthly sequential improvement, lagged in this June recovery as sales of these products were more closely tied to hospital and operating budgets rather than directly correlated to procedure recovery.
In the Orthopedics and Tissue Technologies ("OTT") segment, revenue declined 33.9% in the second quarter of 2020 as compared to the prior year. Sales in Wound Reconstruction and Orthopedics businesses showed monthly sequential improvement throughout the quarter. In June 2020, revenue declined 13% as compared to the average daily sales rate of the second quarter of 2019. The improvement in the rate of sales decline in June as compared to the full quarter was led by products in our Orthopedics business as well as products used in nerve repair and products to treat chronic wounds.
Across both segments, the Company continues to expect quarterly sequential revenue improvement in the second half of 2020 as compared to the second quarter of 2020.  For the third quarter of 2020, revenues are expected to remain below prior year levels due to the COVID-19 pandemic and the associated reduction of non-emergent surgical procedures. Additionally, the Company does not expect all markets and product lines to improve at the same rate based on the level of recurrence of

COVID-19 and its associated impact on the pace of procedure recovery and economic normalization. As an example, the recovery of our Instruments business and advanced energy capital products may be slower to recover compared to other products in our portfolio as the demand of these products are more closely tied to the overall financial health of healthcare institutional customers and will likely lag procedure recovery.
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Acquisition and integration-related charges	$6,542	$12,822	$12,708	$32,285
Structural optimization charges	1,230	3,018	4,471	7,816
EU medical device regulation	884	114	3,071	1,223
Litigation charges	—	1,051	—	2,300
Discontinued product lines charges	1,302	2,321	4,487	3,721
Impairment charges	—	5,764	—	5,764
COVID-19 pandemic related charges (1)	(869)	—	3,836	—
Expenses related to debt refinancing	—	—	2,740	—
Convertible debt non-cash interest expense	4,250	—	6,780	—
Total	$13,339	$25,090	$38,093	$53,109
(1) Charges relate to business interruptions and cost associated from the COVID-19 pandemic which impacted the Company's operations globally, partially offset by Coronavirus government relief programs.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Cost of goods sold	$6,300	$7,331	$15,607	$11,214
Research and development	624	2	(427)	1,677
Selling, general and administrative	2,164	11,993	13,394	34,453
Intangible asset amortization	—	5,764	—	5,764
Interest expense	4,251	—	9,519	—
Total	$13,339	$25,090	$38,093	$53,108
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

Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Net Sales	(Dollars in thousands)		(Dollars in thousands)
Codman Specialty Surgical	$169,778	$249,258	$401,218	$483,826
Orthopedics & Tissue Technologies	88,887	134,387	211,771	259,509
Total revenue	258,665	383,645	612,989	743,335
Cost of goods sold	105,478	143,671	238,954	272,583
Gross margin on total revenues	$153,187	$239,974	$374,035	$470,752
Gross margin as a percentage of total revenues	59.2%	62.6%	61.0%	63.3%
Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019
Revenues and Gross Margin
For the three months ended June 30, 2020, total revenues decreased by $125.0 million to $258.7 million from $383.6 million for the same period in 2019. Domestic revenues decreased by $91.5 million, or 33.5%, to $181.9 million and were 70.3% of total revenues for the three months ended June 30, 2020 compared to $273.4 million during the same period in the prior year. International revenues decreased by $33.4 million or 30.3% to $76.8 million for the three months ended June 30, 2020 compared to $110.3 million during the same period in the prior year. The net decrease of $125.0 million was a result of decline in both segments due to disruption from the COVID-19 pandemic as well as $0.8 million due to unfavorable impact of foreign exchange and $7.8 million due to discontinued and divested products.
Codman Specialty Surgical revenues were $169.8, a decrease of $79.5 million, or 31.9% from the prior-year period. Orthopedics and Tissue Technologies revenues were $88.9 million, a decrease of $45.5 million, or 33.9% from the prior-year period. The decrease in both segments is primarily due to disruption caused by the COVID-19 pandemic across all franchises.
Gross margin decreased to $153.2 million for the three-month period ended June 30, 2020, a decrease of $86.8 million from $240.0 million for the same period last year. Gross margin as a percentage of total revenue decreased to 59.2% for the second quarter of 2020 from 62.6% in the same period last year. This decrease is primarily attributable to the disruption caused by the COVID-19 pandemic.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2020	2019
Research and development	5.8%	4.6%
Selling, general and administrative	44.9%	43.1%
Intangible asset amortization	3.1%	2.9%
Total operating expenses	53.8%	50.6%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, in-process research and development expense and amortization expenses, decreased by $54.9 million, or 28.3% to $139.1 million in the three months ended June 30, 2020, compared to $194.0 million in the same period in 2019.
Research and development expenses for the three months ended June 30, 2020 decreased by $2.7 million as compared to the prior year. Selling, general and administrative costs decreased by $49.3 million as compared to the prior year. The decrease in research and development was driven by cost reduction in response to the COVID-19 pandemic while continuing to prioritize and invest in critical R&D and clinical programs. The decrease in selling, general and administrative expenses was driven by overall cost reduction actions, along with lower commission and selling costs associated with lower revenue in the quarter.
The Company's spending in the second quarter of 2020 reflected reduction in expense as various activities were restricted by the COVID-19 pandemic, including ceasing of third-party services and temporary contractor relationships as well as reductions in capital expenditures, temporary reductions in employee compensation and lower discretionary spending. Additionally, the Company also incurred costs associated with the impact of the COVID-19 pandemic, including personal protection equipment, testing for our employees and extra cleaning of our facilities, partially offset by the benefit of coronavirus government relief programs.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Interest income	$2,281	$2,710
Interest expense	(15,682)	(13,384)
Other income(expense), net	972	1,098
Interest Expense
Interest expense for the three months ended June 30, 2020 increased by $2.3 million as compared to the same period last year primarily due to increase in non-cash interest expense due to the issuance of the Convertible Senior Notes.
Income Taxes

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Income before income taxes	$1,651	$36,383
Income tax (benefit) expense	2,020	6,647
Effective tax rate	122.4%	18.3%
The Company’s effective income tax rates for the three months ended June 30, 2020 and 2019 were 122.4% and 18.3%, respectively.
For the three months ended June 30, 2020, the higher tax rate is primarily attributable to lower income for the quarter in relation to the updated full year income projection, as impacted by the COVID-19 pandemic.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.

While it is often difficult to predict the outcome or the timing of resolution of any particular matter with the various federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items that we expect to pay in the coming year, which would be classified as current income taxes payable.
Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019
Revenues and Gross Margin
For the six months ended June 30, 2020, total revenues decreased by $130.3 million to $613.0 million from $743.3 million for the same period in 2019. Domestic revenues decreased by $101.4 million, or 19%, to $428.7 million and were 70% of total revenues for the six months ended June 30, 2020. International revenues decreased by $28.9 million, or 14% to $184.3 million for the six months ended June 30, 2020 compared to $213.2 million during the same period in the prior year. The net decrease of $130.3 million was a result of decline in both segments due to disruption from the COVID-19 pandemic as well as $2.5 million due to unfavorable impact of foreign exchange and $11.3 million due to discontinued and divested products.
Codman Specialty Surgical revenues were $401.2 million, a decrease of $82.6 million, or 17.1% from the prior-year period. Orthopedics and Tissue Technologies revenues were $211.8 million, a decrease of $47.7 million, or 18.4% from the prior-year period.

Gross margin decreased to $374.0 for the six-month period ended June 30, 2020, a decrease of $96.7 million from $470.8 for the same period last year. Gross margin as a percentage of total revenue decreased to 61.0% for the six months ended June 30, 2020 from 63.3% in the same period last year. This decrease is primarily attributable to the disruption caused by the COVID-19 pandemic.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2020	2019
Research and development	5.8%	4.8%
Selling, general and administrative	46.0%	45.8%
Intangible asset amortization	2.5%	2.2%
Total operating expenses	54.3%	52.8%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, in-process research and development expense and amortization expenses, decreased by $59.6 million, or 15.2% to $332.9 million in the six months ended June 30, 2020, compared to $392.5 million in the same period in 2019.
Research and development expenses for the six months ended June 30, 2020 decreased by $0.2 million when compared to the same period in 2019 primarily driven by cost reduction in response to the COVID-19 pandemic while continuing to prioritize and invest in critical R&D and clinical programs. Selling, general and administrative costs decreased by $58.2 million as compared to the prior year resulting from less acquisition and integration related charges, lower commissions and selling costs resulting from lower revenue in the quarter and overall cost reduction actions resulting from cost-savings measures associated with actions taken by the Company as a result of the impact of the COVID-19 pandemic.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Interest income	$4,851	$5,138
Interest expense	(33,434)	(26,533)
Other income(expense), net	493	4,334
Interest Expense
Interest expense for the six months ended June 30, 2020 increased by $6.9 million as compared to the same period last year primarily due to increase in non-cash interest expense due to the issuance of the Convertible Senior Notes and expenses associated with Amended and Restated Senior Credit Agreement.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2020, decreased by $3.8 million as compared to the same period last year primarily due to unfavorable impact of foreign exchange.
Income Taxes

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Income before income taxes	$13,093	$61,206
Income tax (benefit) expense	4,282	(1,286)
Effective tax rate	32.7%	(2.1)%
The Company’s effective income tax rates for the three months ended June 30, 2020 and 2019 were 32.7% and (2.1)%, respectively.
For the six months ended June 30, 2020, the increase in the rate is primarily attributable to a $3.4 million valuation allowance on certain foreign deferred tax assets as the Company determined that it is no longer more likely than not that these foreign deferred tax assets would be realized due to the adverse impact of the COVID-19 pandemic. For the six months ended June 30, 2019, the primary driver of the lower rate was a tax benefit of $10.8 million related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 30, 2019. The Company received a Switzerland federal tax credit of 12.0 million CHF, which can be used over a seven-year period, ending in 2024.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes certain income tax provisions for corporations and individuals, among other provisions. The Company does not expect the CARES Act to have a significant impact on the tax provision. The Company continues to monitor the issuance of new legislation, regulations, or case law that may impact federal, state, and international tax positions.
The Company expects its effective income tax rate for the full year to be approximately 33.4% driven primarily by the $3.4 million valuation allowance on certain foreign deferred tax assets as the Company determined that it is no longer more likely than not that these foreign deferred tax assets would be realized due to the adverse impact of the COVID-19 pandemic. This estimate could be revised in the future as additional information is presented to the Company.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
While it is often difficult to predict the outcome or the timing of resolution of any particular matter with the various federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items that we expect to pay in the coming year, which would be classified as current income taxes payable.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
United States	$181,850	$273,390	$428,702	$530,116
Europe	32,026	50,871	77,922	99,511
Asia Pacific	33,501	37,031	73,461	72,731
Rest of World	11,288	22,353	32,904	40,977
Total Revenues	$258,665	$383,645	$612,989	$743,335
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
Domestic revenues decreased by $91.5 million for the three months ended June 30, 2020 compared to the same period last year. European sales decreased by $18.8 million for the three months ended June 30, 2020 compared to the same period last year. Sales to customers in Asia Pacific and the Rest of the World for the three months ended June 30, 2020 decreased by $14.6 million compared to the same period last year. The decrease in revenues globally was primarily due to disruption from the COVID-19 pandemic across all franchises.
Domestic revenues decreased by $101.4 million for the six months ended June 30, 2020 compared to the same period last year. European sales decreased by $21.6 million for the six months ended June 30, 2020 compared to the same period last year. Sales to customers in Asia Pacific and the Rest of the World for the six months ended June 30, 2020 decreased by $7.3 million compared to the same period last year. The decrease in revenues globally was primarily due to adverse effects of the COVID-19 pandemic across all franchises.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities

The Company had cash and cash equivalents totaling approximately $361.0 million and $198.9 million at June 30, 2020 and December 31, 2019 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2020, our non-U.S. subsidiaries held approximately $183.4 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
Cash Flows

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$53,931	$78,008
Net cash used in investing activities	(25,434)	(33,220)
Net cash provided by (used in) financing activities	133,452	(7,799)
Effect of exchange rate fluctuations on cash	121	257
Cash Flows Provided by Operating Activities
Operating cash flows for the six months ended June 30, 2020 decreased compared to the same period in 2019. Net income after non-cash adjustments decreased for the six months ended June 30, 2020 by approximately $37.7 million compared to the same period in 2019 primarily due to adverse effects of the COVID-19 pandemic. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $36.1 million for the six months ended June 30, 2020 compared to a decrease of $49.8 million for the same period in 2019. The decrease in 2020 is attributable to an increase in inventory to ensure adequate safety stock of select products as surgical procedures continue to recover from levels experienced in the second quarter. In addition, decreases were also driven by reduced payables offset by decreases in accounts receivable due to lower revenue and continued collection efforts.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2020, we paid $23.7 million for capital expenditures, most of which were directed to our facilities located in Mansfield, MA; Boston, MA; Memphis, TN; and Princeton, NJ.
During the six months ended June 30, 2019, the Company paid $33.8 million for capital expenditures, most of which were directed to our Mansfield, Massachusetts facility, and commercial expansion.
Cash Flows Used in Financing Activities
Our principal sources of cash from financing activities in the six months ended June 30, 2020 were $515.3 million proceeds from the issuance of Convertible Senior Notes including the call and warrant transactions, $127.7 million borrowing under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $388.5 million on the revolving portion of our Senior Credit Facility and Securitization Facility, $20.3 million debt issuance costs related to the Amended and Restated Senior Credit Agreement and the issuance of Convertible Senior Notes and $100.0 million purchases of treasury stock.
Our principal sources of cash from financing activities in the six months ended June 30, 2019 were $101.2 million from borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $105.0 million on the revolving portion of our Senior Credit Facility and Securitization Facility.
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
We are forecasting that for the next twelve months, sales and earnings will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment and July 2020 Amendment to the Senior Credit Facility. The Company entered into the July 2020 amendment to increase financial flexibility in light of the unprecedented impact and uncertainty of the COVID-19 pandemic on the global economy. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-

pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs.
Share Repurchase Plan
On December 11, 2018, the Board authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020.
During the six months ended June 30, 2020, the Company repurchased 1.9 million shares of Integra’s common stock as a part of our existing share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a
$92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares through the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares determined using the volume-weighted average price of the Company's common stock during the term of the transaction.

The Company has $125.0 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.
Dividend Policy
The Company has not paid any cash dividends on our common stock since our formation. Our Senior Credit Facility limits the amount of dividends that we may pay. Any future determinations to pay cash dividends on our common stock will be at the discretion of the Board and will depend upon our financial condition, results of operations, cash flows and other factors deemed relevant by the Board.
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities. Further, as part of our actions to manage the impacts of the COVID-19 pandemic on our business, we will significantly reduce our capital expenditures for 2020.
As a result of the COVID-19 pandemic, the Company expects to experience reduced cash flow from operations as a result of decreased revenues and earnings. Moreover, we are focused on ensuring that we have adequate inventory on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain and, accordingly, may continue to maintain these higher levels of inventory during the third quarter of 2020 and beyond.
Off-Balance Sheet Arrangements
The Company has no off–balance sheet financing arrangements during the six months ended June 30, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of June 30, 2020, the Company is obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2020	2021-2022	2023-2024	Thereafter
	(In millions)
Revolving Credit Facility (1)	$150.0	$—	$—	$—	$150.0
Term Loan	877.5	—	78.7	129.4	669.4
Securitization Facility (1)	68.7	—	68.7	—	—
Convertible Debt (4)	575.0	—	—	—	575.0
Interest (2)	56.4	6.8	26.0	22.6	1.0
Employment Agreements (3)	0.4	0.4	—	—	—
Operating Leases	154.6	8.1	29.4	23.9	93.2
Purchase Obligations	6.3	6.3		—	—
Other	4.5	1.1	0.7	1.6	1.1
Total	$1,893.4	$22.7	$203.5	$177.5	$1,489.7

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

The Company has excluded its contingent consideration obligation related to a prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $13.7 million at June 30, 2020. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
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
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $1.1 million at June 30, 2020. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2020 would increase interest income by approximately $3.6 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
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
The total notional amount of interest rate swaps in effect as of June 30, 2020 was $900 million. Based on our outstanding borrowings at June 30, 2020, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by 2.0 million on an annualized basis.
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
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Global health emergencies, such as the COVID-19 pandemic, may disrupt our business.

The measures taken or that may be taken in the future by governments, businesses, hospitals, our Company and our partners, patients and the public to mitigate the spread of COVID-19 and manage the resulting public health crisis have had, and we expect will continue to have, certain negative impacts on our business. The suspension or cancellation of elective or non-emergent medical procedures beginning in the first quarter of 2020 negatively impacted the demand for and sales of our products. While demand for our products has been returning since mid-April 2020 as healthcare institutions have altered how they are managing elective or non-emergent medical procedures, it is not possible to predict with precision whether and when demand for our products will return to levels that existed prior to the onset of the pandemic. The Company has implemented extensive business contingency plans across its global organization and network of business partners which help limit some of the impact of the COVID-19 pandemic but does not completely prevent or avoid negative impact on the business. The extent to which the COVID-19 pandemic will negatively affect the Company's operations and financial position will depend on future developments that remain uncertain and cannot be predicted with precision, including, without limitation, the scope and duration of the pandemic, the nature of various restrictive measures implemented to reduce the spread of the disease, the pace of business reopening plans across the globe, and related actions taken, or that may be taken in the future, by various governments and third parties in response to COVID-19.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information pertaining to our common stock under the repurchase program can be found in Note 11. Treasury Stock.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 7, 2020, the Company amended the Third Amended and Restated Employment Agreement (the " Agreement"), previously filed in the Company's 10-Q on October 26, 2017, with Peter J. Arduini, the Company’s President and Chief Executive Officer.  The purpose of this amendment (the “2020 Amendment”) was to extend the term of the Agreement by one year, to December 31, 2021. Prior to the 2020 Amendment, the Agreement was set to expire on December 31, 2020, and earlier in the year, the Board and Mr. Arduini had begun to discuss the terms of a new employment agreement for Mr. Arduini. Subsequently, in order to minimize distractions from the Company’s response to the COVID-19 pandemic, the Board and Mr. Arduini agreed to extend the Agreement by one year rather than negotiate a new employment agreement at this time. The Board and Mr. Arduini intend to work toward a longer-term agreement for Mr. Arduini in 2021. The foregoing description of the 2020 Amendment is not complete and is subject to and qualified in its entirety by the terms of the 2020 Amendment, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

Reference is hereby made to the Exhibit Index on page 47.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	August 10, 2020	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2020	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)

Exhibits
4.1
Amendment, dated July 14, 2020, to that Sixth Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A. as Co-Syndication Agents, and PNC Bank, N.A., Bank of Nova Scotia, Bank of the West, BBVA USA, Capital One, National Association, Citizens Bank, N.A., DNB Capital LLC, Santander Bank, N.A., T.D. Bank, N.A. and Truist Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020).

*10.1	Amendment to the Integra LifeSciences Holdings Corporation Fourth Amended and Restated 2003 Equity Incentive Plan

*#10.2	Amendment to the Third Amended and Restated Employment Agreement between the Company and Peter J. Arduini

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 10, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.