Form 10-Q
period 2020-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2020-10-29
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 27, 2020 was 84,272,671.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Statements of Operations and Comprehensive Income/Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	6

Condensed Consolidated Statements of Changes in Shareholder's Equity for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	47

SIGNATURES	48

Exhibit 2.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue, net	$370,232	$379,095	$983,221	$1,122,430
Costs and expenses:
Cost of goods sold	134,811	142,636	373,765	415,219
Research and development	19,460	19,003	55,202	54,957
In-process research and development	—	59,889	—	59,889
Selling, general and administrative	150,076	173,098	432,136	513,345
Intangible asset amortization	8,343	5,056	23,393	21,340
Total costs and expenses	312,690	399,682	884,496	1,064,750
Operating income (loss)	57,542	(20,587)	98,725	57,680
Interest income	2,273	2,913	7,124	8,051
Interest expense	(20,796)	(13,962)	(54,230)	(40,495)
Other income, net	2,492	4,127	2,985	8,461
Income (loss) before income taxes	41,511	(27,509)	54,604	33,697
Provision (benefit) for income taxes	9,174	101	13,456	(1,185)
Net income (loss)	$32,337	$(27,610)	$41,148	$34,882

Net income (loss) per share
Basic	$0.38	$(0.32)	$0.49	$0.41
Diluted	$0.38	$(0.32)	$0.48	$0.40

Weighted average common shares outstanding (See Note 14):
Basic	84,325	85,688	84,745	85,536
Diluted	84,752	85,688	85,303	86,581
Comprehensive income (loss) (See Note 15)	$43,548	$(46,521)	$25,637	$(7,288)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$396,279	$198,911
Trade accounts receivable, net of allowances of $6,727 and $4,303	218,184	275,296
Inventories, net	307,839	316,054
Assets held for sale	159,977	—
Prepaid expenses and other current assets	69,817	67,907
Total current assets	1,152,096	858,168
Property, plant and equipment, net	294,439	337,404
Right of use asset - operating leases	84,916	94,530
Intangible assets, net	973,685	1,031,591
Goodwill	919,556	954,280
Deferred tax assets, net	8,150	12,623
Other assets	20,679	14,644
Total assets	$3,453,521	$3,303,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$22,500	$45,000
Current portion of lease liability - operating leases	12,518	12,253
Accounts payable, trade	50,254	113,090
Contract liabilities	4,875	4,772
Accrued compensation	71,712	79,385
Liabilities held for sale	12,349	—
Accrued expenses and other current liabilities	80,938	76,809
Total current liabilities	255,146	331,309
Long-term borrowings under senior credit facility	944,102	1,198,561
Long-term borrowings under securitization facility	92,300	104,500
Long-term convertible securities	469,898	—
Lease liability - operating leases	88,778	97,504
Deferred tax liabilities	27,780	36,553
Other liabilities	177,530	118,077
Total liabilities	2,055,534	1,886,504
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,191 and 88,735 issued at September 30, 2020 and December 31, 2019, respectively	892	887
Additional paid-in capital	1,284,711	1,213,620
Treasury stock, at cost; 4,915 shares and 2,865 shares at September 30, 2020 and December 31, 2019, respectively	(235,224)	(119,943)
Accumulated other comprehensive loss	(91,913)	(76,402)
Retained earnings	439,521	398,574
Total stockholders’ equity	1,397,987	1,416,736
Total liabilities and stockholders’ equity	$3,453,521	$3,303,240

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$41,148	$34,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,853	81,584
Non-cash in-process research and development expense	—	59,889
Non-cash impairment charges	—	5,764
Income tax expense (benefit)	4,784	(10,536)
Share-based compensation	14,333	15,744
Amortization of debt issuance costs and expenses associated with debt refinancing	10,499	4,084
Non-cash lease expense	2,172	3,473
Accretion of bond issuance discount	11,075	—
Loss on disposal of property and equipment	559	844
Change in fair value of contingent consideration and others	(45)	10
Changes in assets and liabilities:
Accounts receivable	57,863	(17,519)
Inventories	(45,531)	(30,553)
Prepaid expenses and other current assets	(865)	(8,162)
Other non-current assets	10,868	6,650
Accounts payable, accrued expenses and other current liabilities	(67,178)	366
Contract liabilities	(548)	(1,395)
Other non-current liabilities	(5,417)	(2,876)
Net cash provided by operating activities	123,570	142,249
INVESTING ACTIVITIES:
Purchases of property and equipment	(30,463)	(47,343)
Acquired in-process research and development milestone	(5,000)	—
Proceeds from note receivable	—	752
Proceeds from sale of property and equipment	3,311	36
Cash (paid) provided for business acquisitions, net of cash acquired	—	(30,509)
Acquired in-process research and development	—	(64,995)
Net cash used in investing activities	(32,152)	(142,059)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	151,300	215,800
Payments on debt	(441,000)	(143,250)
Purchase of option hedge on convertible notes	(104,248)	—
Proceeds from convertible notes issuance	575,000	—
Proceeds from sale of stock purchase warrants	44,563	—
Payment of debt issuance costs	(24,347)	—
Purchases of treasury stock	(100,000)	—
Proceeds from exercised stock options	3,821	6,948
Cash taxes paid in net equity settlement	(4,686)	(6,272)
Net cash provided by financing activities	100,403	73,226
Effect of exchange rate changes on cash and cash equivalents	5,547	(4,273)
Net increase in cash and cash equivalents	197,368	69,143
Cash and cash equivalents at beginning of period	198,911	138,838
Cash and cash equivalents at end of period	$396,279	$207,981

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2020	88,735	$887	(2,865)	$(119,943)	$1,213,620	$(76,402)	$398,574	$1,416,736
Net income	—	—	—	—	—	—	9,180	9,180
Other comprehensive loss, net of tax	—	—	—	—	—	(28,187)	—	(28,187)
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	357	2	10	476	(3,217)	—	—	(2,739)
Share-based compensation		—	—	—	3,781	—	—	3,781
Share repurchase and equity component of the convertible note issuance, net	—	—	(135)	(7,632)	42,538	—	—	34,906
Accelerated shares repurchased	—	—	(1,304)	(75,407)	(16,961)	—	—	(92,368)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, March 31, 2020	89,105	$889	(4,294)	$(202,506)	$1,240,455	$(104,589)	$407,553	$1,341,802
Net loss	—	—	—	—	—	—	(369)	(369)
Other comprehensive income, net of tax	—	—	—	—	—	1,464	—	1,464
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	84	3	—	(35)	1,282	—	—	1,250
Share-based compensation	—	—	—	—	4,948	—	—	4,948
Accelerated shares repurchased	—	—	(621)	(32,685)	32,685	—	—	—
Balance, June 30, 2020	89,189	$892	(4,915)	$(235,226)	$1,279,370	$(103,125)	$407,184	$1,349,095
Net income	—	—	—	—	—	—	32,337	32,337
Other comprehensive income, net of tax	—	—	—	—	—	11,212	—	11,212
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	2	—	—	2	(69)	—	—	(67)
Share-based compensation	—	—	—	—	5,410	—	—	5,410
Balance, September 30, 2020	89,191	$892	(4,915)	$(235,224)	$1,284,711	$(91,913)	$439,521	$1,397,987

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2019	88,044	$880	(2,881)	$(120,615)	$1,192,601	$(45,443)	$348,373	$1,375,796
Net income	—	—	—	—	—	—	32,756	32,756
Other comprehensive loss, net of tax	—	—	—	—	—	(11,236)	—	(11,236)
Issuance of common stock through employee stock purchase plan	17	—	—	—	716	—	—	716
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	243	2	12	506	(5,629)	—	—	(5,121)
Share-based compensation	—	—	—	—	4,119	—	—	4,119
Balance, March 31, 2019	88,304	$882	(2,869)	$(120,109)	$1,191,807	$(56,679)	$381,129	$1,397,030
Net income	—	—	—	—	—	—	29,736	29,736
Other comprehensive loss, net of tax	—	—	—	—	—	(12,021)	—	(12,021)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	47	1	—	2	405	—	—	408
Share-based compensation	—	—	—	—	5,798	—	—	5,798
Balance, June 30, 2019	88,351	$883	(2,869)	$(120,107)	$1,198,010	$(68,700)	$410,865	$1,420,951
Net loss	—	—	—	—	—	—	(27,610)	(27,610)
Other comprehensive loss, net of tax	—	—	—	—	—	(18,915)	—	(18,915)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	338	3	—	6	4,665	—	—	4,674
Share-based compensation	—	—	—	—	5,874	—	—	5,874
Balance, September 30, 2019	88,689	$886	(2,869)	$(120,101)	$1,208,549	$(87,615)	$383,255	$1,384,974

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
In the opinion of management, the September 30, 2020 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholder's equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The December 31, 2019 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and nine month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the responses to the pandemic and information is rapidly evolving. From late March, the Company's customers diverted resources to treat COVID-19 patients and deferred or canceled elective or non-emergent surgical procedures, all of which impacted hospitals' abilities to meet their obligations, including to the Company. Beginning in May 2020 and through the end of the third quarter of 2020, procedural volumes relevant to the Company’s products steadily increased and, in some geographic areas, began to approach normalized levels. However, on-going uncertainty persists about the continuing sustainability of those procedural volumes as virus outbreaks constrain healthcare networks. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption has had an adverse effect on the Company's business as customers curtailed and reduced capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and the economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted with certainty. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. The COVID-19 pandemic continues to cause a financial strain on healthcare systems which varies by location, and as a result we do not expect the same level of spending in the fourth quarter that we experienced last year. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than currently expected, the Company may need to take further steps to reduce costs.

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
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on its financial condition and results of operations.
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
2. ASSETS AND LIABILITIES HELD FOR SALE
On September 29, 2020, the Company and certain of its subsidiaries entered into an agreement to sell its Extremity Orthopedics business to Smith & Nephew USD Limited for approximately $240 million in cash. The transaction includes the sale of the Company’s upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. In connection with the transaction, the Company will pay $41.5 million to the Consortium of Focused Orthopedists, LLC (“CFO”) pursuant to the terms of certain agreements between Integra and CFO relating to the development of shoulder arthroplasty products. The transaction is expected to close at or around the end of 2020, subject to the satisfaction of customary conditions, including regulatory approvals and consultation with employee representative bodies.
The Company considered the assets and liabilities associated with the Extremity Orthopedics business to be accounted as held-for-sale as the six criteria under ASC 260 were met during the third quarter of 2020. Upon designation of the assets and liabilities as held for sale, the Company recorded the assets at the lower of their carrying value or their estimated fair value, less estimated costs to sell. Goodwill was allocated to the assets and liabilities held for sale using the relative fair value method of the Extremity Orthopedics business to the Company's Orthopedics and Tissue Technologies reporting unit. The fair value of the business less costs to sell exceeded the related carrying value.

The Extremity Orthopedics business was treated as a single disposal group and presented separately in the condensed consolidated balance sheet as assets and liabilities held for sale as of September 30, 2020. These balances are presented as current assets and liabilities as they are expected to be sold within twelve months. The major classes of assets and liabilities classified as a held for sale consisted of the following as of September 30, 2020 (amounts in thousands):

Prepaid and other current assets	$748
Other assets	4,448
Deferred tax assets	6,927
Intangible assets	13,332
Property, plant and equipment, net	36,714
Goodwill	47,117
Inventories	50,691
Total assets held for sale	$159,977
Other liabilities	241
Current portion of lease liability - operating leases	1,060
Accrued compensation	1,584
Deferred tax liabilities	3,035
Lease liability - operating leases	6,429
Total liabilities held for sale	$12,349

3. BUSINESS DEVELOPMENT
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
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date:

	Final Valuation as of September 30, 2019	Weighted Average Life
	(Dollars in thousands)
Cash	$90
Other current assets	751
Property, plant and equipment	457
Deferred tax assets	1,697
Intangible assets:
CerebroFlo developed technology	20,100	15 years
Enabling technology license	1,980	14 years
Goodwill	27,153
Total assets acquired	52,228

Accounts payable, accrued expenses and other liabilities	2,926
Contingent consideration	13,100
Deferred tax liabilities	5,603
Net assets acquired	$30,599

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of September 30, 2020 was $14.2 million. This amount is included in other liabilities at September 30, 2020 in the consolidated balance sheets of the Company.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.
The pro forma results are not presented for this acquisition as they are not material.
Rebound Therapeutics Corporation
On September 9, 2019, the Company acquired Rebound Therapeutics Corporation (“Rebound”), developers of a single-use medical device known as the AURORA Surgiscope® System ("Aurora") which enables minimally invasive access, using optics and illumination, for visualization, diagnostic and therapeutic use in neurosurgery (the “Rebound transaction”). Under the terms of the Rebound transaction, the Company made an upfront payment of $67.1 million and are committed to pay up to $35.0 million of contingent development milestones upon achievement of certain regulatory milestones. The acquisition of Rebound was primarily concentrated in one single identifiable asset and thus, for accounting purposes, the Company has concluded that the acquired assets do not meet the accounting definition of a business. The initial payment was allocated primarily to Aurora, resulting in a $59.9 million in-process research and development (IPR&D) expense. The balance of approximately $7.2 million, which included $2.1 million of cash and cash equivalents and a net deferred tax asset of $4.2 million, was allocated to the remaining net assets acquired. The deferred tax asset primarily resulted from a federal net operating loss carry forward.
During the fourth quarter of 2019, the Company achieved the first developmental milestone which triggered a $5.0 million obligation to be paid to former shareholders of Rebound. The Company recorded $5.0 million as IPR&D expense in the consolidated statements of operations during the year ended December 31, 2019. The obligation was included in accrued expenses and other current liabilities at December 31, 2019 in the consolidated balance sheets. The milestone was paid during the first quarter of 2020.
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
In connection with the sale of the Company's Extremity Orthopedic business, the Company will pay $41.5 million to CFO pursuant to the terms of certain agreements between Integra and CFO relating to the sale of shares of ISC which includes the development of shoulder arthroplasty products effectively terminating our licensing agreement with ISC. See Note 2, Assets and Liabilities Held for Sale, for details of the transaction.
4. REVENUES FROM CONTRACTS WITH CUSTOMERS
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
Significant Judgments
Usage-based royalties and licenses are estimated based on the provisions of contracts with customers and recognized in the same period that the royalty-based products are sold by the Company and the Company's strategic partners. The Company estimates and recognizes royalty revenue based upon communication with licensees, historical information, and expected sales trends. Differences between actual reported licensee sales and those that were estimated are adjusted in the period in which they become known, which is typically the following quarter. Historically, such adjustments have not been significant.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the changes in the contract asset and liability balances for the nine months ended September 30, 2020:

Contract Asset
Contract asset, January 1, 2020	$8,680
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(8,680)
Contract asset, net of transferred to trade receivables on contracts during the period	6,653
Contract asset, September 30, 2020	$6,653

Contract Liability
Contract liability, January 1, 2020	$11,946
Recognition of revenue included in beginning of year contract liability	(3,150)
Contract liability, net of revenue recognized on contracts during the period	2,631
Foreign currency translation	(42)
Contract liability, September 30, 2020	$11,385

At September 30, 2020, the short-term portion of the contract liability of $4.9 million and the long-term portion of $6.5 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of September 30, 2020, the Company is expected to recognize approximately 43% of unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Neurosurgery	$189,674	$195,330	$516,048	$567,779
Instruments	49,649	57,654	124,493	169,031
Total Codman Specialty Surgical	239,323	252,984	640,541	736,810

Wound Reconstruction and Care	82,115	82,213	210,673	239,458
Extremity Orthopedics	21,922	20,852	54,556	65,299
Private Label	26,872	23,046	77,451	80,863
Total Orthopedics and Tissue Technologies	130,909	126,111	342,680	385,620
Total revenue	$370,232	$379,095	$983,221	$1,122,430

Prior period amounts were reclassified between categories within the Codman Specialty Surgical segment to conform to the current period presentation.
See Note 16, Segment and Geographical Information, for details of revenues based on the location of the customer.
5. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Finished goods	$223,726	$201,870
Work in process	57,037	48,333
Raw materials	77,767	$65,851
Transfer to assets held for sale (See Note 2. Assets Held for Sale)	(50,691)	—
Total inventories	$307,839	$316,054

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2020 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2019	$653,500	$300,780	$954,280
Transfer to assets held for sale (See Note 2. Assets Held for Sale)	—	(47,117)	(47,117)
Foreign currency translation	8,928	3,465	12,393
Goodwill at September 30, 2020	$662,428	$257,128	$919,556

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$891,554	$(250,609)	$640,945
Customer relationships	12 years	223,512	(138,989)	84,523
Trademarks/brand names	28 years	104,404	(31,425)	72,979
Codman tradename	Indefinite	167,013	—	167,013
Supplier relationships	27 years	34,721	(19,018)	15,703
All other(1)	4 years	11,101	(5,247)	5,854
Transfer to assets held for sale (See Note 2. Assets Held for Sale)		(39,821)	26,489	(13,332)
		$1,392,484	$(418,799)	$973,685

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	$880,623	$(213,702)	$666,921
Customer relationships	12 years	222,575	(119,393)	103,182
Trademarks/brand names	28 years	103,873	(28,514)	75,359
Codman tradename	Indefinite	163,126	—	163,126
Supplier relationships	27 years	34,721	(17,947)	16,774
All other (1)	4 years	10,869	(4,640)	6,229
		$1,415,787	$(384,196)	$1,031,591

(1)
At September 30, 2020 and December 31, 2019, all other included IPR&D of $1.0 million, which was indefinite-lived. At September 30, 2020, this IPR&D asset was presented separately as "assets held for sale" in conjunction with the sale of the Extremity Orthopedics business which is expected to be sold within twelve months. See Note 2, Assets and Liabilities Held for Sale, for details.

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

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test. During the third quarter of 2020, the Company began with the qualitative evaluation, which was sufficient to find no impairment.

For intangible assets with indefinite lives, the Company elected to bypass the qualitative evaluation for its Codman tradename intangible asset and perform a quantitative test during the third quarter 2020. In performing this test, the Company utilized a discount rate of 11.5%. The assumptions used in evaluating the Codman tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman tradename intangible asset.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $15.7 million for the remainder of 2020, $62.1 million in 2021, $59.7 million in 2022, $58.9 million in 2023, $58.4 million in 2024, $58.4 million in 2025 and $494.9 million thereafter.
7. DEBT
Amendment to the Sixth Amended and Restated Senior Credit Agreement
On February 3, 2020, the Company entered into the sixth amendment and restatement (the "February 2020 Amendment") of its Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The February 2020 Amendment extended the maturity date to February 3, 2025. The Company continues to have the aggregate principal amount of up to approximately $2.2 billion available to it through the following facilities: (i) a $877.5 million Term Loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans.

On July 14, 2020, the Company entered into an amendment (the "July 2020 Amendment") to the February 2020 Amendment of the Senior Credit Facility to increase financial flexibility in light of the unprecedented impact and uncertainty of the COVID-19 pandemic on the global economy. The July 2020 amendment does not increase the Company’s total indebtedness.
In connection with the July 14, 2020 amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants (as defined in the Senior Credit Facility) was modified to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio

Execution of July 2020 Amendment through June 30, 2021	5.50 to 1.00
September 30, 2021 through June 30, 2022	5.00 to 1.00
September 30, 2022 through June 30, 2023	4.50 to 1.00
September 30, 2023 and the last day of each fiscal quarter thereafter	4.00 to 1.00

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to the following:

i.	the Eurodollar Rate (as defined in the amendment and restatement) in effect from time to time plus the applicable rate (ranging from 1.00% to 2.25%), or

ii.	the highest of:

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%

2.	the prime lending rate of Bank of America, N.A. or

3.	the one-month Eurodollar Rate plus 1.00%

The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness as of such date less cash that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA as defined by the July 2020 amendment, for the period of four consecutive fiscal quarters ending on such date).
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2020, the Company was in compliance with all such covenants. In connection with the February 2020 Amendment, the Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020. In connection with the July 2020 amendment, the Company expensed $3.3 million of incremental financing costs in connection with the modification of the Senior Credit Facility during the third quarter of 2020.
At September 30, 2020 and December 31, 2019, there was $97.5 million and $375.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 1.5% and 3.2%, respectively. At September 30, 2020 and December 31, 2019, there was $877.5 million outstanding, respectively, under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 1.5% and 3.2%, respectively. At September 30, 2020, $22.5

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet as the first mandatory repayment is due June 30, 2021.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at September 30, 2020 were $94.6 million and $853.7 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of September 30, 2020 and December 31, 2019 totaled $1.6 million and $0.8 million. There were no amounts drawn as of September 30, 2020.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended September 30, 2020	Principal Repayment
(In thousands)
Remainder of 2020	$—
2021	33,750
2022	45,000
2023	61,875
2024	67,500
2025	669,375
$877,500

The outstanding balance of the revolving credit component of the Senior Credit Facility is due on February 3, 2025.
Convertible Senior Notes
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. The portion of debt proceeds that was classified as equity at the time of the offering was $104.5 million, and that amount is being amortized to interest expense using the effective interest method through August 2025. The effective interest rate implicit in the liability component is 4.2%. In connection with this offering, the Company capitalized $13.2 million of financing fees. At September 30, 2020, the carrying amount of the liability component was $481.5 million, the remaining unamortized discount was $93.5 million, and the principal amount outstanding was $575.0 million. The fair value of the 2025 Notes at September 30, 2020 was $541.8 million.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of September 30, 2020, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
During the nine months ended September 30, 2020, the Company recognized cash interest related to the contractual interest coupon of $1.9 million and amortization of the discount on the liability component of $11.1 million for a total interest charge of $13.0 million on the 2025 Notes.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") is for an initial three-year term and may be extended. The Securitization Agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2020, the Company was in compliance with the covenants and none of the termination events had occurred. At September 30, 2020 and December 31, 2019, the Company had $92.3 million and $104.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 1.4% and 2.8%, respectively.
The fair value of the outstanding borrowing of the Securitization Facility at September 30, 2020 was $92.8 million.
8. DERIVATIVE INSTRUMENTS
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
The Company held the following interest rate swaps as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	September 30, 2020	December 31, 2019					September 30, 2020	December 31, 2019
Hedged Item	Notional Amount	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
3-month USD LIBOR Loan	—	50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	$—	$(2)
1-month USD LIBOR Loan	—	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	—	12
1-month USD LIBOR Loan	100,000	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(1,377)	(581)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(6,901)	(2,880)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(6,922)	(2,880)
1-month USD LIBOR Loan	100,000	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(8,454)	(3,517)
1-month USD LIBOR Loan	50,000	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(4,064)	(1,778)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(18,188)	(6,595)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(10,608)	(5,750)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(10,871)	(5,747)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(10,586)	(5,807)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(11,282)	(4,930)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(11,127)	(4,691)
Total interest rate derivatives designated as cash flow hedge	$1,175,000	$1,325,000					$(100,380)	$(45,145)

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
The Company held the following cross-currency rate swaps as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

						September 30, 2020	December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	32,355	$(1,565)	$(101)
Receive U.S.$			4.38%		$33,333

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(2,003)	(119)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(4,167)	(289)
Receive U.S.$			4.52%		$150,000

Total						$(7,735)	$(509)

On October 2, 2020 in accordance with the termination date, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million.
The cross- currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three and nine months ended September 30, 2020, the Company recorded losses of $6.9 million and $12.0 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains recognized on the intercompany loans. For the three and nine months ended September 30, 2019, the Company recorded gains of $5.7 million and $3.9 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans.
For the three and nine months ended September 30, 2020, the Company recorded a loss of $6.3 million and a gain of $2.7 million in AOCL, respectively, related to change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2019, the Company recorded gains of $9.7 million and $15.4 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2020, the Company recorded gains of $1.5 million and $4.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2019, the Company recorded gains of $1.8 million and

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

$5.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of September 30, 2020 within the next twelve months is $3.0 million. As of September 30, 2020, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

						September 30, 2020	December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	44,859	$589	$2,459
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	2,443	3,087
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	2,398	2,032
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	8,580	(154)
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—%	CHF	165,172	(6,828)	1,221
Receive GBP			1.67%	GBP	128,284

Total						$7,182	$8,645

The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three and nine months ended September 30, 2020, the Company recorded loss of $11.3 million and a gain of $5.1 million in AOCL related to the change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2019, the Company recorded gains of $17.1 million and $26.6 million in AOCL related to the change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2020, the Company recorded gains of $2.2 million and $6.6 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2019, the Company recorded gains of $2.5 million and $7.2 million, respectively, in interest income included in the consolidation statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of September 30, 2020 within the next twelve months is $7.7 million.
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

The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2020	December 31, 2019
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$—	$12
Cross-currency swap	4,608	5,032
Net Investment Hedges
Cross-currency swap	7,717	7,952
Other assets
Net Investment Hedges
Cross-currency swap	9,071	3,465
Total derivatives designated as hedges — Assets	$21,396	$16,461

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$22,324	$6,635
Cross-currency swap	1,565	101
Other liabilities
Cash Flow Hedges
Interest rate swap	78,056	38,522
Cross-currency swap	10,777	5,440
Net Investment Hedges
Cross-currency swap	9,605	2,772
Total derivatives designated as hedges — Liabilities	$122,327	$53,470

(1)	The Company classifies derivative assets and liabilities as non-current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2020 and 2019:

	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2020
Cash Flow Hedges
Interest rate swap	$(102,128)	$(3,971)	$(5,718)	$(100,381)	Interest expense
Cross-currency swap	5,843	(6,272)	(5,353)	4,924	Other income (expense),net
Net Investment Hedges
Cross-currency swap	22,223	(11,254)	2,202	8,767	Interest income
	$(74,062)	$(21,497)	$(8,869)	$(86,690)
Three Months Ended September 30, 2019
Cash Flow Hedges
Interest rate swap	$(43,161)	$(13,788)	$237	$(57,186)	Interest expense
Cross-currency swap	(2,284)	9,661	7,520	(143)	Other income (expense),net
Net Investment Hedges
Cross-currency swap	4,054	17,136	2,489	18,701	Interest income
	$(41,391)	$13,009	$10,246	$(38,628)

	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2020
Cash Flow Hedges
Interest rate swap	$(45,146)	$(65,608)	$(10,373)	$(100,381)	Interest expense
Cross-currency swap	177	(2,688)	(7,435)	4,924	Other income (expense),net
Net Investment Hedges
Cross-currency swap	10,229	5,102	6,564	8,767	Interest income
	$(34,740)	$(63,194)	$(11,244)	$(86,690)
Nine months ended September 30, 2019
Cash Flow Hedges
Interest rate swap	$619	$(54,841)	$2,964	$(57,186)	Interest expense
Cross-currency swap	(6,190)	15,418	9,371	(143)	Other income (expense), net
Net Investment Hedges
Cross-currency swap	(632)	26,558	7,225	18,701	Interest income
	$(6,203)	$(12,865)	$19,560	$(38,628)

9. STOCK-BASED COMPENSATION
As of September 30, 2020, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under two plans, the 2001 Equity Incentive Plan (the “2001 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
Stock Options
As of September 30, 2020, there were approximately $6.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 348,587 stock options granted during the nine months ended September 30, 2020. For the nine months ended September 30, 2020, the weighted average grant date fair value for stock options was $13.03 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2020, there was approximately $27.5 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 322,485 restricted stock awards and 180,875 performance stock awards during the nine months ended September 30, 2020. For the nine months ended September 30, 2020, the weighted average grant date fair value for restricted stock awards and performance stock units was $44.08 and $43.39 per award, respectively.
The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan based on its terms.
10. RETIREMENT PLANS
The Company maintains defined benefit pension plans that cover certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2020 were $1.0 million and $3.0 million, respectively. The components of the net periodic benefit costs other than the service cost component of $1.0 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, are included in other income (expense), net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2019 was $1.0 million and $2.1 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, are included in other income (expense), net in the consolidated statements of operations.
The estimated fair values of plan assets were $33.2 million and $30.8 million as of September 30, 2020 and December 31, 2019, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2020 and December 31, 2019. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
In May 2019, the Company adopted the Integra LifeSciences Deferred Compensation Plan (the “Plan”). Under the Plan, certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
During the first quarter of 2020, employees participating in the Plan began to defer their compensation. This deferred compensation is invested in funds offered under the Plan and is valued based on Level 1 measurements in the fair value hierarchy. The purpose of the Plan is to retain key employees by providing them with an opportunity to defer a portion of their compensation as elected by the participant in accordance with the Plan. Any amounts set aside to defray the liabilities assumed by the Company will remain the general assets of the Company until such amounts are distributed to the participants. Assets of the Company's deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at September 30, 2020 was $1.7 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2020. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the nine months ended September 30, 2020 and September 30, 2019, was $14.6 million and $14.2 million respectively, which includes $0.2 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases at September 30, 2020 were as follows:

September 30, 2020
(In thousands, except lease term and discount rate)
Weighted average remaining lease term (in years):

Leased facilities	11.8
Leased vehicles	1.4

Weighted average discount rate:
Leased facilities	4.6%
Leased vehicles	2.2%

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and September 30, 2019 were as follows:

	September 30, 2020	September 30, 2019
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,976	$10,680

ROU assets obtained in exchange for lease liabilities:
Operating leases	$6,007	$41,860

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Future minimum lease payments under operating leases at September 30, 2020 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2020	$74	$3,742	$3,816
2021	296	13,209	13,505
2022	296	13,224	13,520
2023	296	10,782	11,078
2024	296	9,996	10,292
Thereafter	1,426	86,750	88,176
Total minimum lease payments	$2,684	$137,703	$140,387
Less: Imputed interest			39,091
Total lease liabilities			101,296
Less: Current lease liabilities			12,518
Long-term lease liabilities			88,778

Related Party Leases
The Company leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company’s principal stockholder and former director. The term of the current lease agreement is through October 31, 2029 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from November 1, 2029 through October 31, 2034 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2034 through October 31, 2039 at the fair market rental rate of the premises.
12. TREASURY STOCK
As of September 30, 2020 and December 31, 2019, there were 4.9 million and 2.9 million shares of treasury stock outstanding with a cost of $235.2 million and $119.9 million, at a weighted average cost per share of $47.86 and $41.87, respectively.
On December 11, 2018, the board of directors of the Company (the “Board”) authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2020.

During the nine months ended September 30, 2020, the Company repurchased 2.1 million shares of Integra’s common stock as part of the existing share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a
$92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares at inception of the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares determined using the volume-weighted average price of the Company's common stock during the term of the transaction.

The Company has $125.0 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

13. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reported tax rate	22.1%	(0.4)%	24.6%	(3.5)%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company’s effective income tax rates for the three months ended September 30, 2020 and 2019 were 22.1% and (0.4)%, respectively. For the three months ended September 30, 2020, the primary drivers of the higher tax rate are the jurisdictional mix of income along with a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business, offset by a $3.2 million benefit from the reversal of the French valuation allowance. For the three months ended September 30, 2019, the rate was primarily driven by the impact of the Rebound transaction, which resulted in a $59.9 million IPR&D expense. This amount was not deductible for tax purposes.

The Company's effective income tax rates for the nine months ended September 30, 2020 and September 30, 2019 were 24.6% and (3.5)%, respectively. For the nine months ended September 30, 2020, the primary drivers of the higher tax rate are the jurisdictional mix of income along with a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business. For the nine months ended September 30, 2019, the primary driver of the tax rate is the impact of the Rebound transaction, which resulted in a $59.9 million IPR&D expense. This amount is not deductible for tax purposes. This was offset by a tax benefit of $10.8 million related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a federal tax credit in Switzerland of 12 million CHF, which may be used over a seven year period, ending in 2024.
As of September 30, 2020, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of September 30, 2020. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act included certain income tax provisions for corporations and individuals, among other provisions. The Company does not expect the CARES Act provisions to have a significant impact on the Company's income taxes. The Company continues to monitor the issuance of new legislation, regulations, and case law that may impact federal, state, and international tax positions.

14. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic net income (loss) per share:
Net income (loss)	$32,337	$(27,610)	$41,148	$34,882
Weighted average common shares outstanding	84,325	85,688	84,745	85,536
Basic net income (loss) per common share	$0.38	$(0.32)	$0.49	$0.41

Diluted net income (loss) per share:
Net income (loss)	$32,337	$(27,610)	$41,148	$34,882

Weighted average common shares outstanding — Basic	84,325	85,688	84,745	85,536
Effect of dilutive securities:
Stock options and restricted stock	427	—	558	1,045
Weighted average common shares for diluted earnings per share	84,752	85,688	85,303	86,581

Diluted net income (loss) per common share	$0.38	$(0.32)	$0.48	$0.40

Common stock of approximately 0.3 million and 0.6 million shares at September 30, 2020, and 2019, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

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

15. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss)	$32,337	$(27,610)	$41,148	$34,882
Foreign currency translation adjustment	21,181	(18,651)	24,801	(17,960)
Change in unrealized loss on derivatives, net of tax	(9,679)	(775)	(39,814)	(24,714)
Pension liability adjustment, net of tax	(291)	515	(498)	504
Comprehensive income (loss), net	$43,548	$(46,521)	$25,637	$(7,288)

Changes in accumulated other comprehensive loss by component between December 31, 2019 and September 30, 2020 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2020	$(26,625)	$(9,709)	$(40,068)	$(76,402)
Other comprehensive income (loss)	(48,429)	(498)	24,801	(24,126)
Less: Amounts reclassified from accumulated other comprehensive loss	(8,615)	—	—	(8,615)
Net current-period other comprehensive income (loss)	(39,814)	(498)	24,801	(15,511)
Balance at September 30, 2020	$(66,439)	$(10,207)	$(15,267)	$(91,913)

For the nine months ended September 30, 2020, the Company reclassified a loss of $5.7 million and $2.9 million from accumulated other comprehensive loss to other income (expense), net and interest income, respectively.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and nine months ended September 30, 2020 and 2019 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Segment Net Sales
Codman Specialty Surgical	$239,323	$252,984	$640,541	$736,810
Orthopedics and Tissue Technologies	130,909	126,111	342,680	385,620
Total revenues	$370,232	$379,095	$983,221	$1,122,430
Segment Profit
Codman Specialty Surgical	$97,061	$101,129	$249,552	$291,750
Orthopedics and Tissue Technologies	50,132	30,383	110,091	112,664
Segment profit	147,193	131,512	359,643	$404,414
Amortization	(8,343)	(5,056)	$(23,393)	(21,340)
Corporate and other	(81,308)	(147,043)	(237,525)	(325,394)
Operating income	$57,542	$(20,587)	$98,725	$57,680

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
United States	$266,477	$266,280	$695,179	$796,397
Europe	45,995	49,242	123,917	148,753
Asia Pacific	40,473	42,079	113,934	114,810
Rest of World	17,287	21,494	50,191	62,470
Total Revenues	$370,232	$379,095	$983,221	$1,122,430

17. COMMITMENTS AND CONTINGENCIES
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contingent Consideration
The Company determined the fair value of contingent consideration during the nine month period ended September 30, 2020 and September 30, 2019 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2020 and September 30, 2019 is as follows (in thousands):

Nine Months Ended September 30, 2020	Contingent Consideration Liability Related to Acquisition of Arkis (See Note 3)	Contingent Consideration Liability Related to Acquisition of Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2020	$14,210	$230
Loss from change in fair value of contingent consideration liabilities	(45)	—	Research and development
Balance as of September 30, 2020	$14,165	$230

Nine Months Ended September 30, 2019	Contingent Consideration Liability Related to Acquisition of Arkis (See Note 3)	Contingent Consideration Liability Related to Acquisition of Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2019	$—	$230
Additions from acquisition of Arkis	13,100	—
Balance as of September 30, 2019	$13,100	$230

Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of September 30, 2020 and September 30, 2019 was $0.2 million.
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

On September 29, 2020, we entered into an agreement to sell our Extremity Orthopedics business to Smith & Nephew USD Limited for approximately $240 million in cash. The transaction is expected to close at or around the end of 2020, subject to the satisfaction of customary conditions, including regulatory approvals and consultation with employee representative bodies. See Note 2, Assets and Liabilities Held for Sale, for details. Upon completion of the transaction, we expect Integra to be a faster growing, more profitable, and more focused company.  This will enable us to increase our investments in our core Neurosurgery and Tissue Technology businesses.Those investments will strengthen our existing leadership positions and fund pipeline opportunities to drive future growth and expand our addressable markets. We will also significantly reduce the complexity of the organization. Exiting the Orthopedics business is accretive to our organic growth and EBITDA margins which will enhance shareholder value and keep us on a path toward achieving our long-term growth and profitability targets.  Additionally, this transaction will improve our financial flexibility. We will have the ability to meaningfully reduce our consolidated total leverage ratio and to pursue strategic M&A from a stronger financial position.
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
Within our Codman Specialty Surgical segment, the Company received FDA clearance in July 2020 to treat malignant and benign tumors, but not limited to meningiomas and gliomas, for its CUSA® Clarity Ultrasonic Surgical Aspirator System, the first and only ultrasonic tissue ablation system with this specific indication. The FDA clearance is based on a wealth of peer-reviewed clinical publications and 40 years of surgical cases involving resection of brain and spinal tumors. Additionally, the Company continued to reap the benefits of our product launches from the prior year from the Codman Specialty Surgical segment, including our new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. In Japan, we are experiencing strong growth as a result of the successful launch of DuraGen® in the prior year, which is the first and only collagen xenograft approved for use as a dural substitute in the country. We are focused on the development of core clinical applications in our electromechanical technologies portfolio. Also, we updated our CUSA Clarity platform to incorporate a new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our next generation of LED technology with our DUO LED Surgical Headlight System.

Within our Orthopedic and Tissue Technologies segment, we launched AmnioExcel® Plus Placental Allograft Membrane, a human placental tissue product for treatment of wounds during February 2020. We also continued to benefit from the 2019 U.S. product launches, such as, the Panta® II TTC Arthrodesis Nail System. The Panta II system is our new fusion nail used in ankle fixation. We also launched a small post baseplate in our reverse shoulder system that accommodates smaller patients. In addition, we initiated the limited market release of enhancements to our Salto Talaris® Total Ankle System.

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
COVID-19 Pandemic
The Company's focus during this global crisis remains unchanged. The Company continues to support patients, provide customers with life-saving products, and protect the health and safety of its employees. The rapid and evolving spread of the virus has resulted in an unprecedented challenge to the global healthcare industry, as medical resources were reallocated to fight COVID-19. During 2020, the Company was able to sustain ongoing operations by implementing contingency plans such as enabling its manufacturing and distribution sites around the world to continue operating at levels required to meet demand and to provide for the safety of its employees. During April of 2020, the Company implemented cost-savings measures, which included the following:

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

The Company restored employee wages and other spending in the third quarter of 2020, as revenues sequentially increased approximately 43.1% as compared to the second quarter of 2020. The Company also continues to implement programs and strategies to drive sustainable growth, such as partnering with key opinion leaders to increase our customer engagement through educational webinars and improve the clinical components of sales training. As many surgical procedures in which our products are employed cannot be deferred for more than 90 days, this should contribute to the continued recovery of the Company's business. We cannot predict with certainty the extent to which the COVID-19 pandemic will impact procedures in the fourth quarter and beyond. We remain confident that the underlying markets in which the Company competes remain attractive over the long term. We also remain focused on managing the business for the long-term, including preserving full time jobs needed to support the rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as our talented and committed global workforce. Throughout this period, we continued to prioritize and invest in critical R&D and clinical programs.

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
The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The revised final guidance extends the discretionary enforcement period to May 31, 2021. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high-risk category.
As of September 30, 2020 the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its morselized amniotic membrane tissue-based products.
Revenues from BioD morselized amniotic membrane based products for the nine months ended September 30, 2020 were less than 1.0% of consolidated revenues.
On March 7, 2019, TEI Biosciences, Inc. a subsidiary of the Company received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the United States Food and Drug Administration. The warning letter relates to quality systems issues at our manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. The Company submitted its initial response to the FDA Warning Letter on March 28, 2019 and provides regular progress reports to the FDA as to its corrective actions on a monthly basis and, since the conclusion of the inspection, has undertaken significant efforts to remediate the observations and continues to do so. The warning letter does not restrict the Company’s ability to manufacture or ship products or require the recall of any products. Nor does it restrict our ability to seek FDA 510(k) clearance of products. The letter states that requests for Certificates to Foreign Governments will not be granted, however, due to our progress reports, FDA has agreed to resume issuing Certificates to Foreign Governments to TEI due to substantial progress and the length of time it takes to resolve the Warning Letter. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The TEI Boston facility manufactures extracellular bovine matrix (EBM) products. The Company does not expect to incur material incremental expense for remediation activities. We cannot, however, give any assurances that the FDA will be satisfied with our response to the Warning Letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the TEI Boston facility for the nine months ended September 30, 2020 were approximately 4.5% of consolidated revenues.
RESULTS OF OPERATIONS
Executive Summary
Net income (loss) for the three months ended September 30, 2020 was $32.3 million, or $0.38 per diluted share, as compared to $(27.6) million or $(0.32) per diluted share for the three months ended September 30, 2019.
Net income for the nine months ended September 30, 2020 was $41.1 million, or $0.48 per diluted share, as compared to $34.9 million or $0.40 per diluted share for the nine months ended September 30, 2019.
The net income for the three and nine months ended September 30, 2020 was impacted by the COVID-19 pandemic which resulted in lower revenues in addition to a decrease in the level of operating expenses due to cost-savings measures implemented by the Company during 2020. The Company also had an increase in interest expense due to the issuance of the Convertible Senior Notes. The increase in net income for the three months ended September 30, 2020 from the same period last year resulted from a $59.9 million IPR&D expense attributed to the Rebound transaction which occurred during the third quarter of 2019.
For the nine months ended September 30, 2020, total revenues were $983.2 million, representing a decline of 12.4% from prior year revenues.
First quarter revenues declined 1.5% which reflects the impact of the COVID-19 pandemic on the Company from mid-March 2020 following two and a half months of revenue trends at the higher end of the Company’s expectations. As a result of the speed and severity of the spread of COVID-19, the Company saw rapid and significant decline in surgical and medical intervention procedures as healthcare providers reallocated resources to address the increasing demands caused by the COVID-19 pandemic. By reacting swiftly in February and working with customers and distributors, we were largely able to mitigate the first quarter impact of the social and economic shutdowns that took place globally.
The second quarter finished with sales of $258.7 million, representing a decline of 32.6% from the prior year period. In April 2020, revenues were down 45% as compared to the same period in the prior year 2019, as healthcare providers around the world began to defer non-urgent medical procedures. Throughout the remainder of the second quarter of 2020, revenues improved sequentially as compared to lows experienced in April 2020, as surgical procedure restrictions began to ease.

During the third quarter, we experienced strong sequential quarterly revenue improvements across all franchises, representing an increase of 43.1% as compared to the second quarter. Third quarter revenues finished with sales of $370.2 million, representing a decline of 2.3% from the prior year period. The Company's performance varied across regions and product lines based on the severity of the pandemic but continued to demonstrate strong improvement compared to the second quarter, as surgical procedure restrictions continued to ease.

In the Codman Specialty Surgical ("CSS") segment, revenues increased 41% as compared to the second quarter of 2020. Both the Neurosurgery and Instruments portfolio showed significant sequential quarterly improvement. During the three months ended September 30, 2020, CSS revenues declined 5.4% compared to the prior year. Sales in our neuro monitoring and programmable valve products increased low-single digits in the third quarter compared to the prior year. Despite showing a sequential quarterly improvement, sales in capital products, largely concentrated in our advanced energy franchise, declined mid-double digits in the third quarter compared to the prior year as hospitals and healthcare institutions continued to allocate capital budgets to manage the increase in costs associated with the COVID pandemic. The Company continues to have a strong pipeline of new capital opportunities and believes the reallocation of capital budgets is only temporary.  Additionally, sales of consumable products used in conjunction with previously sold capital equipment nearly recovered to prior year levels in the third quarter. Sales of our Instruments portfolio decreased low-double digits as compared to the prior year, as sales of some products are more closely tied to hospital budgets rather than directly correlated to procedure volumes.
In the Orthopedics and Tissue Technologies ("OTT") segment, revenues increased 47.3% as compared to the second quarter of 2020. Sales in our Wound Reconstruction, Extremity Orthopedics and Private Label portfolios all showed sequential quarterly improvement in revenues. During the three months ended September 30, 2020, OTT revenues increased 3.8% as compared to the prior year. Sales in the Wound Reconstruction portfolio remained flat as compared to the prior year led by growth in sales of Integra skin, PriMatrix and amniotic tissue products. This was offset by performance in surgical reconstruction which declined by mid-double digits as compared to the prior year. Sales of our Extremity Orthopedics portfolio increased low single digits as deferred surgical procedures were completed. Our Private Label portfolio sales also increased by low-double digits over the prior year.
We continue to closely monitor local and regional COVID-19 surges for an impact on procedures in the fourth quarter of 2020 and beyond. The reallocation of hospital resources to treat COVID-19 may continue to cause a financial strain on healthcare systems. Additionally, the Company does not expect all markets and product lines to improve at the same rate based on the level of recurrence of COVID-19 and its associated impact on the pace of procedure recovery and economic normalization.

Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Acquisition, divestiture and integration-related charges(2)	$7,148	$74,531	$19,856	$106,816
Structural optimization charges	4,543	5,353	9,015	13,169
EU medical device regulation	2,399	1,978	5,470	3,200
Litigation charges	—	(2,254)	—	46
Discontinued product lines charges	999	3,104	5,486	6,825
Impairment charges	—	—	—	5,764
COVID-19 pandemic related charges(1)	(192)	—	3,644	—
Expenses related to debt refinancing	3,428	—	6,168	—
Convertible debt non-cash interest expense	4,295	—	11,075	—
Total	$22,620	$82,712	$60,714	$135,820

(1) Charges relate to business interruptions and cost associated from the COVID-19 pandemic which impacted the Company's operations globally, partially offset by Coronavirus government relief programs.
(2) The Company included $59.9 million of IPR&D expense within acquisition, divestiture and integration-related charges as a result of the Rebound transaction in the third quarter of 2019.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Cost of goods sold (1)	$6,892	$5,963	$22,500	$17,177
Research and development	859	—	432	1,650
IPR&D expense	—	59,889	—	59,916
Selling, general and administrative	7,146	19,361	20,539	53,814
Intangible asset amortization(2)	—	—	—	5,764
Interest expense	7,723	—	17,243	—
Other expense	—	(2,501)	—	(2,501)
Total	$22,620	$82,712	$60,714	$135,820

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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Net Sales	(Dollars in thousands)		(Dollars in thousands)
Codman Specialty Surgical	$239,323	$252,984	$640,541	$736,810
Orthopedics & Tissue Technologies	130,909	126,111	342,680	385,620
Total revenue	370,232	379,095	983,221	1,122,430
Cost of goods sold	134,811	142,636	373,765	415,219
Gross margin on total revenues	$235,421	$236,459	$609,456	$707,211
Gross margin as a percentage of total revenues	63.6%	62.4%	62.0%	63.0%

Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019
Revenues and Gross Margin
For the three months ended September 30, 2020, total revenues decreased by $8.9 million to $370.2 million from $379.1 million for the same period in 2019. Domestic revenues increased by $0.2 million, or 0.1%, to $266.5 million and were 72.0% of total revenues for the three months ended September 30, 2020 compared to $266.3 million during the same period in the prior year. International revenues decreased by $9.1 million or 8% to $103.8 million for the three months ended September 30, 2020 compared to $112.8 million during the same period in the prior year. The net decrease of $8.9 million was a result of disruption from the COVID-19 pandemic and $6.0 million due to discontinued and divested products offset by $2.6 million due to favorable impact of foreign exchange.
Codman Specialty Surgical revenues were $239.3 million, a decrease of $13.7 million, or 5.4% from the prior-year period. Orthopedics and Tissue Technologies revenues were $130.9 million, an increase of $4.8 million, or 3.8% from the prior-year period.
Gross margin was $235.4 million for the three-month period ended September 30, 2020, a decrease of $1.0 million from $236.5 million for the same period last year. Gross margin as a percentage of total revenue increased to 63.6% for the third quarter of 2020 from 62.4% in the same period last year. This increase is primarily attributable to favorable revenue mix and lower costs as a result of cost-savings measures implemented by the Company.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2020	2019
Research and development	5.3%	5.0%
IPR&D expense	—%	15.8%
Selling, general and administrative	40.5%	45.7%
Intangible asset amortization	2.3%	1.3%
Total operating expenses	48.0%	67.8%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, IPR&D expense and amortization expenses, decreased by $79.2 million, or 30.8% to $177.9 million in the three months ended September 30, 2020, compared to $257.0 million in the same period in 2019.
Research and development expenses for the three months ended September 30, 2020 increased by $0.5 million as compared to the prior year. The increase in research and development was driven by costs related to product development, including product development for the new acquisitions completed in 2019. The Company continues to invest in R&D programs with spending at prior year levels despite the challenges from the COVID-19 pandemic. IPR&D expense decreased by $59.9 million as compared to the prior year due to the Rebound transaction which occurred during the third quarter of 2019.
Selling, general and administrative costs decreased by $23.0 million as compared to the prior year. The decrease in selling, general and administrative expenses was driven by overall cost reduction actions along with lower commission and selling costs associated with lower revenue in the quarter.
Although expenses were still below prior year levels during the third quarter of 2020, the Company restored employee wages and began to increase other spending in line with the sequential revenue improvements during the period. Revenues for the third quarter of 2020, sequentially increased approximately 43.1% as compared to the second quarter of 2020.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2020	2019
	(In thousands)
Interest income	$2,273	$2,913
Interest expense	(20,796)	(13,962)
Other income, net	2,492	4,127

Interest Expense
Interest expense for the three months ended September 30, 2020 increased by $6.8 million as compared to the same period last year primarily due to an increase in non-cash interest expense due to the issuance of the Convertible Senior Notes.
Other Income, net
Other income, net for the three months ended September 30, 2020, decreased by $1.6 million compared to the same period last year primarily driven from a legal settlement received during the three months ended September 30, 2019.
Income Taxes

	Three Months Ended September 30,
	2020	2019
	(In thousands)
Income before income taxes	$41,511	$(27,509)
Income tax (benefit) expense	9,174	101
Effective tax rate	22.1%	(0.4)%
The Company’s effective income tax rates for the three months ended September 30, 2020 and 2019 were 22.1% and (0.4)%, respectively.
For the three months ended September 30, 2020, the primary drivers of the higher tax rate are the jurisdictional mix of income along with a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business, offset by a $3.2 million benefit from a reversal of the French valuation allowance. For the three months ended September 30, 2019, the primary driver of the tax rate is the impact of the Rebound transaction, which resulted in a $59.9 million IPR&D expense. This amount was not deductible for tax purposes.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.

While it is often difficult to predict the outcome or the timing of the resolution of a particular matter with the various federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of a particular issue would usually require the use of cash. A favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The Company's tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items that we expect to pay in the coming year, which would be classified as current income taxes payable.
Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019
Revenues and Gross Margin
For the nine months ended September 30, 2020, total revenues decreased by $139.2 million to $983.2 million from $1,122.4 million for the same period in 2019. Domestic revenues decreased by $101.2 million, or 13%, to $695.2 million and were 71% of total revenues for the nine months ended September 30, 2020. International revenues decreased by $38.0 million, or 12% to $288.0 million for the nine months ended September 30, 2020 compared to $326.0 million during the same period in the prior year. The net decrease of $139.2 million was a result of decline in both segments due to disruption from the COVID-19 pandemic and $17.3 million due to discontinued and divested product offset by $0.2 million due to favorable impact of foreign exchange.
Codman Specialty Surgical revenues were $640.5 million, a decrease of $96.3 million, or 13.1% from the prior-year period. Orthopedics and Tissue Technologies revenues were $342.7 million, a decrease of $42.9 million, or 11.1% from the prior-year period. The decrease in both segments is primarily due to disruption caused by the COVID-19 pandemic across all franchises.
Gross margin was $609.5 million for the nine-month period ended September 30, 2020, a decrease of $97.8 million from $707.2 million for the same period last year. Gross margin as a percentage of total revenue decreased to 62.0% for the nine months ended September 30, 2020 from 63.0% in the same period last year. This decrease is primarily attributable to the disruption caused by the COVID-19 pandemic partially offset by favorable revenue mix and lower costs as a result of cost-savings measures implemented by the Company during the second quarter of 2020.
Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2020	2019
Research and development	5.6%	4.9%
IPR&D expense	—%	5.3%
Selling, general and administrative	44.0%	45.7%
Intangible asset amortization	2.4%	1.9%
Total operating expenses	51.9%	57.8%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, IPR&D expense and amortization expenses, decreased by $138.8 million, or 21.4% to $510.7 million in the nine months ended September 30, 2020, compared to $649.5 million in the same period in 2019.
Research and development expenses for the nine months ended September 30, 2020 increased by $0.2 million as compared to the prior year. The Company continues to invest in R&D programs with spending at prior year levels despite the challenges from the COVID-19 pandemic. IPR&D expense for the nine months ended September 30, 2020 decreased $59.9 million from the same period last year as a result of an IPR&D expense attributed to the Rebound transaction which occurred during the third quarter of 2019. Selling, general and administrative costs decreased by $81.2 million as compared to the prior year resulting from less acquisition and integration related charges, lower commissions and selling costs resulting from lower revenue during the year and overall cost reduction actions resulting from cost-savings measures associated with actions taken by the Company as a result of the impact of the COVID-19 pandemic.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Interest income	$7,124	$8,051
Interest expense	(54,230)	(40,495)
Other income, net	2,985	8,461
Interest Expense
Interest expense for the nine months ended September 30, 2020 increased by $13.7 million as compared to the same period last year primarily due to an increase in non-cash interest expense due to the issuance of the Convertible Senior Notes and expenses associated with Amended and Restated Senior Credit Agreement.
Other Income, net
Other income, net for the nine months ended September 30, 2020, decreased by $5.5 million as compared to the same period last year primarily due to unfavorable impact of foreign exchange and a legal settlement received during the nine months ended September 30, 2019.
Income Taxes

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Income before income taxes	$54,604	$33,697
Income tax (benefit) expense	13,456	(1,185)
Effective tax rate	24.6%	(3.5)%
The Company’s effective income tax rates for the nine months ended September 30, 2020 and 2019 were 24.6% and (3.5)%, respectively.

For the nine months ended September 30, 2020, the primary drivers of the higher tax rate are the jurisdictional mix of income along with a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business. For the nine months ended September 30, 2019, the primary driver of the tax rate is the impact of the Rebound transaction, which resulted in a $59.9 million IPR&D expense. This amount is not deductible for tax purposes. This was offset by a tax benefit of $10.8 million related to a federal tax holiday in Switzerland, which was finalized during the quarter ended March 31, 2019. The Company received a federal tax credit in Switzerland of 12 million CHF, which may be used over a seven year period, ending in 2024.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes certain income tax provisions for corporations and individuals, among other provisions. The Company does not expect the CARES Act to have a significant impact on the income tax provision. The Company continues to monitor the issuance of new legislation, regulations, and case law that may impact federal, state, and international tax positions.
The Company expects its effective income tax rate for the full year to be approximately 24.6%, driven primarily by the jurisdictional mix of income and the incremental impact of the $4.2 million expense related to an outside tax basis from the sale of the Extremity Orthopedics business.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
While it is often difficult to predict the outcome or the timing of the resolution of a particular matter with the various federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of a particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year, which would be classified as current income taxes payable.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
United States	$266,477	$266,280	$695,179	$796,397
Europe	45,995	49,242	123,917	148,753
Asia Pacific	40,473	42,079	113,934	114,810
Rest of World	17,287	21,494	50,191	62,470
Total Revenues	$370,232	$379,095	$983,221	$1,122,430
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
Domestic revenues increased by $0.2 million for the three months ended September 30, 2020 compared to the same period last year. European sales decreased by $3.2 million for the three months ended September 30, 2020 compared to the same period last year. Sales to customers in Asia Pacific and the Rest of the World for the three months ended September 30, 2020 decreased by $5.8 million compared to the same period last year. The revenues globally continue to be impacted by the COVID-19 pandemic across all of the franchises.
Domestic revenues decreased by $101.2 million for the nine months ended September 30, 2020 compared to the same period last year. European sales decreased by $24.8 million for the nine months ended September 30, 2020 compared to the same period last year. Sales to customers in Asia Pacific and the Rest of the World for the nine months ended September 30, 2020 decreased by

$13.2 million compared to the same period last year. The decrease in revenues globally was primarily due to adverse effects of the COVID-19 pandemic across all franchises.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $396.3 million and $198.9 million at September 30, 2020 and December 31, 2019 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2020, our non-U.S. subsidiaries held approximately $231.4 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$123,570	$142,249
Net cash used in investing activities	(32,152)	(142,059)
Net cash provided by financing activities	100,403	73,226
Effect of exchange rate fluctuations on cash	5,547	(4,273)
Cash Flows Provided by Operating Activities
Operating cash flows for the nine months ended September 30, 2020 decreased compared to the same period in 2019. For the nine months ended September 30, 2020, net income after non-cash adjustments decreased by approximately $21.3 million to $174.4 million from $195.7 million when compared to the same period in 2019 primarily due to adverse effects of the COVID-19 pandemic. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $50.8 million for the nine months ended September 30, 2020 compared to a decrease of $53.5 million for the same period in 2019. The decrease in 2020 is attributable to an increase in inventory to improve safety stock of select products. In addition, decreases were also driven by reduced payables offset by decreases in accounts receivable due to lower revenue and continued collection efforts.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2020, we paid $30.5 million for capital expenditures, most of which were directed to our facilities located in Mansfield, MA; Boston, MA; Memphis, TN; and Princeton, NJ.
During the nine months ended September 30, 2019, the Company paid $47.3 million for capital expenditures, most of which were directed to our Mansfield, MA facility, Princeton, NJ facility and commercial expansion. Further, we paid $95.5 million for the Arkis Acquisition and Rebound Transaction, net of cash acquired.
Cash Flows Used in Financing Activities
Our principal sources of cash from financing activities in the nine months ended September 30, 2020 were $515.3 million proceeds from the issuance of Convertible Senior Notes including the call and warrant transactions, and $151.3 million borrowing under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $441.0 million on the revolving portion of our Senior Credit Facility and Securitization Facility, $24.3 million debt issuance costs related to the Amended and Restated Senior Credit Agreement and the issuance of Convertible Senior Notes and $100.0 million purchases of treasury stock.
Our principal sources of cash from financing activities in the nine months ended September 30, 2019 were $215.8 million from borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $143.3 million on the revolving portion of our Senior Credit Facility and Securitization Facility.
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 7 - Debt to the current period’s condensed consolidated financial statements for a discussion of our Amended and Restated Senior Credit Agreement, Convertible Senior Notes and Securitization Facility and Note 8 - Derivative Instruments for discussion of our hedging activities.
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
During the nine months ended September 30, 2020, the Company repurchased 2.1 million shares of Integra’s common stock as a part of our existing share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a
$92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares through the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares determined using the volume-weighted average price of the Company's common stock during the term of the transaction.

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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities. Further, as part of our actions to manage the impacts of the COVID-19 pandemic on our business, the Company has significantly reduced our capital expenditures by approximately $16.9 million as compared to the prior year.
We currently do not anticipate disruptions to our suppliers and their supply chains due to the COVID-19 pandemic for the fourth quarter, 2020 and beyond.
Off-Balance Sheet Arrangements
The Company has no off–balance sheet financing arrangements during the nine months ended September 30, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of September 30, 2020, the Company is obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2020	2021-2022	2023-2024	Thereafter
	(In millions)
Revolving Credit Facility (1)	$97.5	$—	$—	$—	$97.5
Term Loan	877.5	—	78.8	129.4	669.3
Securitization Facility (1)	92.3	—	92.3	—	—
Convertible Debt (4)	575.0	—	—	—	575.0
Interest (2)	55.4	6.7	25.5	22.2	1.0
Employment Agreements (3)	1.2	0.2	1.0	—	—
Operating Leases	140.4	3.8	27.0	21.4	88.2
Purchase Obligations	6.4	1.0	4.2	1.2	—
Other	4.5	1.1	0.7	1.6	1.1
Total	$1,850.2	$12.8	$229.5	$175.8	$1,432.1

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
(4)
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its of 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. See Note 7, Debt, for the details on the 2025 Notes.

The Company has excluded its contingent consideration obligation related to a prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $14.4 million at September 30, 2020. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its option to acquire Integrated Shoulder Collaboration Inc., which becomes mandatory upon achievement of a certain sales threshold, for an amount not to exceed $80.0 million. This liability has been excluded because the amount to be paid and the potential payment date is not fixed. In connection with the sale of the Company's Extremity Orthopedic business, the Company will pay $41.5 million to CFO pursuant to the terms of certain agreements between Integra and CFO relating to the development of shoulder arthroplasty products. See Note 2, Assets and Liabilities Held for Sale, for details of the transaction.
The Company has excluded its future pension contribution obligations and deferred compensation obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $1.0 million at September 30, 2020. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 8, Derivative Instruments for further information.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2020 would increase interest income by approximately $4.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. See Note 8, Derivative Instruments, for the details of interest rate swaps.
The total notional amount of interest rate swaps in effect as of September 30, 2020 was $975.0 million. Based on our outstanding borrowings at September 30, 2020, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $0.9 million on an annualized basis.
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
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 17. Commitment and Contingencies.

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

The sale of the Extremity Orthopedics business is subject to customary closing conditions, including an employee consultation process in France, and may not be completed on a timely basis, or at all.

On September 29, 2020, the Company and certain of its subsidiaries entered into an agreement to sell to Smith & Nephew USD Limited. the Company’s upper and lower extremity orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines (See FN 2 Assets and Liabilities for Sale). We cannot assure you that the conditions to the closing of the sale will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of the Extremity Orthopedics business, or such completion may be delayed or completed on terms that are less favorable, perhaps materially, to us than the terms currently contemplated.

If the proposed sale of our Extremity Orthopedics business is completed, the announcement and pendency of the sale may be disruptive to our businesses (including the Extremity Orthopedics business) and may adversely affect our existing relationships with current and prospective employees and business partners, as well as with customers. Uncertainties related to the pending sale may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from its day-to-day business and operations in preparation for and during the sale. If we are unable to effectively manage these risks, the business, results of operations, financial condition and prospects of our businesses could be adversely affected.

If the proposed sale of the Extremity Orthopedics business is delayed or not completed for any reason, including due to our or Smith & Nephew's inability to satisfy the closing conditions set forth in the Definitive Agreements or industry or economic conditions outside of our control, including those related to the ongoing COVID-19 pandemic, investor confidence could decline. Moreover, in the event of a failed transaction due, for example, to our inability to successfully go through the employee consultation process in France in timely fashion, we will incur costs and will have expended significant management resources in an effort to complete the sale. Accordingly, if the proposed sale of the Extremity Orthopedics business is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information pertaining to our common stock under the repurchase program can be found in Note 12. Treasury Stock.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
ITEM 6. EXHIBITS

Reference is hereby made to the Exhibit Index on page 49.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 29, 2020	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2020	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2020	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)

Exhibits

*2.1
Put Option Agreement, dated September 29, 2020, between the Company and certain of its subsidiaries and Smith & Nephew USD Limited, a subsidiary of Smith+Nephew (including the Purchase and Sale Agreement attached as Appendix 1 thereto)

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on October 29, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.