Form 10-K
period 2020-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2021-02-23
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,370.2 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 19, 2021 was 84,369,946.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 14, 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I
ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries, unless the context suggests otherwise.
The Company, headquartered in Princeton, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, as well as nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical devices, advanced wound care products, and orthopedic hardware through a combination of several global acquisitions and development of products internally to further meet the needs of its customers and impact patient care.
We manufacture and sell our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products are comprised of specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market-leading product portfolios used in neurosurgery operating suites and critical care units. Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. Our Orthopedics and Tissue Technologies product portfolio consists of differentiated regenerative technology products for soft tissue repair and tissue regeneration products and surgical reconstruction. This business also includes private label sales of a broad set of our regenerative and wound care medicine technologies. Orthopedics and Tissue Technologies products are sold through directly employed sales representatives and distributors focused on their respective surgical specialties, and by strategic partners. In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited for approximately $240 million in cash. This transaction enables us to increase our investments in our business which will strengthen our existing leadership positions in both areas, fund pipeline opportunities to drive future growth and expand our addressable markets. See Note 18, Subsequent Events, for details.
We have key manufacturing and research facilities located in California, New Jersey, Ohio, Massachusetts, Tennessee, Canada, France, Germany, Ireland, Switzerland, and Puerto Rico. We also source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors.
Vision
We aspire to continue to be a worldwide leader in neurosurgery and reconstructive surgery, with a portfolio of leading businesses that delivers outstanding customer experiences through innovation, execution and teamwork to positively impact the lives of millions of patients and their families.
Strategy
Integra is committed to delivering high quality products that positively impact the lives of millions of patients and their families. We focus on four key pillars of our strategy: 1) building an execution-focused culture, 2) optimizing relevant scale, 3) improving agility and innovation, and 4) leading in customer experience. We believe that by sharpening our focus on these areas through improved planning and communication, optimization of our infrastructure, and strategically aligned tuck-in acquisitions, we can build scale, increase competitiveness and achieve our long-term goals.
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. In December 2020, Integra entered into a merger agreement to acquire ACell, Inc., an innovative regenerative medicine company. This acquisition, which closed on January 20, 2021, expands our product offering of regenerative technology and is complementary to Integra’s existing tissue technologies portfolio. The acquisition also supports our long-term growth and profitability strategy with a financial profile similar to Integra’s tissue products. In 2020, we continued to invest in our two recent acquisitions from 2019, Arkis Biosciences, Inc. and Rebound Therapeutics Corporation, both of which are developing innovative technologies for neurosurgery.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises and are focused on the potential for significant returns on investment. In February 2020, we launched the AmnioExcel® Plus Placental Allograft Membrane, the next generation wound care offering to support soft tissue repair. Throughout 2020, we continued to reap the benefits of many of our 10 new product launches from 2019. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We continue to identify ways of optimizing our portfolio including identifying low-growth, low-margin products and product franchises for discontinuation.
In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited for approximately $240 million in cash. See Note 3, Assets and Liabilities Held for Sale, for details.
Commercial Channel Investments. With acquisitions, new product introductions and a broad portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. Internationally, we have increased our commercial resources significantly in many markets and are making investments to support our sales organization and maximize our commercial opportunities. We now have a strong international sales channel that delivers our current portfolio as well as positions us for future expansion. In addition, we continue to build upon our leadership brands across our product franchises, enabling us to engage customers through enterprise-wide contracts.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthen our relationships with all customers. We strive to consistently deliver outstanding customer service and continue to invest in technologies, systems and processes to improve the way our customers do business with us. Additionally, we utilize professional education programs to drive customer familiarity with our growing portfolio of medical technologies globally.
BUSINESS SEGMENTS
Integra currently manufactures and sells our products and technologies in the following two global reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. We include financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", Note 17, Segment and Geographic Information and Note 18, Subsequent Events to our consolidated financial statements.
Codman Specialty Surgical
Our Codman Specialty Surgical business offers global, neurosurgery market-leading technologies, brands and instrumentation. The product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions. We offer leading technologies in dural repair, ultrasonic tissue ablation, intracranial pressure ("ICP") monitoring, hydrocephalus management, and cranial stabilization systems, while providing a rich research and development pipeline for growth.
Rounding out the portfolio is a catalog of surgical headlamps, surgical instrumentation, as well as after-market service. With thousands of surgical instrument products, including specialty surgical instruments, we call on the central sterile processing unit of hospitals and acute care surgical centers. Additionally, through a strong U.S. distribution model, we can serve the needs of hundreds of medical offices.
Our global commercial network includes clinical specialists, a large direct global sales force and strategic partnerships and distributors that serve hospitals, integrated health networks, group purchasing organizations, clinicians, surgery centers and health care providers.
Orthopedics and Tissue Technologies
Orthopedics and Tissue Technologies products serves some of the fastest growing markets in the medical technology industry. The broad range of regenerative tissue technologies primarily address the needs of plastic, reconstructive and general surgeons focused on the treatment of acute wounds, such as burns, chronic wounds, including diabetic foot ulcers, and surgical tissue repair, such as hernia, tendon, peripheral nerve repair and protection.
We made significant investments with our channel expansion in the U.S. and created dedicated sales channels to have more focus and specialization within our call points to drive sustainable growth. We have a specialized sales organization composed of directly employed sales representatives, as well as specialty distributors, organized based upon their call point. Our wound reconstruction sales representatives call on surgeons doing procedures in limb salvage, trauma, wound reconstruction and burns, and on physicians who treat chronic wounds in the outpatient wound care clinic setting. We also have a dedicated surgical reconstruction sales team focused on plastic and reconstructive surgery and hernia procedures with differentiated products. Finally, we have a distributor network focused on biologics.
Outside the U.S., we have a combination of direct and indirect channels in our international markets to sell certain product lines.
This business segment also includes private-label sales of a broad set of our regenerative and wound care technologies. Our customers are other medical technology companies that sell to end markets primarily in orthopedics, spine, surgical and wound care.

COMPETITION
Our competitors for Codman Specialty Surgical are Medtronic, Inc., Stryker Corporation, Becton Dickinson and Company and Aesculap division of B. Braun Medical, Inc. In addition, we compete with many smaller specialized companies and larger companies that do not otherwise focus on the offerings of Codman Specialty Surgical technologies. We rely on the depth and breadth of our sales and marketing organization, our innovative technology, and our procurement and manufacturing operations to maintain our competitive position.
Our competition in Orthopedics and Tissue Technologies includes the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, Smith & Nephew plc, MiMedx Group, Inc., LifeCell Corporation, a subsidiary of Allergan PLC, and Zimmer Biomet Holdings, Inc.
In addition, our products also compete against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that utilize autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete based on our products' features, strength of our sales force or distributors, sophistication of our technology and cost effectiveness of our solution.
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. We apply our core competency in regenerative technology to products for neurosurgical, orthopedic and wound applications, plastic surgery, and reconstructive surgery and we have extensive programs for our core platforms of orthopedic hardware and electromechanical technologies. Additionally, we conduct products and clinical studies to generate efficacy and health economic evidence.
Regenerative Technologies. Integra was the first Company to receive a United States Food and Drug Administration ("FDA") claim for regeneration of dermal tissue and is a world leader in regenerative technology. Because regenerative technology products represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these projects. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural collagen and human tissues as well as synthetics such as polymers. These unique product designs are used for neurosurgical and orthopedic surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template (IDRT) products and complementary technologies that we have acquired over the last few years. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications. We also continued to benefit from our 2019 product launches, such as DuraGen® in Japan which is the first and only non-autologous collagen xenograft approved for use as a dural substitute in Japan.
In early 2020, we launched AmnioExcel® Plus Placental Allograft Membrane, a human placental tissue product for treatment of wounds. Additionally, the Company announced positive clinical and economic data on Integra® Bilayer Wound Matrix ("IBWM") in complex lower extremity reconstruction based on two retrospective studies recently published in Plastic and Reconstructive Surgery, the official journal of the American Society of Plastic Surgeons. As surgeons looks for ways to efficiently and effectively repair and close wounds during these challenging times, IBWM helps address the efficiency needed in operating rooms by reducing both the operating time and costs to hospitals and patients.
Orthopedic Reconstruction. We developed fixation and small joint reconstruction implants and instruments for upper and lower extremities to both provide next generation solutions and expand our product portfolio. This portfolio focuses on joint replacement products. Integra has a strong shoulder portfolio, which includes a total shoulder system and a reverse shoulder. We continue to work on advanced shoulder products and are developing next generation anatomical designs, bone preserving products and techniques, and a pyrocarbon shoulder hemiarthroplasty product to add to that portfolio. We have a strong differentiated asset that resides in our patented pyrocarbon products, and we continue to invest to bring new products to market with this technology, which has shown significantly less wear on bone than traditional metals. We also continued to benefit from the 2019 U.S. product launches, such as the Panta® II TTC Arthrodesis Nail System. The Panta II system is our new fusion nail used in ankle fixation. We also launched a small post baseplate in our reverse shoulder system that accommodates smaller patients. In addition, we initiated the limited market release of enhancements to our Salto Talaris® Total Ankle System.
Electromechanical Technologies and Instrumentation. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation, for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebral spinal fluid ("CSF") management, neuro-critical care ("NCC") monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies. In the Codman Specialty Surgical segment, our focus is also on the new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. Our lighting franchise is among the most dynamic in the industry. We continue to work with several instrument partners to bring new surgical instrument platforms to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our next generation of LED technology with our DUO LED Surgical Headlight System™.
We develop core clinical applications in our electromechanical technologies portfolio. In 2020, we updated our CUSA Clarity platform to incorporate a new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. In addition, the CUSA® Clarity Ultrasonic Surgical Aspirator System was cleared to treat malignant and benign tumors, but not limited to meningiomas and gliomas. It is the first and only ultrasonic tissue ablation system with this specific indication. The FDA clearance is based on a wealth of peer-reviewed clinical publications and 40 years of surgical cases involving resection of brain and spinal tumors.
Throughout the year, we continued to advance the early-stage technology platforms we acquired in 2019. Through the Arkis Biosciences acquisition, we added a platform technology, CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. We also acquired a company, Rebound Therapeutics, developers of a single-use medical device known as the AURORA Surgiscope® System ("Aurora") that enables minimally invasive access with enhanced lighting and visualization to the neurosurgery suite. Importantly, these new platforms provide us with the opportunity to expand into new, faster growth therapeutic areas, such as intracerebral hemorrhage and minimally invasive neurosurgery.
RESOURCES
In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. Our practice is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.
Certain of our products, including but not limited to our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products, contain material derived from bovine tissue. We take great care to provide products that are safe and free of agents that can cause disease. In particular, the collagen used in the products that we manufacture is derived either from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a reported case of bovine spongiform encephalopathy (“BSE”) (otherwise known as mad cow disease), or from the U.S. or from fetal bovine dermis. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and fetal bovine skin are in the lowest-risk category for BSE transmission, and therefore considered to have a negligible risk of containing the agent that causes BSE.
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
AccuDrain®, Algicell®, AmnioExcel®, AmnioMatrix®, Aquasonic®, Auragen®, Bactiseal®, BioBlock®, BioDFactor®, BioDFence®, BioDOptix®, BioDRestore™, Bioguard®, BioMotion®, Bold®, Brainet®, Budde®, Buzz™, Capture™, CereLink™, CerebroFlo® EVD Catheter with Endexo® Technology, Certas®, Codman®, Codman Accu-Flo®, Codman Bicol®, Codman Certas®, Codman Hakim®, Codman Holter®, Codman ICP Express®, Codman Microsensor®, Codman VersaTru®, Codman VPV®, Contour-Flex®, Cranioplastic®, CRW®, CRW Precision™, Cterm™, CUSA®, DigiFuse®, DirectLink®, DuraGen®, DuraSeal®, Endorelease™, First Choice®, HeliCote®, HeliPlug®, HeliTape®, HeliMend®, Helistat®, Helitene®, Hermetic™, Hy-Tape®, ICP Express®, Integra®, IntegraLink®, IPP-ON®, Isocool®, Jarit®, Katalyst™, Lead-Lok™, Licox®, LimiTorr™, Luxtec®, Mayfield®, MediHoney®, MemoFix®, MicroFrance®, Miltex®, Mischler™, MoniTorr ICP™, Movement®, Natus®, NeuraGen®, NeuraWrap™, Nicolet®, NuGrip®, Omnigraft®, Omni-Tract®, OSV II®, Padgett®, PriMatrix®, Pureflow™, PyroSphere®, Q-Snor™, Qwix®, Redmond™, Revize™, Ruggles®, SafeGuard®, Signacreme®, Spider™, Spin®, Subtalar MBA®, SurgiMend®, TCC-EZ®, TenoGlide®, Ti6®, Tibiaxys®, TissueMend®, TruArch®, Ultra VS™, Uni-CP®, Uni-Clip®, VersaTru®, Xtrasorb®, zRIP™, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.

SEASONALITY
Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles in the U.S. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. The main exceptions to this pattern occur because of material acquisitions as well as impacts of the novel coronavirus ("COVID-19") in 2020.
Impact of COVID-19 Pandemic on our business
In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has significantly impacted both the world and U.S. economies. In response to this coronavirus outbreak, the governments of many cities, counties, states and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and are advising or requiring individuals to limit or forego their time outside of their homes which has created significant uncertainties in the U.S. economy. In certain geographic regions in which the Company operates, temporary closures of businesses have been ordered or suggested and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses.
The Company's focus during this global crisis remains on supporting patients, providing customers with life-saving products, and protecting the well-being of our employees. The rapid and evolving spread of the virus has resulted in an unprecedented challenge to the global healthcare industry, as medical resources are reallocated to fight COVID-19. During 2020, we were able to sustain ongoing operations by implementing contingency plans such as enabling its manufacturing and distribution sites around the world to continue operating at levels required to meet demand and to provide for the safety of our employees. During April of 2020, the Company implemented cost-savings measures, which included the following:
•Reduced executive management compensation through July 2020 and director compensation;
•Reduced cash compensation for all other employees through reduced commissions, reduction in hours through July 2020 and/or furloughs;
•Hiring freeze, elimination of overtime, reduction in certain employee benefit costs, cessation of third-party services and temporary contractor relationships; and
•Significant reduction in capital expenditures and discretionary spending including travel, events and marketing programs.
The Company restored employee wages and other spending in the third quarter of 2020, as revenues sequentially increased approximately 43.1% as compared to the second quarter of 2020. We also continue to implement programs and strategies to effectively manage the business during the pandemic, such as partnering with key opinion leaders to increase our customer engagement through educational webinars and to improve the clinical components of sales training. We remain confident that the underlying markets in which the Company competes remain attractive over the long term. We also remain focused on managing the business for the long-term, including preserving full time jobs needed to support the rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as by our talented and committed global workforce. Throughout this period, we continue to prioritize and invest in critical R&D and clinical programs.
Information pertaining to additional risk factors as it relates to the COVID-19 pandemic can be found in Item 1A. Risk Factors.
GOVERNMENT REGULATION AND COMPLIANCE
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
Human Cells, Tissues and Cellular and Tissue-Based Products
Integra, through the acquisition of Derma Sciences and BioD LLC ("BioD") is involved with the recovery, processing, storage, transportation and distribution of donated amniotic tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing, or consisting of, human cells or tissue intended for transplantation into a human patient. Examples of HCT/P include bone, ligament, skin and cornea.
Some HCT/Ps fall within the definition of a biological product, medical device or drug regulated under the FD&C Act. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval from the FDA.
Section 361 of the Public Health Service Act (“Section 361”), authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, and Good Tissue Practices when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting.
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
National Organ Transplant Act
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
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD's morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In July, 2020, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/PFinal Guidance”). This Guidance document supersedes the November 2017 guidance.
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
As of February 23, 2021, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products.
Revenues from BioD morselized amniotic membrane-based products for the year ended December 31, 2020 were less than 1.0% of consolidated revenues.

Medical Device Regulations
We also are required to register with the FDA as a medical device manufacturer. As such, our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter, institute proceedings to detain or seize products, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice. All Integra manufacturing facilities participate in the Medical Device Single Audit Program and are audited annually for compliance with the Quality System for US FDA, Canada, Australia, Brazil, and Japan.
Medical device regulations also are in effect in many of the countries in which we do business outside the U.S. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). In addition, the EU enacted the EU Medical Device Regulation, which imposes stricter requirements on the marketing and sales of medical devices which includes but is not limited to quality systems, labeling and clinical data. CE Mark Certification requires a comprehensive quality system program, technical documentation, clinical evaluation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Device Directive, Medical Device Regulation, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices or interpreting and enforcing existing regulations more strictly. Compliance with these regulations requires extensive documentation and clinical reports for our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with the ISO 13485 Quality System standard.
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
Postmarket Requirements. After a device is cleared or approved for commercial distribution, numerous regulatory requirements apply. These include the FDA Quality System Regulations which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the FDA's general prohibition against promoting products for unapproved or 'off-label' uses; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and the Reports of Corrections and Removals regulation, which require manufacturers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act. Postmarket requirements are also followed globally where our products are registered and approved. These foreign jurisdictions have similar requirements to the FDA which include reporting requirements such as adverse events, recalls, etc.
Other regulations
Anti-Bribery Laws. In the U.S., we are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. Similar anti-bribery laws exist in many of the countries in which we sell our products outside the U.S., as well as the United States Foreign Corrupt Practices Act (which addresses the activities of U.S. companies in foreign markets). Our products also are subject to regulation regarding reimbursement, and U.S. healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These global laws require that we exercise care in designing our sales and marketing practices, including involving interactions with healthcare professionals, and customer discount arrangements. See “Item 1A. Risk Factors for further details.
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
Hazardous materials. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to country-specific, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe that our environmental, health and safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations. However, risk of accidental releases or injury from these materials is possible. These risks are managed to minimize or eliminate associated business impacts. In the event of this type of accident, we could be held liable for damages and face a liability that could exceed our resources. We could be subject to a regulatory shutdown of a facility that could prevent the distribution and sale of products manufactured there for a significant period of time, and we could suffer a casualty loss that could require a shutdown of the facility in order to repair it, any of which could have a material, adverse effect on our business. Although we continuously strive to maintain full compliance with respect to all applicable global environmental, health and safety laws and regulations, we could incur substantial costs to fully comply with future laws and regulations, and our operations, business or assets may be negatively affected. Furthermore, global environmental, health and safety compliance is an ongoing process. Integra has compliance procedures in place for compliance with Employee Health & Safety laws, driven by a centrally led organizational structure that ensures proper implementation, which is essential to our overall business objectives.
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
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and, potentially, intellectual property continue to evolve with increasingly strict enforcement regimes. In

Europe, for example, we are subject to EU General Data Protection Regulation ("GDPR") which requires member states to impose minimum restrictions on the collection, use and transfer of personal data and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules.
“Item 1A. Risk Factors - We are subject to requirements relating to information technology which could adversely affect our business.
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
HUMAN CAPITAL
Workforce Demographics
As of  December 31, 2020, we had approximately 3,700 full-time and part-time employees and 700 contingent, subcontracted and outsourced partners. As of December 31, 2020, 64% of our workforce was located in the United States, 25% in Europe, 4% in Latin America and Canada and 7% in Asia Pacific which includes Australia and New Zealand.
Diversity and Inclusion
A diverse workforce and an inclusive culture and work environment is a business priority and a key to our long-term success. Our commitment to diversity and inclusion ("D&I") begins with our Board of Directors and CEO, and extends to all levels of the Company as we focus on attracting, retaining, and developing our global talent.
Leadership Commitment and Accountability. The executive leadership team members set the D&I goals for the company and for the past three years it has been a company-wide goal to advance diversity and inclusion initiatives to build stronger teams.
Leadership Councils, Employee Resource Groups and External Partnerships. We are accountable to our diversity commitment through our leadership councils, employee resource groups, and external partnerships.
•Peter Arduini, President & Chief Executive Officer has chaired our Women’s Leadership Council since its inception in 2017. The Women’s Leadership Council is an action and results-oriented advisory group comprised of fifteen of our senior women leaders. The specific charter of the Council is to work together to identify ways to continue to attract and retain female talent, advance the development of our women into leadership roles, increase the cultural awareness of the value of inclusion and diversity in our company, and create specific development forums for high performing women.

•Our employee resources groups encourage a culture of awareness and inclusion, assist in the attraction and retention of diverse talent, and help colleagues develop leadership skills. Members of the executive leadership team serve as sponsors for each of Integra’s employee resources groups. Integra has four employee resources groups:

◦Women of Integra Networks with 20+ chapters globally
◦African American Affinity Group
◦Veteran Employee Resource Group
◦Indian American Professional Network

•We reinforce our commitment to diversity by partnering with other organizations focused on driving inclusion in the work place including the CEO Action for Diversity & Inclusion, which is the largest CEO-driven business commitment to advance D&I in the work place and the Healthcare Businesswomen’s Association, an association dedicated to furthering the advancement and impact of women in the business of healthcare.

Promoting an Inclusive Culture Through Learning Opportunities. To help drive our culture of inclusion, our colleagues participate in programs focused on how to manage bias and value differences.
•Members of our executive leadership, senior management team, and larger scope leaders participate in a half-day micro-inequities training. The content includes understanding unconscious bias and subtle behaviors that devalue, discourage and impair workplace performance, identifying these in day-to-day interactions, and exploring ways to mitigate these micro-inequities on an individual and organizational level.

•In 2020, Integra colleagues globally participated in two programs to promote inclusion: a course that creates awareness of unconscious biases in the workplaces and tools to build-bias breaking skills and a course which examines what practicing inclusion in the workplace looks like.

Gender Diversity. We believe that our company is better and delivers strong operating results when we build diverse teams and leverage broad perspectives to meet the needs of our shareholders, customers, colleagues, and communities we serve. Integra's overall employee population is 47% female and 53% is male. We continue to strive to ensure that diversity in our leadership ranks is representative of our overall population. Through mentorship, sponsorship, recruitment efforts, and development programs we look to continue to grow our population of females in leadership roles at Integra. Currently, 33% of our executive leaders and 36% of senior leaders (non-executive vice presidents) are female.

All Employees
53%
47%
Executive Leadership
67%
33%
Senior Leadership
64%
36%
0%
10%
20%
30%
40%
50%
60%
70%
80%
90%
100%
Male
Female

In partnership with Leadership Edge, a company founded by women leaders and dedicated to growing and mentoring women, Integra sponsors the Excel Women’s Leadership Program. The program is designed to accelerate the development and advancement of high potential, mid-career female leaders into senior leadership roles. The program has assisted in further building our pipeline of women leaders with 60% of the program’s graduates being promoted into roles with increased responsibility.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth in our financial statements Note 17, Segment and Geographic Information, to our consolidated financial statements.
AVAILABLE INFORMATION
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Our financial information may be viewed, including the information contained in this report, and other reports we file with the SEC, on the Internet, without charge as soon as reasonably practicable after we file them with the SEC, in the “SEC Filings” page of the Investor Relations section of our website at www.integralife.com. A copy may also be obtained for any of these reports, without charge, from our Investor Relations department, 1100 Campus Road, Princeton, NJ 08540. Alternatively, reports filed may be viewed or obtained through the SEC's website at www.sec.gov.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this report, including statements under “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:
•general economic and business conditions, both nationally and in our international markets;
•our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
•anticipated trends in our business;
•anticipated demand for our products, particularly capital equipment;
•our ability to produce regenerative-based products in sufficient quantities to meet sales demands;
•our expectations concerning our ongoing restructuring, integration and manufacturing transfer and expansion activities;
•existing and future regulations affecting our business, and enforcement of those regulations;
•our ability to obtain additional debt and equity financing to fund capital expenditures, working capital requirements and acquisitions;
•physicians' willingness to adopt our recently launched and planned products, third-party payors' willingness to provide or continue reimbursement for any of our products and our ability to secure regulatory approval for products in development;
•initiatives launched by our competitors;
•our ability to protect our intellectual property, including trade secrets;
•our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;
•our ability to remediate all matters identified in FDA observations and warning letters that we received or may receive; and
•other risk factors described in the section entitled "Risk Factors" in this report.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2020 fiscal year.

ITEM 1A. RISK FACTORS
RISKS RELATED TO COVID-19

The effects of the COVID-19 pandemic continue to significantly impact global economic conditions and have affected, and may continue to affect, our operations, supply chain, distribution, sales force, as well as the financial stability of hospitals and other customers, and have caused and could again cause a reduction in procedures, which could materially adversely affect our business, results of operations, financial condition, and stock price.

On March 11, 2020, the World Health Organization (“WHO”) characterized the Novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. To date, and in continuing efforts to control the spread of COVID-19, and a highly contagious variant of COVID-19, governments around the world, including in the U.S., have and continue to implement various preventative measures including quarantines, “shelter in place” orders, “stay at home” orders, travel restrictions, business operation restrictions, school closures, and other similar types of measures. The impact of the pandemic, while still evolving, has caused and will likely continue to cause significant economic and financial uncertainty in the U.S. and around the world, generating concerns the effects will lead to a global recession or depression.

In response to the COVID-19 pandemic and related mitigation efforts, similar to many other employers in the U.S., the Company has and continues to require many employees to work remotely. The Company has continued to operate certain manufacturing facilities to date in compliance with federal, state and local orders regarding COVID-19. The health of the Company’s workforce is our top concern and the Company has procured equipment and implemented safety protocols in an effort to maintain the health and safety of our employees.

While demand for our products has improved since mid-April 2020 when healthcare institutions were altering how they managed medical procedures in light of virus-related constraints, it is not possible to predict with precision whether and when demand for our products will return fully to levels that existed prior to the onset of the pandemic. The Company has implemented extensive business contingency plans across its global organization and network of business partners which helps limit some of the impact of the COVID-19 pandemic but does not completely prevent or avoid a negative impact on the business. The extent to which the COVID-19 pandemic will negatively affect the Company's operations and financial position will depend on future developments that remain uncertain and cannot be predicted with precision. For example, including, without limitation, the pandemic could cause:

•Continued fluctuations in our operational results, revenues, and cash flows which may negatively impact our stock price;
•Impact our operations and sales including but not limited to delays in orders, ability to market, sell, deliver and service our products;
•Reductions in demand for our products and services due to the impact of COVID-19 on hospitals and customers such as continued or future postponement or cancellations of procedures, hospital postponement or cancellation of capital purchases, or elimination of services;
•Local and/or global recessions, which may result in hospitals and customers reducing capital spending and could materially affect our business, including but not limited to our future access to capital, and negatively impact the value of our stock.;
•Continued limitations on our operations due to restrictions associated with “shelter in place” orders and travel restrictions;
•Distraction of management time and focus;
•Increased risk that insurance coverage will not provide protection for all of the COVID-19-related disruption;
•Disruption to manufacturing operations and distribution supply chains;
•Increased challenges or restraints in obtaining necessary products or components from our suppliers and vendors;
•Reduction or interruption to our manufacturing processes which could have a material adverse effect on our business;
•Continued and/or increased risks related to the health and safety of our employees (and retention issues), volatility of foreign currency exchange rates, and risk of cybersecurity attacks and breaches;
•Possible liquidity constraints and credit impact;
•Delays in obtaining regulatory clearances, approval to market products, quality inspections, or delays to clinical trial activity;
•Delays in coverage decisions by private and public health insurers and foreign governmental health systems;
•Delays in the completion of supportive clinical studies for payer coverage decisions or clinical and economic decision makers due to slowed study enrollments;
•Delays to acquisition plans, increased risks to the operations and financial condition of newly acquired businesses, and increased costs or delays to integration of newly acquired businesses;

•The impact of any reprioritization of capital allocations on our ability to achieve our strategic objectives over the medium and long-term; and,
•Write downs or impairments of investments in third parties, goodwill or intangible assets from recently acquired businesses, accounts receivable, or other assets;

As the situation surrounding the COVID-19 pandemic remains fluid, it is difficult to predict, with any certainty, the duration and extent of its impact which depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions including the distribution of a vaccine locally and globally, and the impact of these and other factors on our employees, customers, suppliers, service providers and business partners. If COVID-19, or a variant strain, continues to spread and escalate domestically or internationally, or if governments impose additional measures intended to mitigate the spread and related effects of the pandemic, the risks described above could be elevated significantly. Should that occur, and the COVID-19 pandemic persist for a prolonged time, the above factors and others that are currently unknown could have a material adverse impact on our business, results of operations, financial conditions and prospects and could elevate known risks described in this Item 1A. Risk Factors. Information pertaining to the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date can be found in Management's Discussion and Analysis of Financial Position and Results of Operations.

RISKS RELATING TO OUR BUSINESS
Our operating results may fluctuate.
Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to do so from time to time in the future. Some of the factors that may cause these fluctuations include:

•risks related to COVID-19;
•economic conditions worldwide, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;
•the impact of acquisitions, our ability to integrate acquisitions, and our restructuring activities including portfolio rationalization, divestitures and product lifecycle management;
•expenditures for major initiatives, including acquired businesses and integrations thereof and restructuring;
•the timing of significant customer orders, which tend to increase in the fourth quarter coinciding with the end of budget cycles;
•increased competition for a wide range of customers across all our product lines in the markets our products are sold;
•market acceptance of our existing products, as well as products in development;
•retention of current employees and recruiting of new employees in light of market competition for talent and relevant skills;
•the timing of regulatory approvals as well as changes in country-specific regulatory requirements;
•changes in the exchange rates between the U.S. dollar and foreign currencies of countries in which we do business;
•changes in the variable interest rates of our debt instruments which could impact debt service requirements;
•potential backorders, lost sales and expenses incurred in connection with product recalls or field corrective actions;
•disruption of our operations and sales resulting from extreme weather conditions or natural disasters that damage our manufacturing, distribution, or infrastructure of those facilities, or the suppliers and service providers for those facilities;
•our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;
•changes in the cost or decreases in the supply of raw materials and services, including sterilization, energy, steel and honey;
•the timing of our research and development expenditures;
•reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;
•the ability to maintain existing distribution rights to and from certain third parties;
•the ability to maintain business if or when we opt to convert such business from distributors to a direct sales model;
•the ability of our commercial sales representatives to obtain sales targets in a reasonable time frame;
•the impact of changes to our sales organization, continued channel expansion, including increased specialization;
•peer-reviewed publications discussing the clinical effectiveness of the products we sell;
•inspections of our manufacturing facilities for compliance with Quality System Regulations (Good Manufacturing Practices) which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies, and corrective actions, procedural changes and other actions that we determine are necessary or appropriate to address the results of those inspections, any of which may affect production and our ability to supply our customers with our products;
•changes in regulations or guidelines that impact the sales and marketing practices for products that we sell;
•the increased regulatory scrutiny of certain of our products, including products which we manufacture for others, could result in removal from the market or involve field corrective actions that could affect the marketability of our products;
•enforcement or defense of intellectual property rights;
•changes in tax laws, or their interpretations; and
•the impact of goodwill and intangible asset impairment charges if future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions.

The industry and market segments in which we operate are highly competitive, and we may be unable to compete effectively with other companies.

There is intense competition among medical device companies. We compete with established medical technology companies in many of our product areas. Competition also comes from early-stage companies, universities, research institutions and other non-profit entities. In certain cases, our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products, or that use other technologies that cost less than our products. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective at developing commercial products. They may be able to gain market share by offering lower-cost products or products that enjoy better reimbursement from third-party payors and foreign governmental health systems.

Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, demonstrate clinical and economic effectiveness, obtain and maintain reimbursement coverage and funding under third-party payors and foreign governmental health systems, obtain patent protection and produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from third-party payors and foreign governmental health systems could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances, changes in customers' requirements or in payor or regulatory evidence requirements. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary to gain entry or maintain our position or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and are developing products to compete with our dural repair products, regenerative skin, neuro critical care monitors and ultrasonic tissue ablation devices, among others. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Competitive pressures could adversely affect our profitability. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in the areas in which we compete.

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

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the U.S. and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid, private and public health insurers and foreign governmental health systems, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement;
•several foreign countries have implemented reforms of their respective healthcare sectors in an effort to reduce healthcare spending, including restricting funding to only those medical technologies and procedures with proven effectiveness, and increasing patient co-payments. Governmental health systems have revised and continue to consider revisions of healthcare budgets, which could result in stricter standards for implementing certain medical procedures, increased scrutiny of medical devices, and downward pricing pressure;
•Medicare, Medicaid, private and public health insurer and foreign governmental cutbacks could create downward pricing pressure on our products;
•in the U.S., Medicare and Medicaid coverage as well as commercial payor coverage determinations could reduce or eliminate reimbursement or coverage for certain of our wound matrix, amniotic, surgical reconstruction and advanced wound dressing products as well as other products in most regions, negatively affecting our market for these products, and future determinations could reduce or eliminate reimbursement or coverage for these products in other regions and could reduce or eliminate reimbursement or coverage for other products;
•there has been a consolidation among healthcare facilities and purchasers of medical devices in the U.S., some of whom prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
•in the U.S., we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
•there is economic pressure to contain healthcare costs in domestic and international markets, and, regardless of the consolidation discussed above, providers generally are exploring ways to cut costs by eliminating purchases or driving reductions in the prices that they pay for medical devices, or increasing clinical or economic evidence thresholds for product formularies;
•there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the healthcare industry;
•proposed laws or regulations may permit hospitals to provide financial incentives to doctors for reducing hospital costs, will award physician efficiency, and will encourage partnerships with healthcare service and goods providers to reduce prices; and
•there have been initiatives by third-party payors and foreign governmental health systems to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

Any and all of the above factors could materially and adversely affect our levels of revenue and our profitability.

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits, and also requires us to successfully integrate acquired businesses into our business operations in order to avoid our business being materially and adversely affected.

In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2018 and December 31, 2020, we have acquired 2 businesses at a total cost of approximately $70.7 million. In addition, in January 2021, we acquired ACell, Inc. for $300 million, which added products to our complex wound management product portfolio and advanced growth of our Tissue Technologies segment.
We may be unable to continue to implement our growth strategy and it may ultimately be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material, adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them and could require significant expenditures to address those controls or subject us to increased risk. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. If we cannot integrate acquired businesses and operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for the running of our business and the development of our business as well as risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Some acquisitions may include the need for ongoing product development to occur consistent with time sensitive milestones in order for the Company to achieve its commercial projections for the acquisition. Our future profitability will depend in part upon our ability to develop our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. As a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Certain potential acquisitions are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic acquisitions and could result in mandated divestitures. If we are unsuccessful in our acquisition strategy, we may be unable to meet our financial targets and our financial performance could be materially and adversely affected.

Furthermore, the failure to integrate the business operations of recently acquired or future acquisitions successfully would have a material, adverse effect on our business, financial condition and results of operations. Integrating the operations of multiple new businesses with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources, including the coordination of information technologies, sales and marketing, research and development, operations, manufacturing and finance functions. The integration process could disrupt the businesses and, if implemented ineffectively, could preclude realization of the full benefits that we expect from these transactions. Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could materially and adversely affect our results of operations. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems, any of which may prove incompatible with our Company. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. For example, there could be adverse effects on existing business relationships with suppliers or customers, including failure to retain key customers and suppliers. In addition, we may fail to retain key employees of our Company and of the acquired businesses.

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

We are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flows change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows.

Also, Company decisions and other economic factors relating to our trade names may occur over time. For instance, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.

The value of a medical device business is often volatile, and the assumptions underlying our estimates made in connection with our assessments under the guidance may change as a result of that volatility or other factors outside our control and may result in impairment charges. The amount of any such impairment charges could be significant and have a material, adverse effect on our reported financial results for the period in which the charge is taken and could have an adverse effect on the market price of our securities, including the notes and the common stock into which they may be converted.

Lack of market acceptance for our products or market preference for technologies that compete with our products could reduce our revenues and profitability.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with our collagen-based wound care products. In addition, unfavorable payment amounts or adverse coverage determinations of third-party payors, including Medicare, Medicaid, private and public health insurers, and foreign governmental health systems, regarding our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. For example, greater market acceptance of our wound graft products may ultimately depend on our ability to demonstrate that coverage and reimbursement are available and favorable, or because they are an attractive, cost-effective alternative to other treatment options.

If there are negative events in the industry, whether real or perceived, there could be a negative impact on the industry as a whole. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on governments, third-party payors and providers to reduce healthcare costs, and healthcare reform legislation and initiatives domestically and internationally. In addition, our future success depends, in part, on our ability to license and develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing, either through internal development or payments associated with licensing arrangements, could be too high to justify development and we could ultimately face competitors with more effective products and better reimbursement status that cost less and are ready for commercial introduction before our products. If we are unable to develop additional commercially viable products, our future prospects could be materially and adversely affected.

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

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

•our collagen-based products, such as the Integra Dermal Regeneration Template and wound matrix products, the DuraGen® family of products, our Absorbable Collagen Sponges, PriMatrix and SurgiMend products;
•our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;
•products which use many different specialty parts or chemicals from numerous suppliers, such as our intracranial monitors, shunts, catheters and headlights;
•products which are amniotic tissue-based
•products which are porcine tissue-based;
•products that use medical grade leptospermum honey, such as our Medihoney products; and
•our TCC-EZ® total contact cast system products.

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

Our private-label business depends in part on entering into and maintaining long-term supply agreements with third parties. The third parties with whom we have entered into agreements might terminate these agreements for a variety of reasons, including developing other sources for the products that we supply. Termination of our most important relationships could adversely affect our expectations for the growth of private-label products.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

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

In the United States, the Patient Protection and Affordable Care Act (the “ACA”), signed into law in March 2010, includes several provisions that impact our businesses in the U.S. The ACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions), and require detailed disclosure of transfers of value made to healthcare professionals.

We cannot predict what impact ongoing uncertainty regarding federal and state health reform proposals, including the implementation or repeal of the ACA, instability of the insurance markets, changes in the U.S. administration and policy, an expansion in government’s role in and/or additional proposals and/or changes to the U.S. health care system or its legislation will have on our customer’s purchasing decisions and/or reimbursement which could have a material adverse effect on our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. We continue to monitor the implementation of such legislation and, to the extent new market or industry trends or new governmental programs evolve, we will consider implementing or implement programs in response.

We are subject to stringent domestic and foreign medical device regulations and oversight and any adverse action may adversely affect our ability to compete in the marketplace and our financial condition and business operations.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies, as discussed in “Part 1, Item 1. Business – Government Regulation.” To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We are also subject to regulations that may apply to certain of our products that are Drug/Device Combination products or are considered to be subject to pharmaceutical regulations outside the U.S. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products could be costly, time consuming and burdensome, lead to failed clinical trials or weakened clinical evidence, involve modifications, repairs or replacements of our products and result in limitations on the indicated use of our products, which may negatively impact our ability to market our products and services, result in delays or prevent full commercial realization of future products or service. Furthermore, failure to obtain timely approvals or renewals may result in significant penalties and fines. Additional regulations govern the approval, initiation, conduct, monitoring, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Failure to comply, could subject us to significant enforcement actions and sanctions, including halting the study, rejection of data generated in the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. In addition, without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure you that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

We are subject to extensive complex regulatory requirements by domestic and foreign government agencies and any failure to comply with our ongoing responsibilities under their applicable laws and regulations could result in a material adverse impact on our business. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our business.

We are also subject to the European Medical Device Regulation, which was adopted by the European Union (“EU”) as a common legal framework for all EU member states. The EU Parliament issued a delay in implementation by one year to May 26, 2021 due to the COVID-19 pandemic. The implementation for Class I products is scheduled for May 26, 2021 and the EUDAMED Database is May 26, 2022. Under this regulation, companies that wish to manufacture and distribute medical devices in EU member states must meet certain quality system, and safety requirements as well as ongoing product monitoring responsibilities. Companies must also obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which if incurred, could have a material adverse impact on our business, results of operations and cash flows.

In addition, we are subject to laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure that:

•government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or
•government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we regularly train our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the AdvaMed Code, we have certified our adoption of the AdvaMed Code. The sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals. Since these laws, regulations and ultimate enforcement continue to evolve, we cannot predict with certainty, what, if any, impact, changes to them may have on our business or our customers.

Outside of the U.S. we are subject to privacy and data security regulations at the international, national and regional level, as well as on an industry specific basis. For example, in Europe, we are subject to the EU General Data Protection Regulation ("GDPR") which is related to the collection, processing, storage, transfer and use of personal data. In the U.S., we are subject to the California Consumer Privacy Act of 2018 (“CCPA”) and other similar laws in the United States, at both the federal and state level. Noncompliance with GDPR could trigger fines of up to 4% of global annual revenues. Compliance with these requirements may require changes in business practices, complicate our operations, and add complexity and additional management and oversight needs. They also may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data. Non-compliance may result in proceedings against us by governmental or other entities and/or significant fines which could negatively impact our reputation and adversely effect our business.

Should we delay or fail to comply with one or more of the regulatory requirements we could have reduced sales, increased costs, delays to new product introductions, enhancements or our strategic plans, or harm to our reputation or competitiveness, which could have a material adverse effect on our business and financial results.

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.

Certain of our products are derived from bovine or porcine tissue sources. As a result, we may experience difficulties in processing and producing our bovine and porcine tissue products at scale, including problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures and availability of skilled personnel.

With respect to bovine, among other products, our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2020, approximately 39.3% of our revenues derived from products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. The World Organization for Animal Health ("OIE") recognizes the U.S. as having a negligible risk for BSE, which is the highest status available.

We take care to provide that our products are safe and free of agents that can cause disease. In particular, we qualified a source of collagen from a country outside the U.S. that is considered BSE/TSE-free. The World Health Organization classifies different types of bovine tissue for relative risk of BSE transmission. Deep flexor tendon and bovine fetal skin, which are used in our products, are in the lowest-risk categories for BSE transmission and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, could become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of prions. Significant new regulations, or a ban of our products, could have a material, adverse effect on our current business or our ability to expand our business.

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

We manufacture and distribute products derived from human tissue. As discussed in detail above in "Human Cells, Tissues and Cellular and Tissue-Based Products," the FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient.

On June 22, 2015, the FDA issued an Untitled Letter alleging that BioD Logic LLC's ("BioD") morselized amniotic membrane tissue based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 and that, as a result, BioD would need a biologics license to lawfully market those morselized products.

In November 2017, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would enjoy as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The Company does not believe the uses for its amniotic membrane tissue-based products fall into the high risk-category. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products. The Company has been considering and continues to consider regulatory approval pathways for its amniotic membrane tissue-based products. Revenues from BioD morselized amniotic material-based products for the year ended December 31, 2020 was less than 1% of consolidated revenues.

We are subject to current and potential future requirements relating to protection of the environment, such as hazardous materials regulations, which may impose significant compliance or other costs on us.

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

Moreover, climate change and sustainability efforts and potential climate change regulations could lead to business interruption, significantly increased costs and/or other adverse consequences to our business. If regulations are enacted in the United States, Europe, or any other jurisdictions in which we do business that, for example, limit or reduce allowable greenhouse gas emissions and other emissions, such restrictions could effect or interrupt our operations or the operations of our suppliers, potentially leading to higher costs, and therefore negatively impact our results of operations.

We are subject to requirements relating to information technology which could adversely affect our business.

If we are unable to maintain reliable information technology systems and prevent disruptions, outages, or data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations means that we are subject to laws and regulations, including data protection and cyber security laws and regulations, in many jurisdictions. The variety of

U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in “Item 1. Business - Government Regulation - Other Factors - Data Privacy and Cybersecurity Laws and Regulations." We have programs to ensure compliance with such laws and regulations. However, there is no guarantee that we will avoid enforcement actions by governmental bodies. Enforcement actions may be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. While Integra has not been named in any such suits, if a substantial breach or loss of data were to occur, we could become a target of such litigation.

RISKS RELATED TO TAX AND DEBT

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

Our leverage and debt service obligations could adversely affect our business. As of December 31, 2020, our total consolidated external debt was approximately $1.1 billion (See item 7 and Note 6 for a discussion of our consolidated external debt). We may also incur additional indebtedness in the future. Our substantial indebtedness could have material, adverse consequences, including:

•making it more difficult for us to satisfy our financial obligations;
•increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

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

RISKS RELATED TO GLOBAL OPERATIONS

If any of our facilities or those of our suppliers were damaged and/or our manufacturing or business processes interrupted, we could experience lost revenues and our business could be seriously harmed.

Damage to our manufacturing, distribution, development and/or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, unauthorized entry or other events, such as a flu or other health epidemic, such as COVID-19, could significantly disrupt our operations, the operations of suppliers and critical infrastructure and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. Certain of our manufacturing facilities are located in Puerto Rico, which in the past has experienced both severe earthquakes and other natural disasters. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

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

We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. For a description of our use of derivative financial instruments, see Note 7, Derivative Instruments in our consolidated financial statements.

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

The United Kingdom’s (“UK”) exit from the European Union on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause uncertainty in the global political markets. It is possible that Brexit could, among other things, affect the legal and regulatory environments to which our business is subject, impose greater restrictions on imports and exports between the UK and the EU and other parties, and create economic and political uncertainty in the region.

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

GENERAL RISK FACTORS

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

Third parties may attempt to breach our systems and may obtain data relating to patients, proprietary or sensitive information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences.

We have programs, processes (including ongoing improvements) and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur, may be challenging. We are also dependent on third party vendors to supply and/or support certain aspects of our information technology systems which may contain defects in design or manufacture or other problems that could result in system disruption or unexpectedly compromise the information security of our own systems. In addition, as we grow in part through new acquisitions we may face risks due to implementation, modification, or remediation of controls, procedures, and policies relating to data privacy and cybersecurity at the acquired business. We continue to consolidate and integrate the number of systems we operate, and to upgrade and expand our information system capabilities for stable and secure business operations.

ITEM 2.	PROPERTIES
As of December 31, 2020, we lease approximately 166,991 square feet of space in Princeton, NJ, where we house our principal headquarters, sales operations, and support functions. This lease expires in 2036.
We have key manufacturing and research facilities located in New Jersey, Ohio, Massachusetts, Tennessee, Canada, France, Germany, Ireland, Switzerland, California and Puerto Rico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Kentucky, Australia, Belgium, Canada, Japan and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada, Kentucky, Japan and Belgium. We own facilities in Biot, France, Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany and Ohio and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia, Japan and Germany.
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
Information pertaining to legal proceedings can be found in Note 16. Commitment and Contingencies in our 2020 Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Select Market under the symbol “IART.” The number of stockholders of record as of February 19, 2021 was approximately 782, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2020, 2019 or 2018.

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
Issuer Purchases of Equity Securities
On December 7, 2020, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. This stock repurchase authorization replaces the previous $225 million stock repurchase authorization, of which $125 million remained authorized at the time of its replacement, and which was otherwise set to expire on December 31, 2020. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
During the twelve months ended December 31, 2020, the Company repurchased 2.1 million shares of Integra’s common stock as part of the previous share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of convertible notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a $92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares at inception of the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares determined using the volume-weighted average price of the Company's common stock during the term of the transaction.
See Note 9, Treasury Stock, in our consolidated financial statements for further details.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. See Note 5, Acquisitions for additional information regarding the impact of 2019 and 2018 acquisitions in Item 15 of this Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$1,371,868	$1,517,557	$1,472,441	$1,188,236	$992,075
Costs and expenses	1,220,498	1,423,797	1,361,443	1,143,432	876,735

Operating income (4)	151,370	93,760	110,998	44,804	115,340
Interest expense, net (1) (2)	(62,284)	(43,178)	(61,883)	(34,764)	(25,779)
Other income, net	4,434	9,522	8,288	1,345	845
Income before income taxes	93,520	60,104	57,403	11,385	90,406
(Benefit from) provision for income taxes (4) (6)	(40,372)	9,903	(3,398)	(53,358)	15,842
Net income	$133,892	$50,201	$60,801	$64,743	$74,564

Diluted net income per common share	$1.57	$0.58	$0.72	$0.82	$0.94
Weighted average common shares outstanding for diluted net income per share	85,228	86,494	83,999	79,121	79,194

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Financial Position:
Cash, cash equivalents	470,166	$198,911	$138,838	$174,935	$102,055
Total assets (5)	3,615,136	3,303,240	3,107,887	3,211,257	1,807,954
Current portion of borrowings under the term loan of the Senior Credit Facility	33,750	45,000	22,500	60,000	—
Current portion of borrowings under securitization facility (2)	112,500	—	—	—	—
Long-term borrowings including the revolving portion of the Senior Credit Facility (1)	933,387	1,198,561	1,210,513	1,781,142	665,000
Long-term debt (1) (2)	474,834	104,500	121,200	—	—
Retained earnings (4)	532,265	398,574	348,373	285,186	220,443
Stockholders’ equity (3)	1,514,867	1,416,736	1,375,796	962,306	839,667

(1)	For the years ended December 31, 2020, 2019, 2018, 2017, and 2016, we reported the borrowings outstanding under the revolving portion of our Senior Credit Facility as long-term debt, the 1.625% convertible senior notes due in 2016 ("2016 Convertible Notes"), and the 0.5% convertible senior notes due in 2025 ("2025 Convertible Notes"). We also reported the term loan as long-term debt with the exception of current principal payments due within 12 months, which are classified as short-term. At December 31, 2020, we have a total of $975 million outstanding under our Senior Credit Facility and $325.0 million available for future borrowings.

(2)
At December 31, 2020, the total amount outstanding under the Securitization Facility is classified as current on the consolidated balance sheet as the total amount is due on December 21, 2021.
At December 31, 2019, the total amount outstanding under the Securitization Facility was classified as long-term debt on the consolidated balance sheet. See Note 6. Debt for further details.

(3)	In 2018, we closed on a public offering of common stock. We issued 6.0 million shares of common stock and received total proceeds, net of underwriting fees and offering expenses, of approximately $349.6 million.

(4)
On September 9, 2019, the Company acquired Rebound Therapeutics Corporation (“Rebound”). The Company made an initial upfront payment of $67.1 million. The initial payment resulted in a $59.9 million IPR&D expense. During the fourth quarter of 2019, the Company triggered a $5.0 milestone to be paid to former shareholders of Rebound. The Company recorded the $5.0 million as additional in-process research and development expense which was included in accrued liabilities at December 31, 2019 (see Note 5, Acquisitions, of the consolidated financial statements).
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

(5)
On January 1, 2019, the Company adopted the Lease Standard using a modified retrospective transition. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. As a result of the adoption of the New Lease Standard, the Company had an impact on our consolidated balance sheet due to the recognition of $76.4 million of lease liabilities with corresponding right-of-use assets ("ROU") of $67.3 million for operating leases. (see Note 12, Leases and Related Party Leases, of the consolidated financial statements).

In 2016, the Company adopted Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. The Company reclassified a portion of the debt issuance costs from other assets to long-term debt as of December 31, 2015.

(6)
The benefit from income taxes in 2017 includes $43.4 million related to the re-measurement of our deferred taxes resulting from a reduction of the federal statutory rate from 35% to 21% from the Tax Cuts and Jobs Act (the "2017 Tax Act"), enacted in December 2017.

The benefit from income taxes in 2020 includes $59.2 million related to the Company completing an intra-entity transfer of certain intellectual property rights to one of its subsidiaries in Switzerland.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report.

The comparison of fiscal 2019 to 2018 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 31, 2019—“Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” filed on February 21, 2020.

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
the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus or its variants disrupt local economies and causes economies in our key markets to enter prolonged recessions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors.”
GENERAL
Integra, headquartered in Princeton, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, as well as nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products, advanced wound care, and orthopedic hardware through a combination of several global acquisitions and development of products internally to further meet the needs of its customers and impact patient care.
Integra now manufactures and sells our products in two reportable business segments: Codman Specialty Surgical and Orthopedics and Tissue Technologies. Our Codman Specialty Surgical products comprise of specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, precision tools and instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market leading product portfolios used in neurosurgery operation suites and critical care units. Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. Our Orthopedics and Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and surgical reconstruction. This business also includes private label sales of a broad set of our regenerative and wound care medicine technologies. Orthopedics and Tissue Technologies products are sold through directly employed sales representatives and distributors focused on their respective surgical specialties, and strategic partners. In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited for approximately $240 million in cash. This transaction enables us to increase our investments in our business which will strengthen our existing leadership positions in both areas, fund pipeline opportunities to drive future growth and expand our addressable markets. See Note 18, Subsequent Events, for details.

We have key manufacturing and research facilities located in California, Massachusetts, New Jersey, Ohio, Tennessee, Canada, France, Germany, Ireland, Puerto Rico and Switzerland. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
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
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. In December 2020, Integra entered into a merger agreement to acquire ACell, Inc., an innovative regenerative medicine company. This acquisition, which closed on January 20, 2021, expands our product offering of regenerative technology and is complementary to Integra’s existing tissue technologies portfolio. The acquisition also supports our long-term growth and profitability strategy with a financial profile similar to Integra’s tissue products. In 2020, we continued to invest in our two most recent acquisitions from 2019, Arkis Biosciences, Inc. and Rebound Therapeutics Corporation, both of which are developing innovative technologies for neurosurgery.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential for significant returns on investment. In February 2020, we launched the AmnioExcel® Plus Placental Allograft Membrane, the next generation wound care offering to support soft tissue repair. Throughout 2020, we continue to reap the benefits of many of our ten new products launches from 2019. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We continue to identify ways of optimizing our portfolio including identifying low-growth, low-margin products and product franchises for discontinuation.
In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited for approximately  $240 million in cash. This transaction enables us to increase our investments in our core Neurosurgery and Tissue Technology businesses which will strengthen our existing leadership positions in both areas, fund pipeline opportunities to drive future growth and expand our addressable markets. See Note 3, Assets and Liabilities Held for Sale, for details.
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
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In each area, we continue to benefit from products launched over the past two years.
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
Additionally, the Company continued to reap the benefits of our product launches from the prior year from the Codman Specialty Surgical segment, including our new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. In Japan, we are experiencing strong growth as a result of the successful launch of DuraGen® last year, which is the first and only collagen xenograft approved for use as a dural substitute in the country. We are focused on the development of core clinical applications in our electromechanical technologies portfolio. Also, we updated our CUSA Clarity platform to incorporate a new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our next generation of LED technology with our DUO LED Surgical Headlight System.
Throughout the year, we also continued to advance the early-stage technology platforms we acquired in 2019. Through the Arkis Biosciences acquisition, we added a platform technology, CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. We also acquired a company, Rebound Therapeutics, that specialized in single-use medical devices that enable minimally invasive access with enhanced lighting and visualization to the neurosurgery suite. Importantly, these new platforms provide us with the opportunity to expand into new, faster growth therapeutic areas, such as intracerebral hemorrhage and minimally invasive neurosurgery.
Within our Orthopedics and Tissue Technologies segment, in February 2020, we launched AmnioExcel® Plus Placental Allograft Membrane, a human placental tissue product for treatment of wounds. We also launched a small post baseplate in our reverse shoulder system that accommodates smaller patients. In addition, we initiated the limited market release of enhancements to our Salto Talaris® Total Ankle System.
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
COVID-19 Pandemic
During this global crisis, the Company's focus remains on supporting patients, providing customers with life-saving products, and protecting the well-being of our employees. The rapid and evolving spread of the virus has resulted in an unprecedented challenge to the global healthcare industry, as medical resources were reallocated to fight COVID-19. During the first half of 2020, in response to the pandemic, we acted swiftly by implementing protocols to ensure continuity of our manufacturing and distribution sites around the world and to provide for the safety of our employees. We continued to invest in our key research, development and clinical programs but also implemented cost-savings measures, which included the following:

•Reduced executive management compensation through July 2020 and director compensation;
•Reduced cash compensation for all other employees through reduced commissions, reduction in hours through July 2020 and/or furloughs;
•Hiring freeze, elimination of overtime, reduction in certain employee benefit costs, cessation of third-party services and temporary contractor relationships; and
•Significant reduction in capital expenditures and discretionary spending including travel, events and marketing programs.
As the recovery began to take hold, we saw the benefit of our balanced pandemic response. In the second half of 2020, while continuing to methodically manage expenses, the Company restored employee wages, hired key positions and allocated additional funds toward growth and productivity projects. We remain confident that the underlying markets in which the Company competes remain attractive over the long term. We also remain focused on managing the business for the long-term, including preserving full time jobs needed to support the rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as our talented and committed global workforce.

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

FDA Matters
We manufacture and distribute products derived from human tissue for which FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. Refer to Item 1. Business and Item 1A. Risk Factors for further details around these FDA regulations and their potential effect on the Company's portfolio of morselized amniotic material-based products as well as the impact on consolidated revenues.
On March 7, 2019, TEI Biosciences, Inc. a subsidiary of the Company received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the FDA. The warning letter relates to quality systems issues at our manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. The Company submitted its initial response to the FDA Warning Letter on March 28, 2019 and provides regular progress reports to the FDA as to its corrective actions and, since the conclusion of the inspection, has undertaken significant efforts to remediate the observations and continues to do so. The warning letter does not restrict the Company’s ability to manufacture or ship products or require the recall of any products. Nor does it restrict our ability to seek FDA 510(k) clearance of products. The letter states that requests for Certificates to Foreign Governments would not be granted. However, due to our progress reports, the FDA agreed to resume issuing Certificates to Foreign Governments to TEI due to substantial progress and the length of time it takes to resolve the Warning Letter. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The TEI Boston facility manufactures extracellular bovine matrix (EBM) products. The Company does not expect to incur material incremental expense for remediation activities. We cannot, however, give any assurances that the FDA will be satisfied with our response to the Warning Letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the TEI Boston facility for the year ended December 31, 2020 were approximately 4.5% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Divestiture
On January 4, 2021, upon the terms and conditions set forth in the Divestiture agreement (see Note 3, Assets and Liabilities Held for Sale), the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited. The Company received an aggregate purchase price of $240.0 million from Smith and Nephew and concurrently paid $41.5 million to CFO effectively terminating our licensing agreement (see Note 5, Acquisitions). The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines.
Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and the reach of our product portfolios and drive relevant scale to our customers. As a result of several acquisitions throughout 2019, our financial results for the year ended December 31, 2020 may not be directly comparable to those of the corresponding prior-year periods. See Note 5 - Acquisitions and Note 18- Subsequent Events, to our consolidated financial statements for a further discussion.
ACell Inc.
On January 20, 2021, the Company acquired ACell Inc. for an acquisition purchase price of $300 million. Under the terms of the definitive merger agreement, the Company paid the consideration for the merger as an upfront cash payment subject to a customary post-closing adjustment for certain working capital. The Company is also required to pay the former shareholders of ACell Inc. up to $100 million based upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025.
Arkis BioSciences Inc.
On July 29, 2019, the Company acquired Arkis BioSciences Inc. ("Arkis") for an acquisition purchase price of $30.6 million (the "Arkis Acquisition") plus contingent consideration of up to $25.5 million, that may be payable based on the successful completion of certain development and commercial milestones. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of December 31, 2020 was $15.1 million. The Company recorded $3.4 million in accrued expenses and other current liabilities and $11.7 million in other liabilities at December 31, 2020 in the consolidated balance sheets of the Company. Arkis was a privately-held company that marketed the

CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to clotting.
Rebound Therapeutics Corporation
On September 9, 2019, the Company acquired Rebound Therapeutics Corporation (“Rebound”), developers of a single-use medical device known as the Aurora which enables minimally invasive access, using optics and illumination, for visualization, diagnostic and therapeutic use in neurosurgery (the “Rebound transaction”). Under the terms of the Rebound transaction, the Company made an upfront payment of $67.1 million and committed to pay up to $35.0 million of contingent development milestones upon achievement of certain regulatory milestones. The acquisition of Rebound was primarily concentrated in one single identifiable asset and thus, for accounting purposes, the Company concluded that the acquired assets did not meet the accounting definition of a business. The initial payment was allocated primarily to Aurora, resulting in a $59.9 million in-process research and development (IPR&D) expense. The balance of approximately $7.2 million, which included $2.1 million of cash and cash equivalents and a net deferred tax asset of $4.2 million, was allocated to the remaining net assets acquired. The deferred tax asset primarily resulted from a federal net operating loss carryforward.
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
During the fourth quarter of 2020, the Company achieved another developmental milestone which triggered a $20.0 million obligation to be paid to the former shareholders of Rebound. The milestone was paid during the fourth quarter of 2020.
Integrated Shoulder Collaboration, Inc.
On January 4, 2019, the Company entered into a licensing agreement with Integrated Shoulder Collaboration, Inc ("ISC"). Under the terms of the agreement, the Company paid ISC $1.7 million for the exclusive, worldwide license to commercialize its short stem and stemless shoulder system. A patent related to short stem and stemless shoulder systems was issued to ISC during the first quarter of 2019. ISC is eligible to receive royalties on sales of the short stem and stemless shoulder system. The Company has the option to acquire ISC at a date four years subsequent to the first commercial sale, which becomes mandatory upon the achievement of a certain sales threshold of the short stem and stemless shoulder system, for an amount not to exceed $80.0 million. The transaction was accounted for as an asset acquisition as the Company concluded that it acquired primarily one asset. During the quarter ended March 31, 2019, the total upfront payment of $1.7 million was expensed as a component of research and development expense and the future milestone and option payments will be recorded if the corresponding events become probable. In connection with the divestiture of the Extremity Orthopedics business, the Company paid $41.5 million to the Consortium of Focused Orthopedists, LLC (“CFO”) concurrently pursuant to the terms of certain agreements between Integra and CFO relating to the development of shoulder arthroplasty products effectively terminating our licensing agreement with ISC.

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
RESULTS OF OPERATIONS
Executive Summary
Net income for the year ended December 31, 2020 was $133.9 million, or $1.57 per diluted share, compared to $50.2 million, or $0.58 per diluted share for the year ended December 31, 2019.
The increase in net income for the year ended December 31, 2020 as compared to December 31, 2019 was primarily driven by two main components. The first was due to a net tax benefit in 2020 due to the impact of the intra-entity transfer of certain intellectual property which resulted in the recognition of a deferred tax benefit in the amount of $59.2 million. The second component of the increase in net income in 2020 compared to 2019 resulted from a $64.9 million IPR&D expense attributed to the Rebound transaction which occurred during the third quarter of 2019. Excluding these components, net income for the year ended December 31, 2020 declined by $40.4 million compared to the prior year 2019. This decrease was attributable to the impact of the COVID-19 pandemic which resulted in lower revenues, and was partially offset by a decrease in the level of operating expenses due to cost-savings measures implemented by the Company during 2020. The Company demonstrated recovery in both of our reporting segments in the second half of 2020 as compared to the first half of 2020. The revenue results in the second half of 2020 along with expense management by the Company contributed to overall profitability and strong operating cash flows during a year in which the Company was severely affected by a global crisis.
For the year ended December 31, 2020, total revenues were $1,371.9 million, representing a decline of 9.6% from prior year revenues due to COVID-19 related surgical procedure delays and capital spending deferrals. Given the variability throughout 2020, we have presented our results below including Revenue for the first and second half of 2020 as compared to the first and second half of 2019.

	First Half		Second Half
	(amounts in thousands)
	2020	2019	2020	2019
Codman Special Surgical	$401,218	$483,826	$493,613	$512,380
Orthopedics and Tissue Technologies	$211,771	$259,509	$265,266	$261,842
Total Revenue	$612,989	$743,335	$758,879	$774,222

During the first half of 2020, total revenues declined $130.3 million, representing a decline of 18%, compared to the first half of 2019 and reflected the impact of the COVID-19 pandemic on the Company from mid-March 2020 through June 30, 2020. The Company experienced the largest impact of COVID-19 during the second quarter of 2020 when revenues declined 32.6% compared to the same period in 2019. As a result of the speed and severity of the spread of COVID-19, the Company saw rapid and significant decline in surgical and medical intervention procedures as healthcare providers deferred non-urgent medical procedures in order to address the increasing demands caused by the COVID-19 pandemic. Despite the revenue decline experienced, the Company does not believe its underlying markets in neurosurgery and regenerative medicine have fundamentally changed, rather the revenue declines were driven by COVID-19 procedural delays.
During the second half of 2020, total revenues declined $15.3 million, representing a decline of 2% compared to the second half of 2019. In the second half of 2020, we experienced strong sequential revenue improvements across all franchises, representing an increase of 24% compared to the first of half of 2020. The Company's performance varied across regions and product lines based on the severity of the pandemic but in general, the Company saw broad based recovery across its portfolio when compared to the first half of 2020, as surgical procedures recovered and shelter in place restrictions were lifted.
In the Codman Specialty Surgical ("CSS") segment, revenues for the second half of 2020 increased 23.0% as compared to the first half of 2020. Both the Neurosurgery and Instruments portfolio showed significant sequential improvement compared to the first half of 2020. During the second half of 2020, CSS revenues declined 3.7% as compared to the second half of 2019. Sales in our neuro monitoring products increased high single digits and CSF management products increased mid single digits in the second half of 2020 compared to the second half of 2019. Despite showing low double digits sequential improvement as compared to the first half of 2020, sales in capital equipment products, declined low double digits in the second half of 2020 compared to the same period in the prior year as hospitals and healthcare institutions continued to allocate capital budgets to manage the increase in costs associated with the COVID pandemic. The Company continues to have a strong pipeline of new capital opportunities and believes the reallocation of capital budgets is only temporary. Sales from our Instruments portfolio decreased low double digits excluding discontinued products as compared to the second half of 2019, due to a decrease experienced in surgical procedures as a result of COVID-19.

In the Orthopedics and Tissue Technologies ("OTT") segment, revenues for the second half of 2020 increased 25.3% as compared to the first half of 2020. Sales in our Wound Reconstruction, Extremity Orthopedics and Private Label portfolios all showed sequential improvement in revenues as compared to the first half of 2020. During the second half of 2020, OTT revenues increased 1.3% as compared to the second half of 2019. Sales in our Private label portfolio increased high-single digits over the prior year. Sales of our Wound Reconstruction and Extremity Orthopedics portfolio remained flat as compared to the second half of 2019 led by growth in sales of Integra skin, nerve and Primatrix products.

We continue to closely monitor local, regional, and global COVID-19 surges as well as new variants of the virus for an impact on procedures during Q1 2021 and beyond. The reallocation of hospital resources to treat COVID-19 may continue to cause a financial strain on healthcare systems and reduce procedural volumes. Additionally, the Company does not expect all markets and product lines to improve at the same rate based on the level of recurrence of COVID-19 and its associated impact on the pace of procedure recovery and economic normalization.

Special Charges
Income before taxes includes the following special charges:

	Years Ended December 31,
	2020	2019
	(In thousands)

Acquisition, divestiture and integration-related charges (2)	$32,906	$124,665
Convertible debt non-cash interest expense	15,415	—
Structural optimization charges	15,363	17,582
EU medical device regulation	9,372	6,221
Discontinued product lines charges	6,342	9,168
Expenses related to debt refinancing	6,168	—
COVID-19 pandemic related charges (1)	3,482	—
Impairment charges	—	5,764
Litigation matters	—	96
Total	89,048	163,496
(1) Charges relate to business interruptions and costs associated with the COVID-19 pandemic which impacted the Company's operations globally, partially offset by Coronavirus government relief programs.
(2) The Company included $64.9 million of IPR&D expense within acquisition, divestiture and integration-related charges as a result of the Rebound transaction in the prior year.
The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Cost of goods sold (1)	$34,557	$25,266
Research and development	3,163	2,786
IPR&D expense	—	64,916
Selling, general and administrative	29,745	67,265
Intangible asset amortization (2)	—	5,764
Interest expense	21,583	—
Other (income) expense	—	(2,501)
Total	$89,048	$163,496
(1) Amortization and impairment charges related to technology based intangible assets is included in cost of goods sold.
(2) Impairment charges related to non-technology based intangible assets such as customer relationships are included in Intangible asset amortization.
We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, divestiture, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future.
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

Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2020	2019
Segment Net Sales	(In thousands)
Codman Specialty Surgical	$894,831	$996,206
Orthopedics and Tissue Technologies	477,037	521,351
Total revenues	1,371,868	1,517,557
Cost of goods sold	520,834	564,681
Gross margin on total revenues	$851,034	$952,876
Gross margin as a percentage of total revenues	62.0%	62.8%
Revenues
For the year ended December 31, 2020, total revenues decreased by $145.7 million, or 9.6%, to $1,371.9 million from $1,517.6 million during the prior year. Domestic revenues decreased by $105.4 million, or 9.8%, to $972.0 million and were 70.9% of total revenues for the year ended December 31, 2020. International revenues decreased by $40.3 million or 9.2% to $399.9 million, compared to $440.2 million during 2019. The net decrease of $145.7 million was a result of decline in both segments due to disruption from the COVID-19 pandemic, $22.7 million due to discontinued and divested products, and $4.7 million due to favorable impact of foreign exchange.
Codman Specialty Surgical revenues were $894.8 million, a decrease of 10.2% from the prior year primarily due to disruption caused by the COVID-19 pandemic and impact of discontinued products. Orthopedics and Tissue Technologies revenues were $477.0 million, a decrease of 8.5% from the prior year primarily due to disruption caused by the COVID-19 pandemic.
With our global reach, we generate revenues in multiple foreign currencies. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.

Gross Margin
Gross margin as a percentage of revenues was 62.0% in 2020 and 62.8% in 2019. The decrease in gross margin percentage from 2019 to 2020 was primarily due to the disruption caused by the COVID-19 pandemic, an increase related to the manufacturing transition of certain CSS products to our Mansfield, MA facility, partially offset by favorable product mix.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Years Ended December 31,
	2020	2019
Research and development	5.6%	5.2%
IPR&D expense	—%	4.3%
Selling, general and administrative	43.3%	45.3%
Intangible asset amortization	2.0%	1.8%
Total operating expenses	50.9%	56.6%

Total operating expenses, which consist of research and development, IPR&D, selling, general and administrative, and amortization expenses, decreased by $159.5 million or 18.6% to $699.7 million in 2020, compared to $859.1 million in the prior year. Operating costs were managed lower in 2020 due to on-going cost reduction efforts to offset the impact of lower revenues driven by the COVID-19 pandemic. These cost reduction actions included temporary reduced compensation and work hours, hiring freezes, reduction in certain employee benefit costs, cessation of third party services and contractors, and reductions in discretionary spending, including travel, events and marketing programs for a period of time.
Research and Development
Research and development expenses for the year ended December 31, 2020 largely remained flat year over year with only a slight decrease of $2.2 million compared to the prior year. The Company continues to invest in R&D programs with spending in-line with prior year levels despite the challenges from the COVID-19 pandemic.

In-Process Research and Development
IPR&D expense for the year ended December 31, 2020 decreased $64.9 million from the same period last year as a result of IPR&D expense attributed to the Rebound transaction which occurred during the third quarter of 2019.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2020 decreased by $93.1 million as compared to the prior year resulting from less acquisition, divestiture and integration related charges, lower commissions and selling costs resulting from lower revenue during the year and overall cost reduction actions resulting from cost-savings measures taken by the Company as a result of the impact of the COVID-19 pandemic.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in 2020 was $27.8 million compared to $27.0 million in 2019.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D and recent acquisition of ACell Inc. completed on January 20, 2021) to be approximately $63.8 million in 2021, $61.4 million in 2022, $60.7 million in 2023, $60.2 million in 2024, $60.2 million in 2025 and $512.3 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2020	2019
	(In thousands)
Interest income	$9,297	$10,779
Interest expense	(71,581)	(53,957)
Other income, net	4,434	9,522
Total non-operating income and expense	$(57,850)	$(33,656)

Interest Income
Interest income for the year ended December 31, 2020 decreased by $1.5 million as compared to the same period last year primarily due to the termination of cross-currency swaps designated as net investment hedges in Q4 2019.
Interest Expense
Interest expense for the year ended December 31, 2020 increased by $17.6 million as compared to the same period last year primarily due to an increase in non-cash interest expense due to the issuance of the Convertible Senior Notes and expenses associated with our Amended and Restated Senior Credit Agreement.
Other Income, Net
Other income, net for the year ended December 31, 2020 decreased by $5.1 million as compared to the same period last year primarily due to the unfavorable impact of foreign exchange and a $3.0 million gain from a legal settlement received during the prior year.
Income Taxes
Our effective income tax rate was (43.2)% and 16.5% of income before income taxes in 2020 and 2019, respectively. See Note 13, Income Taxes, in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate. Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
In December 2020, the Company completed an intra-entity transfer of certain intellectual property rights to one of its subsidiaries in Switzerland. While the transfer did not result in a taxable gain; the Company’s Swiss subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. The Company determined the fair value using a discounted cash flow model based on expectations of revenue growth rates, royalty rates, discount rates, and useful lives of the intellectual property. The Company recorded a $59.2 million deferred tax benefit in Switzerland related to the amortizable tax basis in the transferred intellectual property.

Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate our worldwide effective income tax rate for 2021 to be approximately 20.0%.
At December 31, 2020, the Company had $9.9 million of valuation allowance against the remaining $173.3 million of gross deferred tax assets recorded at December 31, 2020. Our deferred tax asset valuation allowance remained substantially unchanged in 2020 and increased by $2.9 million in 2019. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. The increase in valuation allowance in 2019 primarily resulted from certain assets from the Rebound and Arkis acquisitions.
At December 31, 2020, we had net operating loss carryforwards of $90.2 million for federal income tax purposes, $36.7 million for foreign income tax purposes and $41.6 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards decreased during 2020 due to the use of net operating losses. Of the total federal net operating loss carryforwards, $78.4 million expire through 2037 and $11.8 million have an indefinite carryforward period. Regarding the foreign net operating loss carryforwards, $0.3 million expire through 2025, and the remaining $36.4 million have an indefinite carryforward period. The state net operating loss carryforwards expire in 2036.
As of December 31, 2020, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2020.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2020	2019
	(In thousands)
United States	$971,975	$1,077,379
Europe	172,689	197,468
Asia Pacific	157,174	157,391
Rest of World	70,030	85,319
Total Revenues	$1,371,868	$1,517,557

The Company generates significant revenues outside the U.S., a portion of which are U.S. dollar-denominated transactions conducted with customers that generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business could have an impact on the demand for the Company's products in foreign countries. Local economic conditions, regulatory compliance or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all may combine to affect our sales into markets outside the U.S.
Domestic revenues decreased by $105.4 million for the year ended December 31, 2020 compared to the same period last year. European sales decreased by $24.8 million for the year ended December 31, 2020 compared to the same period last year. Sales to customers in Asia Pacific decreased by only $0.2 million for the year ended December 31, 2020 compared to the same period last year driven by accelerated recovery in both the Japan and China markets in relation to otherwise negative COVID-19 impacts. The Rest of the World for the year ended December 31, 2020 decreased by $15.3 million compared to the same period last year. The decrease in revenues globally was primarily due to adverse effects of the COVID-19 pandemic across all franchises.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
At December 31, 2020 and December 31, 2019, working capital was $836.2 million and $526.9 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $470.2 million and $198.9 million at December 31, 2020 and 2019, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At December 31, 2020, our non-U.S. subsidiaries held approximately $234.0 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
Cash Flows

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$203,832	$231,433
Net cash used in investing activities	(68,073)	(162,668)
Net cash used (provided) by financing activities	121,625	(8,766)
Effect of exchange rate fluctuations on cash	13,871	74
Net increase (decrease) in cash and cash equivalents	$271,255	$60,073
Cash Flows Provided by Operating Activities
Operating cash flows for the year ended December 31, 2020 decreased compared to the same period in 2019. Net income after non-cash adjustments increased by approximately $0.8 million to $245.1 million from $245.9 million. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $41.3 million in the year ended December 31, 2020 compared to a decrease of $14.5 million for the same period in 2019. The decrease in 2020 is attributable to an increase in inventory to improve safety stock of select products. In addition, decreases were also driven by reduced payables offset by decreases in accounts receivable due to lower revenues and continued collection efforts.
Cash Flows Used in Investing Activities
During the year ended December 31, 2020, we paid $38.9 million for capital expenditures, most of which were directed to our facilities located in Mansfield, MA; Boston, MA; Memphis, TN; and Princeton, NJ and $25.0 million associated with achieving developmental milestones paid to the former shareholders of Rebound. During the year ended December 31, 2019, we paid $69.5 million for capital expenditures, most of which were directed to our new Mansfield, Massachusetts facility, Princeton, New Jersey facility and commercial expansion. Further we paid $95.5 million for the Arkis and Rebound transactions, net of cash acquired.
Cash Flows Provided by (Used in) Financing Activities
Our principal sources of cash from financing activities for the year ended December 31, 2020 were $515.3 million in proceeds from the issuance of Convertible Senior Notes including the call and warrant transactions and $171.5 million borrowing under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $441.0 million on the revolving portion of our Senior Credit Facility and Securitization Facility, $24.3 million in debt issuance costs related to the Amended and Restated Senior Credit Agreement and the issuance of Convertible Senior Notes and $100.0 million in purchases of treasury stock.
Our principal sources of cash from financing activities for the year ended December 31, 2019 were $236.9 million in borrowings under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $246.1 million on borrowings under our Senior Credit Facility and Securitization Facility.
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6, Debt to the current period’s consolidated financial statements for a discussion of our Amended and Restated Senior Credit Agreement, Convertible Senior Notes and Securitization Facility and Note 7, Derivative Instruments for a discussion of our hedging activities. We are forecasting that for the next twelve months, sales and earnings will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment and July 2020 Amendment to the Senior Credit Facility. The Company entered into the July 2020 amendment to increase financial flexibility in light of the unprecedented impact and uncertainty of the COVID-19 pandemic on the global economy.
Share Repurchase Plan
On December 7, 2020, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. This stock repurchase authorization replaces the previous $225 million stock repurchase authorization, of which $125 million remained authorized at the time of its replacement, and which was otherwise set to expire on December 31, 2020.

During the year ended December 31, 2020, the Company repurchased 2.1 million shares of Integra’s common stock as a part of our previous share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a $92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchases. The Company received 1.3 million shares through the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares, which was determined using the volume weighted average price of the Company's common stock during the term of the ASR.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities. Further, as part of our actions to manage the impacts of the COVID-19 pandemic on our business, the Company significantly reduced capital expenditures in 2020 by approximately $30.6 million as compared to the prior year.
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the year-ended December 31, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of December 31, 2020, we were obligated to pay the following amounts under the following agreements:

		Payments Due by Calendar Year
	Total	2021	2022-2023	2024-2025	Thereafter
	(In millions)
Revolving Credit Facility (1)	$97.5	$—	$—	$—	$97.5
Term Loan	$877.5	$33.8	$45.0	$129.4	$669.4
Securitization Facility (1)	$112.5	$112.5	$—	$—	$—
Convertible Securities(4)	$575.0	$—	$—	$—	$575.0
Interest (2)	$48.5	$13.1	$12.4	$22.1	$1.0
Employment Agreements (3)	$1.0	$1.0		$—	$—
Operating Leases	$138.8	$13.8	$14.3	$21.9	$88.9
Purchase Obligations	$6.0	$2.7	$2.1	$1.2	$—
Others	$4.2	$1.1	$0.4	$1.6	$1.1
Total	$1,861.1	$178.0	$74.2	$176.1	$1,432.8

(1)	The Company may borrow and make payments against the revolving credit portion of its Senior Credit Facility and Securitization Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
(2)	Interest is calculated on the term loan portion of the Senior Credit Facility based on current interest rates paid by the Company. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
(3)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
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

The Company has excluded its contingent consideration obligation related to prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $15.4 million at December 31, 2020. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
In connection with the sale of the Company's Extremity Orthopedic business, the Company will pay $41.5 million to Consortium of Focused Orthopedists, LLC (“CFO”) pursuant to the terms of certain agreements between Integra and CFO relating to the development of shoulder arthroplasty products. As a result, the Company has excluded its former option to acquire Integrated Shoulder Collaboration Inc., which becomes mandatory upon achievement of a certain sales threshold, for an amount not to exceed $80.0 million, as the option is no longer available to the Company following the transaction with CFO. See Note 3, Assets and Liabilities Held for Sale and Note 18, Subsequent Events, for further details of the transaction.
The Company has excluded its future pension contribution obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.9 million at December 31, 2020. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Our discussion and analysis of financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, in-process research and development ("IPR&D"), valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates. The COVID-19 pandemic and the resulting adverse impacts to global economic conditions, as well as our operations, may impact future estimates including, but not limited to, inventory valuations, fair value measurements, goodwill and long-lived asset impairments, the effectiveness of the Company’s hedging instruments, deferred tax valuation allowances, and allowances for doubtful accounts receivable.
We believe that the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our consolidated financial statements and require the more difficult subjective and complex judgments:
Allowances for Doubtful Accounts Receivable and Sales Returns and Allowances
We evaluate the collectability of accounts receivable based on a combination of factors. The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for trade accounts receivable. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. For all other customers, the Company evaluates measurement of all expected credit losses for trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. If the financial condition of customers or the length of time that receivables are past due were to change, we may change the recorded amount of allowances for doubtful accounts in the future through charges or reductions to selling, general and administrative expense.
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
Valuation of Goodwill
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Our assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. We review goodwill for impairment annually as of July 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Refer to Note 8 - Goodwill and Other Intangible Assets for more information on reportable segments.
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

Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company's global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries. See Note 13, Income Taxes, in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax expense (benefit) and the effect foreign taxes have on our overall effective tax rate.

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

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes, and the temporary differences created by the tax effects of capital loss, net operating loss and tax credit carryforwards. We record valuation allowances when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We could recognize no benefit from our deferred tax assets or we could recognize some or all of the future benefit depending on the amount and timing of taxable income we generate in the future.

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

As of December 31, 2020, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2020. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
Loss Contingencies
We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, and claims with respect to our products and involving commercial disputes. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, if applicable, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. We consistently accrue legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.

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
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2020, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities.
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
The net plan assets of the pension plans are invested in common trusts as of December 31, 2020. Common trusts are classified as Level 2 in fair value hierarchy. The fair value of common trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts.
The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations for the year ended December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
Discount rate	0.34%	0.40%
Expected return on plan assets	2.04%	3.33%
Rate of compensation increase	2.14%	2.25%
Interest crediting rate for cash balance plans	1.0%	0.9%
A change of plus (minus) 25 basis points on expected rate of return on plan assets, with other assumptions held constant, would have an estimated $0.1 million favorable (unfavorable) impact on pension plan costs. As of December 31, 2020, contributions expected to be paid to the plan in 2021 are $2.3 million.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2020 would increase interest income by approximately $4.7 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of December 31, 2020 (dollar amounts in thousands):

Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Assets (Liabilities)
1-month USD LIBOR	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(929)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(6,152)
1-month USD LIBOR	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(6,405)
1-month USD LIBOR	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(7,724)
1-month USD LIBOR	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(3,778)
1-month USD LIBOR	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(16,243)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(9,836)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(9,826)
1-month USD LIBOR	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(9,783)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(10,407)
1-month USD LIBOR	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(10,431)
1-month USD LIBOR	125,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	(382)
1-month USD LIBOR	50,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	(162)
1-month USD LIBOR	225,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	(846)
1-month USD LIBOR	225,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	(679)
1-month USD LIBOR	75,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	(187)
Total interest rate derivatives designated as cash flow hedge	1,875,000					(93,769)

These interest rate swaps were designated as cash flow hedges as of December 31, 2020. The total notional amounts related to the Company’s interest rate swaps were $1.9 billion and with $975.0 million effective as of December 31, 2020. Based on our outstanding borrowings at December 31, 2020, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and the financial statement schedule specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.
Information on quarterly results of operations is set forth in our financial statements under Note 19, “Selected Quarterly Information — Unaudited,” to our consolidated financial statements.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 14, 2021, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

2.1(a)
Put Option Agreement, dated September 29, 2020, between the Company and certain of its subsidiaries and Smith & Nephew USD Limited, a subsidiary of Smith+Nephew (including the Purchase and Sale Agreement attached as Appendix 1 thereto) (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

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

3.2(b)
Second Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of December 11, 2018 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-k filed on December 12, 2018)

4.1
Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.2
Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.2 (a)
Indenture, dated as of February 7, 2020, by and between Integra LifeSciences Holdings Corporation and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 7, 2020) (Indenture, dated as of February 7, 2020, by and between Integra LifeSciences Holdings Corporation and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020).

4.2 (b)
First Supplemental Indenture, by and between Integra LifeSciences Holdings Corporation and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020)

4.3
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.4
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

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

10.7(b)	First Amendment to Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*

10.8(a)	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.8(b)
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

10.8(d)	Third Amended and Restated 2003 Equity Incentive Plan effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)*

10.8(e)	Fourth Amended and Restated 2003 Equity Incentive Plan, effective May 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.8(f)
Amendment to the Integra LifeSciences Holdings Corporation Fourth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)*

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

10.11	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.12(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.12(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

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

10.16
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.17
Third Amended and Restated Employment Agreement between the Company and Peter J. Arduini (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 26, 2017)*

10.17(a)
Amendment to the Third Amendment to the Third Amended and Restated Employment Agreement between the Company and Peter J. Arduini (Incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)*

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

10.42	Agreement and General Release by and between Richard D. Gorelick and Integra LifeSciences Corporation

10.43	Form of Change in Control Severance Program (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2020)*

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

10.55
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.56
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.57(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.57(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.57(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

10.58
Receivables Financing Agreement, dated as of December 21, 2018, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.59
Purchase and Sale Agreement, dated as of December 21, 2018, by and among Integra LifeSciences Sales LLC, Integra LifeSciences Corporation and Integra Receivables LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.60(a)
Sixth Amended and Restated Credit Agreement, dated as of February 3, 2020, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as Co-Syndication Agents, and PNC Bank, N.A., Bank of Nova Scotia, Bank of the West, BBVA USA, Capital One, National Association, Citizens Bank, N.A., DNB Capital LLC, Santander Bank, N.A., TD Bank, N.A. and Truist Bank, as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2020).

10.60(b)
Amendment, dated July 14, 2020, to that Sixth Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A. as Co-Syndication Agents, and PNC Bank, N.A., Bank of Nova Scotia, Bank of the West, BBVA USA, Capital One, National Association, Citizens Bank, N.A., DNB Capital LLC, Santander Bank, N.A., T.D. Bank, N.A. and Truist Bank, as Co-Documentation Agents (as amended, restated, modified and supplemented from time to time prior to the date hereof, the “Credit Agreement”) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 20, 2020).

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

2.1(b)	Agreement and Plan of Merger by among Integra LifeSciences Holdings Corporation and ACell Inc. dated as of December 15, 2020+

21	Subsidiaries of the Company+

23	Consent of PricewaterhouseCoopers LLP+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

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

101.INS	XBRL Instance Document+#

101.SCH	XBRL Taxonomy Extension Schema Document+#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+#

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+#

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.

#	The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 18, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.
The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.

ITEM 16.	FORM 10-K SUMMARY

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
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By:	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)

Date: February 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J. Arduini	President and Chief Executive Officer,	February 23, 2021
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ Carrie L. Anderson	Executive Vice President, Chief Financial Officer,	February 23, 2021
Carrie L. Anderson	and Treasurer (Principal Financial Officer)

/s/ Jeffrey A. Mosebrook	Senior Vice President, Finance	February 23, 2021
Jeffrey A. Mosebrook	(Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 23, 2021
Stuart M. Essig, Ph.D.

/s/ Rhonda Germany Ballintyn	Director	February 23, 2021
Rhonda Germany Ballintyn

/s/ Keith Bradley, Ph.D.	Director	February 23, 2021
Keith Bradley, Ph.D.

/s/ Barbara B. Hill	Director	February 23, 2021
Barbara B. Hill

/s/ Lloyd W. Howell, Jr.	Director	February 23, 2021
Lloyd W. Howell, Jr.

/s/ Donald E. Morel, Jr., Ph.D.	Director	February 23, 2021
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 23, 2021
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 23, 2021
Christian S. Schade

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integra LifeSciences Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

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

Excess or Obsolete Inventory Adjustments

As described in Note 2 to the consolidated financial statements, the Company’s inventory is stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value, and the net inventory balance was $362.9 million as of December 31, 2020, $52.8 million of which is presented separately as Assets held for sale. At each balance sheet date, management evaluates inventories for excess quantities, obsolescence or shelf life expiration. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, management adjusts the carrying value to estimated net realizable value.

The principal considerations for our determination that performing procedures relating to excess or obsolete inventory adjustments is a critical audit matter are the significant judgment by management when developing the estimate for excess or obsolete inventory adjustments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s analysis and significant assumptions related to projections of future demand and risk of technological or competitive obsolescence for products.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of inventory, including controls over the estimate for excess or obsolete inventory adjustments and management’s projection of future demand and the risk of technological or competitive obsolescence for products. These procedures also included, among others, testing management’s process for developing the estimate for excess or obsolete inventory adjustments, evaluating the appropriateness of the method, testing the completeness, accuracy, and relevance of underlying data used in the estimate; and evaluating the reasonableness of significant assumptions related to projections of future demand and risk of technological or competitive obsolescence for products. Evaluating the reasonableness of management’s assumption related to projections of future demand involved considering the product’s historical performance. Evaluating the reasonableness of management’s assumption related to the risk of technological or competitive obsolescence for products involved considering the technological or competitive obsolescence experiences during the product life cycle of existing products.

Valuation of Transferred Intellectual Property Rights That Give Rise to Deferred Tax Benefits

As described in Note 13 to the consolidated financial statements, in December 2020, the Company completed an intra-entity transfer of certain intellectual property rights to one of its subsidiaries in Switzerland. While the transfer did not result in a taxable gain, the Company’s Swiss subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. Management determined the fair value using a discounted cash flow model based on management’s expectations of revenue growth rates, royalty rates, discount rates and useful lives of the intellectual property. The Company recorded a $59.2 million deferred tax benefit in Switzerland related to the amortizable tax basis in the transferred intellectual property.

The principal considerations for our determination that performing procedures relating to the valuation of transferred intellectual property rights that give rise to deferred tax assets is a critical audit matter are the significant judgment by management in developing the fair value of the intangible assets transferred, which is used as the basis for the recording of the deferred tax assets. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimates and assumptions related to revenue growth rates, royalty rates, discount rates and useful lives. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the intangible assets transferred. These procedures also included, among others, testing management’s process for developing the fair value of the intangible assets transferred; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, royalty rates, discount rates and useful lives. Evaluating the reasonableness of management’s assumptions related to revenue growth rates and useful lives involved considering current and past performance of the products associated with the intellectual property rights and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the royalty rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 23, 2021
We have served as the Company’s auditor since 1989.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Total revenue, net	$1,371,868	$1,517,557	$1,472,441
Costs and expenses:
Cost of goods sold	520,834	564,681	571,496
Research and development	77,381	79,573	78,041
In-process research and development	—	64,916	—
Selling, general and administrative	594,526	687,599	690,746
Intangible asset amortization	27,757	27,028	21,160
Total costs and expenses	1,220,498	1,423,797	1,361,443
Operating income	151,370	93,760	110,998
Interest income	9,297	10,779	2,800
Interest expense	(71,581)	(53,957)	(64,683)
Other income, net	4,434	9,522	8,288
Income before income taxes	93,520	60,104	57,403
Provision (benefit) for income taxes	(40,372)	9,903	(3,398)
Net income	$133,892	$50,201	$60,801

Net income per share
Basic	$1.58	$0.59	$0.73
Diluted	$1.57	$0.58	$0.72

Weighted average common shares outstanding (See Note 14):
Basic	84,650	85,637	82,857
Diluted	85,228	86,494	83,999

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$133,892	$50,201	$60,801
Other comprehensive income (loss), before tax:
Change in foreign currency translation adjustments	53,363	(174)	(19,159)

Unrealized gain (loss) on derivatives
Unrealized derivative gain (loss) arising during period	(96,837)	(13,671)	11,709
Less: Reclassification adjustments for gain (loss) included in net income	(24,442)	14,865	13,400
Unrealized loss on derivatives	(72,395)	(28,536)	(1,691)

Defined benefit pension plan - net gain (loss) arising during period	4,604	(8,973)	(643)

Total other comprehensive loss, before tax	(14,428)	(37,683)	(21,493)
Income tax benefit (expense) related to items in other comprehensive loss	16,771	6,724	(143)
Total other comprehensive loss, net of tax	2,343	(30,959)	(21,636)

Comprehensive income, net of tax	$136,235	$19,242	$39,165

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$470,166	$198,911
Trade accounts receivable, net of allowances of $6,439 and $4,303	225,532	275,296
Inventories, net	310,117	316,054
Assets held for sale	162,105	—
Prepaid expenses and other current assets	69,282	67,907
Total current assets	1,237,202	858,168
Property, plant and equipment, net	287,529	337,404
Right of use asset - operating leases	83,635	94,530
Intangible assets, net	989,436	1,031,591
Goodwill	932,367	954,280
Deferred tax assets, net	73,690	12,623
Other assets	11,277	14,644
Total assets	$3,615,136	$3,303,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of borrowings under senior credit facility	$33,750	$45,000
Current portion of borrowings under securitization facility	112,500	—
Current portion of lease liability - operating leases	12,818	12,253
Accounts payable, trade	54,608	113,090
Contract liabilities	5,275	4,772
Accrued compensation	76,117	79,385
Liabilities held for sale	11,751	—
Accrued expenses and other current liabilities	94,194	76,809
Total current liabilities	401,013	331,309
Long-term borrowings under senior credit facility	933,387	1,198,561
Long-term borrowings under securitization facility	—	104,500
Long-term convertible securities	474,834	—
Lease liability - operating leases	88,118	97,504
Deferred tax liabilities	16,190	36,553
Other liabilities	186,727	118,077
Total liabilities	2,100,269	1,886,504
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,251 and 88,735 issued at December 31, 2020 and 2019, respectively	893	887
Additional paid-in capital	1,290,909	1,213,620
Treasury stock, at cost; 4,914 and 2,865 shares at December 31, 2020 and 2019, respectively	(235,141)	(119,943)
Accumulated other comprehensive loss	(74,059)	(76,402)
Retained earnings	532,265	398,574
Total stockholders’ equity	1,514,867	1,416,736
Total liabilities and stockholders’ equity	$3,615,136	$3,303,240

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
OPERATING ACTIVITIES:
Net income	$133,892	$50,201	$60,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,031	109,462	110,730
Non-cash in-process research and development expense	519	64,916	—
Non-cash impairment charges	—	5,764	4,941
Income tax expense (benefit)	(64,138)	(19,046)	(8,184)
Share-based compensation	19,590	21,255	20,779
Amortization of debt issuance costs and expenses associated with debt refinancing	12,076	5,390	6,270
Non-cash lease expense	2,955	5,060	—
Accretion of bond issuance discount	15,415	—	—
Loss on disposal of property and equipment and construction in-progress	7,855	1,821	1,385
Change in fair value of contingent consideration and others	951	1,119	1,214
Changes in assets and liabilities:
Accounts receivable	52,105	(9,428)	(17,021)
Inventories	(48,348)	(43,308)	8,300
Prepaid expenses and other current assets	1,632	13,071	3,933
Other non-current assets	13,735	13,156	1,052
Accounts payable, accrued expenses and other current liabilities	(57,512)	14,666	3,588
Contract liabilities	(37)	(607)	1,504
Other non-current liabilities	(2,889)	(2,059)	391
Net cash provided by operating activities	203,832	231,433	199,683
INVESTING ACTIVITIES:
Purchases of property and equipment	(38,890)	(69,537)	(77,741)
Acquired in-process research and development and intangibles	(25,000)	(64,995)	—
Proceeds from note receivable	—	752	910
Cash used in business acquisitions, net of cash acquired	—	(30,509)	26,704
Proceeds from sales of property and equipment	3,657	37	422
Net proceeds(payments) on swaps designated as net investment hedges	(7,840)	1,584	—
Net cash used in investing activities	(68,073)	(162,668)	(49,705)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	171,500	236,900	171,200
Payments on debt	(441,000)	(246,100)	(660,000)
Purchase of option hedge on convertible notes	(104,248)	—	—
Proceeds from convertible notes issuance	575,000	—	—
Proceeds from sale of stock purchase warrants	44,563	—	—
Payment of debt issuance costs	(24,347)	—	(5,037)
Purchase of treasury stock	(100,000)	—	—
Proceeds from exercised stock options	5,232	6,948	9,392
Net cash paid for contingent consideration	—	—	(38,196)
Proceeds from the issuance of common stock, net of issuance costs	—	—	349,590
Cash taxes paid in net equity settlement	(5,075)	(6,514)	(7,821)
Net cash provided by (used in) financing activities	121,625	(8,766)	(180,872)
Effect of exchange rate changes on cash and cash equivalents	13,871	74	(5,203)
Net increase (decrease) in cash and cash equivalents	271,255	60,073	(36,097)
Cash and cash equivalents at beginning of period	198,911	138,838	174,935
Cash and cash equivalents at end of period	$470,166	$198,911	$138,838

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2018	81,306	$813	(2,927)	$(121,644)	$821,758	$(23,807)	$285,186	$962,306
Adoption of Update No. 2014-09	—	—	—	—	—	—	1,854	1,854
Adoption of Update No. 2018-02	—	—	—	—	—	—	532	532
Net income	—	—	—	—	—	—	60,801	60,801
Other comprehensive loss, net of tax	—	—	—	—	—	(21,636)	—	(21,636)
Issuance of common stock through employee stock purchase plan	—	—	—	—	553	—	—	553
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	700	4	46	1,030	52	—	—	1,086
Equity offering	6,038	60	—	—	349,529	—	—	349,589
Share-based compensation	—	3	—	—	20,709	—	—	20,712
Balance, December 31, 2018	88,044	880	(2,881)	(120,615)	1,192,601	(45,443)	348,373	1,375,796
Net income	—	—	—	—	—	—	50,201	50,201
Other comprehensive loss, net of tax	—	—	—	—	—	(30,959)	—	(30,959)
Issuance of common stock through employee stock purchase plan	17	—	—	—	716	—	—	716
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	674	7	16	672	(961)	—	—	(282)
Share-based compensation	—	—	—	—	21,264	—	—	21,264
Balance, December 31, 2019	88,735	887	(2,865)	(119,943)	1,213,620	(76,402)	398,574	1,416,736
Net income	—	—	—	—	—	—	133,892	133,892
Other comprehensive loss, net of tax	—	—	—	—	—	2,343	—	2,343
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	503	2	11	526	(1,066)	—	—	(538)
Share-based compensation	—	4	—	—	19,397	—	—	19,401
Share repurchase and equity component of the convertible note issuance, net	—	—	—	—	42,539	—	—	42,539
Accelerated shares repurchased	—	—	(2,060)	(115,724)	15,724	—	—	(100,000)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, December 31, 2020	89,251	893	(4,914)	(235,141)	1,290,908	(74,059)	532,266	1,514,867

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS
Integra LifeSciences Holdings Corporation (the “Company”) was incorporated in Delaware in 1989. The Company, a worldwide leader in medical devices, is dedicated to limiting uncertainty for surgeons through the development, manufacturing, and marketing of cost-effective surgical implants and medical instruments. Its products are used primarily in neurosurgery, reconstruction and general surgery. The Company sells its products directly through various sales forces and through a variety of other distribution channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated in consolidation. See Note 5, Acquisitions, for details of new subsidiaries included in the consolidation.
USE OF ESTIMATES
The preparation of consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("GAAP") which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, in-process research and development ("IPR&D"), valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates. The novel coronavirus (“COVID-19”) pandemic and the resulting adverse impacts to global economic conditions, as well as our operations, may impact future estimates including, but not limited to, inventory valuations, fair value measurements, goodwill and long-lived asset impairments, the effectiveness of the Company’s hedging instruments, deferred tax valuation allowances, and allowances for doubtful accounts receivable.
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
The Company evaluates the collectability of accounts receivable based on a combination of factors. The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for trade accounts receivable. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, the Company evaluates measurement of all expected credit losses for trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Provision for doubtful accounts net of recoveries, associated with accounts receivable, included in selling, general and administrative expense, were $3.6 million, $2.1 million, and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. Inventories consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Finished goods	$180,301	$201,870
Work in process	53,336	48,333
Raw materials	76,480	65,851
Total inventories, net	$310,117	$316,054

At December 31, 2020, $52.8 million of inventories, net was presented separately as "Assets held for sale" in conjunction with the sale of the Extremity Orthopedics business. See Note 3, Assets and Liabilities Held for Sale.
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2020 or 2019.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2020	2019	Useful Lives
	(In thousands)
Land	$1,541	$1,476
Buildings and building improvements	17,345	16,262	5-40 years
Leasehold improvements	144,852	114,941	1-20 years
Machinery and production equipment	166,973	155,313	3-20 years
Surgical instrument kits	1,164	33,104	4-5 years
Information systems and hardware	143,770	138,398	1-7 years
Furniture, fixtures, and office equipment	20,843	22,145	1-15 years
Construction-in-progress	73,890	140,366
Total	570,378	622,005
Less: Accumulated depreciation	(282,849)	(284,601)
Property, plant and equipment, net	$287,529	$337,404

At December 31, 2020, $37.9 million of property, plant and equipment, net was presented separately as "Assets held for sale" in conjunction with the sale of the Extremity Orthopedics business. See Note 3, Assets and Liabilities Held for Sale.
Depreciation expense associated with property, plant and equipment was $42.1 million, $42.6 million, and $44.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During the fourth quarter of 2020, the Company wrote-off certain construction in progress of $6.7 million related to a manufacturing project that the Company decided to discontinue. The Company determined that the carrying amounts of these assets were not recoverable.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2020 and 2019, respectively, the Company capitalized $2.3 million and $3.1 million of interest expense into property, plant and equipment.
ACQUISITIONS
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired Company are expensed as incurred. The operating results of the acquired business are reflected in the consolidated financial statements after the date of acquisition. Acquired IPR&D is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in selling, general and administrative expense in consolidated statements of operations. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of the probability of payment and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date. Payments that would be recognized as contingent consideration in a business combination are expensed when probable in an asset acquisition. Refer to Note 5, Acquisitions for more information.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company reviews goodwill for impairment in the third quarter every year in accordance with ASC Topic 350 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Refer to Note 8, Goodwill and Other Intangibles for more information.
The Company has two reportable segments with three underlying reporting units. Refer to Note 17, Segment and Geographic Information for more information on reportable segments.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.8 million, $0.3 million and $0.8 million to the Integra Foundation during the years ended December 31, 2020, 2019 and 2018, respectively. These contributions were recorded in selling, general, and administrative expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by the authoritative guidance, by considering the estimated amount the Company would receive to sell or transfer these instruments at the reporting date and by taking into account: expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company utilizes a discounted cash flow model to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified all of its derivative assets and liabilities within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of its derivative instruments. The Company classifies derivatives designated as hedges in the same category as the item being hedged for cash flow presentation purposes.
The Company entered into a foreign currency forward contract that is not designated as a hedging instrument for accounting purposes. This contract is recorded at fair value, with the changes in fair value recognized into other income, net on the consolidated financial statements. Refer to Note 7, Derivative Instruments for more information.
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction losses of $1.6 million, $0.3 million and $1.7 million are reported in other income, net in the statements of operations, for the year ended December 31, 2020, 2019 and 2018, respectively.
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
The Company continues to indefinitely reinvest substantially all of its foreign earnings. The current provisional analysis indicates that the Company has sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. The Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted in December 2017,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

imposed a toll tax on a deemed repatriation of undistributed earnings of foreign subsidiaries. One time or unusual items that may impact the ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary and changes in tax laws.
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
Revenues from sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. For product sales, invoices are generally issued upon the transfer of control (or upon the completion of the manufacturing in the case of the private label transactions recognized over time) and are typically payable 30 days after the invoice date. The Company performs a review of each specific customer's creditworthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers' creditworthiness prospectively. Refer to Note 4, Revenue From Contracts With Customers for more information.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2020, the Company incurred restructuring costs of $4.9 million in cost of goods sold, $1.2 million in selling, general and administrative and $0.3 million in research and development related to employee terminations associated with a future plant closure in the consolidated statement of operations. As of December 31, 2020, the restructuring costs of $6.4 million were included in other liabilities in the consolidated balance sheet.
STOCK-BASED COMPENSATION
Relevant authoritative guidance requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Stock-based compensation expense for stock option awards are based on the grant date fair value using the binomial distribution model. The Company recognizes compensation expense for stock option awards, restricted stock awards, performance stock awards and contract stock awards over the requisite service period of the award. All excess tax benefits and taxes and tax deficiencies from stock-based compensation are included in provision for income taxes in the consolidated statement of operations. Refer to Note 10, Stock-based Compensation for more information.
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
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2020, 2019 and 2018.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the New Lease Standard). The New Lease Standard requires that lessees recognize virtually all of its leases on the balance sheet by recording a right-of-use asset and lease liability (other than leases that meet the definition of a "short-term lease"). This update became effective for all annual periods and interim reporting periods beginning after December 15, 2018. The Company adopted the New Lease Standard as of January 1, 2019 using a modified retrospective transition. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. The Company elected the ‘package of practical expedients’ which permits the Company not to reassess the prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company also

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

elected the use-of-hindsight practical expedient. As most of the leases do not provide an implicit rate, the Company used the collateralized incremental borrowing rate based on the information available at the lease implementation date in determining the present value of the lease payments. The adoption of the New Lease Standard had an initial impact on the consolidated balance sheet due to the recognition of $76.4 million of lease liabilities with corresponding right-of-use assets ("ROU") of $67.3 million for operating leases. The difference between lease liabilities and right-of-use assets is primarily attributed to unamortized lease incentives which is amortized over the term of each respective lease. Refer to Note 12, Leases and Related Party Leases for more information.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 using a modified retrospective transition method which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with no change to financial results reported in prior periods. The cumulative-effect adjustment recorded on January 1, 2020 is not material. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements and related disclosures.

The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the COVID-19 pandemic, and other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be an adverse impact due to customer and governmental responses to the COVID-19 pandemic.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this guidance for the year ended December 31, 2020. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (e.g., a service contract). Under this guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 using a prospective transition method. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. The Company will adopt ASU No. 2019-12 effective January 1, 2021. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect this guidance to have a material impact on our results or financial position.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU became effective immediately and may be applied prospectively to contract modifications made and hedging

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

relationships entered into or evaluated on or before December 31, 2022. In January of 2021, the FASB also issued ASU No. 2021-01, Reference Rate Reform- Scope which clarified certain optional expedients and exceptions to entities that are affected because of the reference rate reform. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU No. 2020-04. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06 Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify. The guidance also simplifies the diluted net income per share calculation in certain areas. The ASU will be effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company will adopt this standard on January 1, 2021 using the modified retrospective method. The estimated impact includes the convertible debt instrument being accounted for as a single liability measured at its amortized cost and elimination of the non-cash interest expense as the Company will not separately present the equity embedded conversion feature in such debt. The Company also expects to adopt the if-converted method for earnings per share.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a significant effect on the Company's financial position, results of operations or cash flows.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the years ended December 31, 2020, 2019 and 2018 was $47.3 million (net of $2.3 million that was capitalized into construction in progress), $48.9 million (net of $3.1 million that was capitalized into construction in progress) and $58.3 million (net of $2.3 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2020, 2019 and 2018 was $29.8 million, $16.2 million and $10.4 million, respectively.
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in liabilities at December 31, 2020, 2019 and 2018 were $1.6 million, $11.0 million and $5.4 million, respectively.
In December 2019, the Company achieved the first developmental milestone which triggered a $5.0 million obligation to be paid to former shareholders of Rebound Therapeutics Corporation ("Rebound"). In addition, the Company recorded $5.0 million as in-process research and development expense in the consolidated statements of operations. The obligation was included in accrued liabilities at December 31, 2019 in the consolidated balance sheets. The milestone was paid during the first quarter of 2020.

3. ASSETS AND LIABILITIES HELD FOR SALE

On September 29, 2020, the Company and certain of its subsidiaries entered into an agreement to sell its Extremity Orthopedics business to Smith & Nephew USD Limited for approximately $240 million in cash. The transaction includes the sale of the Company’s upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. In connection with the transaction, the Company will pay $41.5 million to the Consortium of Focused Orthopedists, LLC (“CFO”) pursuant to the terms of certain agreements between Integra and CFO relating to the development of shoulder arthroplasty products. On January 4, 2021, upon the terms and conditions set forth in the Divestiture agreement, the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited and received an aggregate purchase price of $240.0 million. Refer to Note 18. Subsequent Events for details of the transaction.

The Company considered the assets and liabilities associated with the Extremity Orthopedics business to be accounted as held for-sale as the six criteria under ASC 260 were met during the third quarter of 2020. Upon designation of the assets and liabilities as held for sale, the Company recorded the assets at the lower of their carrying value or their estimated fair value, less estimated costs to sell. Goodwill was allocated to the assets and liabilities held for sale using the relative fair value method of the Extremity Orthopedics business to the Company's Orthopedics and Tissue Technologies reporting unit. The fair value of the business less costs to sell exceeded the related carrying value.

The Extremity Orthopedics business was treated as a single disposal group and presented separately in the consolidated balance sheet as assets and liabilities held for sale as of December 31, 2020. These balances are presented as current assets and liabilities as they are expected to be sold within twelve months.

The major classes of assets and liabilities classified as a held for sale consisted of the following as of December 31, 2020 (amounts in thousands):

Prepaid expenses and other current assets	713
Right of use asset - operating leases and Other assets	3,186
Deferred tax assets	6,589
Intangible assets, net	13,332
Property, plant and equipment, net	37,893
Goodwill	47,546
Inventories	52,845
Total assets held for sale	162,104
Other liabilities	336
Current portion of lease liability - operating leases	539
Accrued compensation	1,767
Deferred tax liabilities	3,440
Lease liability - operating leases	5,669
Total liabilities held for sale	11,751

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
18

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarized the changes in the contract asset and liability balances for the year ended December 31, 2020:

Total
(amounts in thousands)
Contract Asset
Contract asset, January 1, 2020	$8,680
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(8,680)
Contract asset, net of transferred to trade receivables on contracts during the period	7,430
Contract asset, December 31, 2020	$7,430

Contract Liability
Contract liability, January 1, 2020	$11,946
Recognition of revenue included in beginning of year contract liability	(3,925)
Contract liability, net of revenue recognized on contracts during the period	3,856
Foreign currency translation	84
Contract liability, December 31, 2020	$11,961

At December 31, 2020, the short-term portion of the contract liability of $5.3 million and the long-term portion of $6.7 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of December 31, 2020, the Company is expected to recognize revenue of approximately $5.3 million in 2021, $2.9 million in 2022, $1.5 million in 2023, $0.8 million in 2024, $0.6 million in 2025, and $0.9 million thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for years-ended December 31, 2020, 2019 and 2018 (amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(amounts in thousands)
Neurosurgery	716,339	767,793	740,268
Instruments	178,492	$228,413	$223,661
Total Codman Specialty Surgical	894,831	996,206	963,929

Wound Reconstruction	293,038	322,739	311,565
Extremity Orthopedics	78,316	90,082	90,588
Private Label	105,683	108,530	106,359
Total Orthopedics and Tissue Technologies	477,037	521,351	508,512
Total revenue	$1,371,868	$1,517,557	$1,472,441

Prior period amounts were reclassified between categories within the Codman Specialty Surgical segment to conform to the current period presentation.

See Note 17, Segment and Geographical Information, for details of revenues based on the location of the customer.
5. ACQUISITIONS
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
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date:

	Final Valuation	Weighted Average Life
	(Dollars in thousands)
Cash	$90
Other current assets	751
Property, plant and equipment	457
Deferred tax assets	1,697
Intangible assets:
CerebroFlo developed technology	20,100	15 years
Enabling technology license	1,980	14 years
Goodwill	27,153
Total assets acquired	52,228

Accounts payable, accrued expenses and other liabilities	2,926
Contingent consideration	13,100
Deferred tax liabilities	5,603
Net assets acquired	$30,599

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

As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated the fair value as of December 31, 2020 was $15.1 million. The Company recorded $3.4 million in accrued expenses and other current liabilities and $11.7 million in other liabilities at December 31, 2020 in the consolidated balance sheets of the Company.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

The pro forma results are not presented for this acquisition as they are not material.
Rebound Therapeutics Corporation
On September 9, 2019, the Company acquired Rebound Therapeutics Corporation (“Rebound”), developers of a single-use medical device known as the AURORA Surgiscope® System ("Aurora") which enables minimally invasive access, using optics and illumination, for visualization, diagnostic and therapeutic use in neurosurgery (the “Rebound transaction”). Under the terms of the Rebound transaction, the Company made an upfront payment of $67.1 million and are committed to pay up to $35.0 million of contingent development milestones upon achievement of certain regulatory milestones. The acquisition of Rebound was primarily concentrated in one single identifiable asset and thus, for accounting purposes, the Company has concluded that the acquired assets do not meet the accounting definition of a business. The initial payment was allocated primarily to Aurora, resulting in a $59.9 million IPR&D expense. The balance of approximately $7.2 million, which included $2.1 million of cash and cash equivalents and a net deferred tax asset of $4.2 million, was allocated to the remaining net assets acquired. The deferred tax asset primarily resulted from a federal net operating loss carry forward.
During the fourth quarter of 2019, the Company achieved the first developmental milestone which triggered a $5.0 million obligation to be paid to former shareholders of Rebound. The Company recorded $5.0 million as IPR&D expense in the consolidated statements of operations. The obligation was included in accrued expenses and other current liabilities at December 31, 2019 in the consolidated balance sheets. The milestone was paid during the first quarter of 2020.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fourth quarter of 2020, the Company achieved another developmental milestone which triggered a $20.0 million obligation to be paid to the former shareholders of Rebound. The Company recorded $20.0 million as an intangible asset in the consolidated balance sheet upon achieving the milestone. The milestone was paid during the fourth quarter of 2020.
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
In connection with the sale of the Company's Extremity Orthopedic business, on January 4, 2021 the Company paid $41.5 million to CFO pursuant to the terms of certain agreements between the Company and CFO relating to the sale of shares of ISC effectively terminating our licensing agreement with ISC. See Note 3, Assets and Liabilities Held for Sale and Note 18. Subsequent Events for details of the transaction.

6. DEBT
Amendment to the Sixth Amended and Restated Senior Credit Agreement
On February 3, 2020, the Company entered into the sixth amendment and restatement (the "February 2020 Amendment") of its Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The February 2020 Amendment extended the maturity date to February 3, 2025. The Company continues to have the aggregate principal amount of up to approximately $2.2 billion available to it through the following facilities: (i) $877.5 million Term Loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans.
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
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to the following:
i.the Eurodollar Rate (as defined in the amendment and restatement) in effect from time to time plus the applicable rate (ranging from 1.00% to 2.25%), or
ii.the highest of:
1.the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%
2.the prime lending rate of Bank of America, N.A. or
3.the one-month Eurodollar Rate plus 1.00%
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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2020, the Company was in compliance with all such covenants and is expected to be in compliance over the next year. In connection with the February 2020 Amendment, the Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020. In connection with the July 2020 amendment, the Company expensed $3.3 million of incremental financing costs in connection with the modification of the Senior Credit Facility during the third quarter of 2020.
At December 31, 2020 and 2019, there was $97.5 million and $375.0 million outstanding, respectively, under the revolving portion of the Senior Credit Facility at weighted average interest rates of 1.5% and 3.2%, respectively. At December 31, 2020 and 2019, there was $877.5 million outstanding, respectively, under the Term Loan component of the Senior Credit Facility at weighted average interest rates of 1.5% and 3.2%, respectively. At December 31, 2020, $33.8 million million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet as the first mandatory repayment is due June 30, 2021.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and Term Loan component at December 31, 2020 were approximately $98.4 million and $883.6 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities
Letters of credit outstanding as of December 31, 2020 and 2019 totaled $1.6 million and $0.8 million, respectively. There were no amounts drawn as of December 31, 2020.
Contractual repayments of the Term Loan component of Senior Credit Facility are due as follows:

Year-ended December 31, 2020	Principal Repayment
(In thousands)
2021	$33,750
2022	45,000
2023	61,875
2024	67,500
2025	669,375
$877,500

The outstanding balance of the revolving credit component of the Senior Credit Facility is due on February 3, 2025.
Convertible Senior Notes
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. The portion of debt proceeds that was classified as equity at the time of the offering was $104.5 million, and that amount is being amortized to interest expense using the effective interest method through August 2025. The effective interest rate implicit in the liability component is 4.2%. In connection with this offering, the Company capitalized $13.2 million of financing fees. At December 31, 2020, the carrying amount of the liability component was $485.9 million, the remaining unamortized discount was $89.1 million, and the principal amount outstanding was $575.0 million. The fair value of the 2025 Notes at December 31, 2020 was $638.1 million.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

specified corporate transactions occur. As of December 31, 2020, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
On December 9, 2020, the Company entered into the First Supplemental Indenture to the original agreement dated as of February 4, 2020 between the Company and Citibank, N.A., as trustee, governing the Company’s outstanding 2025 Notes. The Company irrevocably elected (1) to eliminate the Company’s option to choose physical settlement on any conversion of the 2025 Notes that occurs on or after the date of the First Supplemental Indenture and (2) with respect to any Combination Settlement for a conversion of the 2025 Notes, the Specified Dollar Amount that will be settled in cash per $1,000 principal amount of the 2025 Notes shall be no lower than $1,000.

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

During the twelve months ended December 31, 2020, the Company recognized cash interest related to the contractual interest coupon of $2.6 million and amortization of the discount on the liability component of $15.4 million for a total interest charge of $18.0 million on the 2025 Notes.

Securitization Facility

During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") is for an initial three-year term and may be extended. The Securitization Agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of December 31, 2020, the Company was in compliance with the covenants and none of the termination events had occurred. The Company had $112.5 million and $104.5 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 1.3% and 2.8% as of December 31, 2020 and 2019, respectively. At December 31, 2020, the total amount outstanding under the Securitization Facility is classified as current on the consolidated balance sheet as the total amount is due on December 21, 2021.
The fair value of the outstanding borrowing of the Securitization facility at December 31, 2020 was approximately $112.3 million.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following interest rate swaps as of December 31, 2020 and 2019 (dollar amounts in thousands):

	December 31, 2020	December 31, 2019					December 31, 2020	December 31, 2019
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
3-month USD LIBOR	$—	$50,000	February 6, 2017	June 30, 2017	June 30, 2020	1.834%	$—	$(2)
1-month USD LIBOR	—	100,000	February 6, 2017	June 30, 2017	June 30, 2020	1.652%	—	12
1-month USD LIBOR	100,000	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(929)	(581)
1-month USD LIBOR	150,000	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(6,152)	(2,880)
1-month USD LIBOR	150,000	150,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(6,405)	(2,880)
1-month USD LIBOR	100,000	100,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(7,724)	(3,517)
1-month USD LIBOR	50,000	50,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(3,778)	(1,778)
1-month USD LIBOR	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(16,243)	(6,595)
1-month USD LIBOR	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(9,836)	(5,750)
1-month USD LIBOR	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(9,826)	(5,747)
1-month USD LIBOR	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(9,783)	(5,807)
1-month USD LIBOR	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(10,407)	(4,930)
1-month USD LIBOR	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(10,431)	(4,691)
1-month USD LIBOR	125,000	—	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	(382)	—
1-month USD LIBOR	50,000	—	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	(162)	—
1-month USD LIBOR	225,000	—	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	(846)	—
1-month USD LIBOR	225,000	—	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	(679)	—
1-month USD LIBOR	75,000	—	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	(187)	—
Total interest rate derivatives designated as cash flow hedge	$1,875,000	$1,325,000					$(93,769)	$(45,145)

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
Foreign Currency Hedging
From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. The Company assesses the effectiveness of the contracts that are designated as hedging instruments. The changes in fair value of foreign currency cash flow hedges are recorded in AOCL, net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies amounts recorded in AOCL to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. For contracts not designated as hedging instruments, the changes in fair value of the contracts are recognized in other income, net in the consolidated statements of operation, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $9.7 million to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD") and intercompany receivables denominated in Japanese Yen ("JPY"). The contracts are not designated as hedging instruments. The Company recognized a $0.2 million loss from the change in fair value of the contracts, which was included in other income, net in the consolidated statement of operations. The fair value of the foreign currency forward contracts was $0.2 million as of December 31, 2020.

The success of the Company’s hedging program depends, in part, on forecasts of certain activity denominated in foreign currency. The Company may experience unanticipated currency exchange gains or losses to the extent that there are differences

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

between forecasted and actual activities during periods of currency volatility. In addition, changes in currency exchange rates related to any unhedged transactions may affect earnings and cash flows.
Cross-Currency Rate Swaps
On October 2, 2017, the Company entered into cross currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of Swiss francs ("CHF") denominated intercompany loans into U.S. dollars. The CHF denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of an acquisition.
On December 21, 2020, the Company entered into cross-currency swap agreements to convert a notional amount of $471.6 million equivalent to 420.1 million of a CHF denominated intercompany loan into U.S. dollars. The CHF denominated intercompany loan was the result of an intra-entity transfer of certain intellectual property rights to a subsidiary in Switzerland completed during the fourth quarter of 2020.
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
The Company held the following cross-currency rate swaps as of December 31, 2020 (dollar amounts in thousands):

						December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value (Liability)

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(4,335)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(11,262)
Receive U.S.$			4.52%		$150,000

Pay CHF	December 21, 2020	December 20, 2025	3.00%	CHF	420,137	(7,843)
Receive U.S.$			3.98%		$471,640

Total						$(23,441)

On October 2, 2020 in accordance with the termination date, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $33.3 million. As a result of the settlement, the Company recorded a loss of $0.3 million in other income, net in the consolidated statement of operations.
The Company held the following cross-currency rate swaps as of December 31, 2019 (dollar amounts in thousands):

						December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value (Liability)

Pay CHF	October 2, 2017	October 2, 2020	1.75%	CHF	32,355	$(101)
Receive U.S.$			4.38%		$33,333

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	(119)
Receive U.S.$			4.46%		$50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	(289)
Receive U.S.$			4.52%		$150,000

Total						$(509)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2019, the Company settled cross-currency swaps designated as cash flow hedges of an intercompany loan with an aggregate notional amount of $66.7 million. The original maturity dates were October 2, 2020 however, as the intercompany loan settlement was consummated, the cross-currency swap was settled simultaneously. As a result of the settlements, the Company recorded a loss of $0.4 million in other income, net in the consolidated statement of operations.
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the years ended December 31, 2020 and 2019, the Company recorded a loss of $21.7 million and loss of $4.0 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans.
For the years ended December 31, 2020 and 2019, the Company recorded a loss of $17.1 million and a gain of $9.3 million, respectively, in AOCL related to change in fair value of the cross-currency swaps.
For the years ended December 31, 2020 and 2019, the Company recorded gains of $5.8 million and $7.0 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income, net from AOCL as of December 31, 2020 within the next twelve months is $3.3 million. As of December 31, 2020, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business. On October 1, 2018 and December 16, 2020, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries.
The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2020 (dollar amounts in thousands):

						December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—	EUR	44,859	$(1,884)
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—	EUR	51,760	(450)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—	EUR	38,820	92
Receive U.S.$			2.19%		$45,000

Pay CHF	December 16, 2020	December 16, 2027	—	CHF	222,300	(3,794)
Receive USD			1.10%		$250,000

Total						$(6,036)

During the year ended December 31, 2020, the Company settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $167.5 million and 128.3 million Pound Sterling respectively as a result of an intra-entity transfer of certain intellectual property rights to a subsidiary. The original settlement date was September 30, 2025. As a result of the settlement, the Company recorded a loss of $7.8 million in AOCL.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2019 (dollar amounts in thousands):

						December 31, 2019
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—	EUR	44,859	$2,459
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—	EUR	51,760	3,087
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—	EUR	38,820	2,032
Receive U.S.$			2.19%		$45,000

Pay GBP	October 3, 2018	September 30, 2025	1.67%	GBP	128,284	(154)
Receive U.S.$			2.71%		$167,500

Pay CHF	October 3, 2018	September 30, 2025	—	CHF	165,172	1,221
Receive GBP			1.67%	GBP	128,284

Total						$8,645

During the year ended December 31, 2019, the Company settled a cross-currency swap designated as a net-investment hedge of with an aggregate notional amount of $30.0 million. The original termination date was September 30, 2021. As a result of the settlement, the Company recorded a gain of $1.6 million in AOCL.
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the year ended December 31, 2020 and 2019, the Company recorded a loss of $14.9 million and a gain of $20.5 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps.
For the years ended December 31, 2020 and 2019, the Company recorded a gain of $7.6 million and $9.6 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of December 31, 2020 within the next twelve months is $3.4 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value for derivatives designated as hedging instruments in the consolidated balance sheets as of December 31, 2020 and 2019:

	Fair Value as of December 31,
	2020	2019
Location on Balance Sheet (1):	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$—	$12
Cross-currency swap	7,623	5,032
Net Investment Hedges
Cross-currency swap	5,297	7,952
Other assets
Cash Flow Hedges
Interest rate swap(2)	—	—
Net Investment Hedges
Cross-currency swap	—	3,465
Total Derivatives designated as hedges — Assets	$12,920	$16,461

Derivatives designated as hedges — Liabilities
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$22,033	$6,635
Cross-currency swap	4,335	101
Net Investment Hedges
Cross-currency swap	1,884	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	71,736	38,522
Cross-currency swap	26,728	5,440
Net Investment Hedges
Cross-currency swap	9,449	2,772
Total Derivative designated as hedges — Liabilities	$136,165	$53,470

(1)The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)At December 31, 2020 and 2019, the total notional amounts related to the Company’s interest rate swaps were $1.9 billion and $1.3 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying consolidated statements of operations during the years ended December 31, 2020 and 2019:

	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2020
Cash Flow Hedges
Interest rate swap	$(45,145)	$(64,778)	$(16,154)	$(93,769)	Interest expense
Cross-currency swap	177	(17,147)	(15,897)	(1,073)	Other income, net
Net Investment Hedges
Cross-currency swap	10,229	(14,911)	7,609	(12,291)	Interest income
	$(34,739)	$(96,836)	$(24,442)	$(107,133)
Year Ended December 31, 2019
Cash Flow Hedges
Interest rate swap	$619	$(43,493)	$2,271	$(45,145)	Interest expense
Cross-currency swap	(6,190)	9,334	2,967	177	Other income, net
Net Investment Hedges
Cross-currency swap	(632)	20,488	9,627	10,229	Interest income
	$(6,203)	$(13,671)	$14,865	$(34,739)

8. GOODWILL AND OTHER INTANGIBLE ASSETS
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
The quantitative test estimates the fair value of its three reporting units using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included the following:
•The reporting unit's financial projections, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans.
•The projected terminal value for the reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal value reflects the Company's assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.
•The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company's specific risk factors that are

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

likely to be considered by a market participant. The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
The Company elected to perform a qualitative analysis for its three reporting units as of July 31, 2020. The Company determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.
Changes in the carrying amount of goodwill in 2020 and 2019 were as follows:

	Codman Specialty Surgical	Orthopedics and Tissue Technologies	Total
	(In thousands)
Goodwill at January 1, 2019	$625,760	$300,715	$926,475
Arkis Acquisition	27,600	—	27,600
Foreign currency translation	140	65	205
Goodwill at December 31, 2019	$653,500	$300,780	$954,280
Foreign currency translation	18,475	7,158	25,633
Transfer to assets held for sale (See Note 3. Assets Held for Sale)	$—	$(47,546)	$(47,546)
Goodwill at December 31, 2020	$671,975	$260,392	$932,367

Other Intangible Assets
The components of the Company's identifiable intangible assets were as follows:

	December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net

	(Dollars in Thousands)
Completed technology	19 years	$896,478	$(248,088)	$648,390
Customer relationships	12 years	213,270	(132,838)	80,432
Trademarks/brand names	28 years	104,209	(31,767)	72,442
Codman trade name	Indefinite	170,226	—	170,226
Supplier relationships	27 years	30,211	(15,203)	15,008
All other (1)	4 years	9,995	(7,057)	2,938
		$1,424,389	$(434,953)	$989,436

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net

	(Dollars in Thousands)
Completed technology	19 years	$880,623	$(213,702)	$666,921
Customer relationships	12 years	222,575	(119,393)	103,182
Trademarks/brand names	28 years	103,873	(28,514)	75,359
Codman trade name	Indefinite	163,126	—	163,126
Supplier relationships	27 years	34,721	(17,947)	16,774
All other (1)	4 years	10,869	(4,640)	6,229
		$1,415,787	$(384,196)	$1,031,591

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)At December 31, 2020 and 2019, all other included IPR&D of $1.0 million, which was indefinite-lived. At December 31, 2020, this IPR&D asset was presented separately as "assets held for sale" in conjunction with the sale of the Extremity Orthopedics business which is expected to be sold within twelve months. See Note 3, Assets and Liabilities Held for Sale, for details.
At December 31, 2020, $13.3 million of Intangible assets, net were presented separately as "assets held for sale" in conjunction with the sale of the Extremity Orthopedics business. See Note 3, Assets and Liabilities Held for Sale.
The Company tests intangible assets with indefinite lives for impairment annually in the third quarter in accordance with ASC Topic 350. The Company elected to bypass the qualitative evaluation for its Codman tradename intangible asset and perform quantitative test during the third quarter of 2020. In performing the test, the Company utilized a range of projected sales growth rates, a royalty rate of 5.0%, a tax rate of 24.0% and a discount rate of 11.5%. The assumptions used in evaluating the Codman tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman tradename intangible asset.
Product rights and other definite-lived intangible assets are tested periodically for impairment in accordance with ASC Topic 360 when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset or asset group to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and impairment exists. An impairment loss is measured as the excess of the asset's carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in the period that the impairment occurs.
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
Amortization expense (including amounts reported in cost of product revenues) for the years ended December 31, 2020, 2019 and 2018 was $74.5 million, $72.8 million and $71.6 million, respectively. Annual amortization expense is expected to approximate $63.8 million in 2021, $61.4 million in 2022, $60.7 million in 2023, $60.2 million in 2024, $60.2 million in 2025 and $512.3 million thereafter. Amortization of product technology based intangible assets totaled $46.7 million, $45.8 million and $50.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is presented by the Company within cost of goods sold.

9. TREASURY STOCK
As of December 31, 2020 and 2019, there were 4.9 million and 2.9 million shares of treasury stock outstanding with a cost of $235.1 million and $119.9 million, at a weighted average cost per share of $47.86 and $41.87, respectively.
On December 7, 2020, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. This stock repurchase authorization replaces the previous $225 million stock repurchase authorization, of which $125 million remained authorized at the time of its replacement, and which was otherwise set to expire on December 31, 2020.
During the twelve months ended December 31, 2020, the Company repurchased 2.1 million shares of Integra’s common stock as part of the previous share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the Convertible Senior Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a $92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares at inception of the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares determined using the volume-weighted average price of the Company's common stock during the term of the transaction.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of goods sold	344	317	449
Research and development	1,471	1,785	1,609
Selling, general and administrative	$17,776	$19,153	$18,721
Total stock-based compensation expense	19,591	21,255	20,779
Total estimated tax benefit related to stock-based compensation expense	6,221	9,420	10,430
Net effect on net income	$13,370	$11,835	$10,349

EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury stock. At December 31, 2020, 2.0 million shares remain available for purchase under the ESPP. During the years ended December 31, 2020, 2019 and 2018, the Company issued 18,284 shares, 12,531 shares and 16,721 shares under the ESPP for $1.1 million, $0.7 million and $0.7 million, respectively.
EQUITY AWARD PLANS
As of December 31, 2020, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”)).
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Expected volatility	27%	28%	28%
Risk free interest rate	0.89%	2.51%	2.79%
Expected life of option from grant date	7 years	7 years	8 years
Weighted average grant date fair value of options granted	$13.03	$18.74	$21.78

The following table summarizes the Company’s stock option activity.

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2020	1,284	$34.83	—	—
Granted	349	43.39	—	—
Exercised	(236)	19.20	—	—
Forfeited or Expired	(51)	49.12	—	—
Outstanding at December 31, 2020	1,346	$39.25	4.41	$34,560
Exercisable at December 31, 2020	881,261	$35.19	3.20	$26,197

The Company recognized $3.2 million, $3.0 million and $2.6 million in expense related to stock options during the years ended December 31, 2020, 2019 and 2018, respectively. The intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 were $8.7 million, $14.6 million and $16.9 million, respectively. Cash received from option exercises and employee stock purchase plan was $5.2 million, $6.9 million and $9.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The realized tax benefit from options exercised were $1.7 million, $3.0 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was approximately $5.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2020.

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, January 1, 2020	460	$54.31	192	55.38
Granted	286	44.78	234	43.63
Adjustments for performance achievement related to award target	—	—	14	51.93
Cancellations	(42)	50.11	(31)	—
Released	(232)	52.07	(157)	43.48
Vested but not released	—	—	(55)	51.84
Unvested, December 31, 2020	472	$50.02	197	47.66

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized $16.4 million, $18.1 million and $18.1 million in expense related to such awards during the years ended December 31, 2020, 2019 and 2018, respectively. The total fair market value of shares vested and released in 2020, 2019 and 2018 was $17.3 million, $21.1 million and $24.8 million, respectively. Vested awards include shares that have been fully earned but had not been delivered as of December 31, 2020.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period.
As of December 31, 2020, there was approximately $22.6 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
As of December 31, 2020, there were approximately 0.5 million vested Restricted Units and 0.1 million vested performance share units held by various employees for which the related shares have not yet been issued. The final determination of the number of shares to be issued is made by the Company's Compensation Committee of the Board of Directors which is is contingent upon achieving certain revenue and organic revenue growth performance metric.
At December 31, 2020, there were approximately 1.9 million shares available for grant under the Plans.
The Company capitalized into inventory, share based compensation costs of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such share-based compensation was recognized as cost of goods sold when related inventory was sold.

11. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company has various defined benefit plans which covers certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the years ended December 31, 2020 and 2019 included the following (amounts in thousands):

	Year ended December 31,
	2020	2019
Service cost	$4,029	$3,815
Interest cost	219	517
Expected return on plan assets	(652)	(1,047)
Amortization of prior service cost (credit)	(274)	(259)
Recognized actuarial losses	787	65
Settlements	(102)	602
Net period benefit cost	$4,007	$3,693
The following weighted average assumptions were used to develop net periodic pension benefit costs and the actuarial present values of projected pension benefit obligations for the years ended December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
Discount rate	0.34%	0.40%
Expected return on plan assets	2.04%	3.33%
Rate of compensation increase	2.14%	2.25%
Interest crediting rate for cash balance plans	1.00%	0.93%
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2020 and 2019, the discount rates were prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities. The expected returns on plan assets represent the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rates of return, the Company considers returns of historical market data as well as actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.
The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2020 and 2019 and a reconciliation of the funded status at December 31, 2020 and 2019, respectively (amounts in thousands):

	Year ended December 31,
	2020	2019
Change In Projected Benefit Obligations
Projected benefit obligations, beginning of year	$66,972	$52,542
Interest cost	219	517
Service cost	4,029	3,815
Actuarial (gain) loss	(3,347)	12,188
Plan amendments	—	(3,133)
Plan settlements	(77)	(2,664)
Employee contribution	883	899
Premiums paid	(388)	(395)
Benefit payment	(1,537)	(635)
Plans transferred in	—	3,199
Effect of foreign currency exchange rates	6,115	639
Projected benefit obligations, end of year	$72,869	$66,972

	Year ended December 31,
	2020	2019
Change In Plan Assets
Plan assets at fair value, beginning of year	$30,770	$31,103
Actual return on plan assets	2,882	(152)
Employer contributions	2,274	2,189
Employee contributions	883	899
Plan settlements	(56)	(2,645)
Benefits paid	(1,537)	(635)
Premiums paid	(388)	(395)
Effect of foreign currency exchange rates	2,997	406
Plan assets at fair value, end of year	$37,825	$30,770

	Year ended December 31,
	2020	2019
Reconciliation Of Funded Status
Fair value of plan assets	$37,825	$30,770
Benefit obligations	72,869	66,972
Unfunded benefit obligations	$35,044	$36,202
The unfunded benefit obligations are included in other liabilities in the consolidated balance sheets at December 31, 2020 and 2019, respectively.
During the periods ended December 31, 2020 and 2019, the Company had a net gain of $4.6 million and a net loss of $9.0 million, respectively, recognized within accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost. The gain recognized during the period ended December 31, 2020, is primarily attributed to a change in the discount rate used to estimate the projected benefit obligation for defined benefit plans which cover certain employees in Switzerland. The combined accumulated benefit obligations for the defined benefit plans was $61.5 million and $61.1 million as of December 31, 2020 and 2019, respectively.
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
The benefit plans in France and Germany had no assets at December 31, 2020.
As of December 31, 2020, no plan assets are expected to be returned to the Company in the next twelve months.
The following table is the summary of expected future benefit payments (in thousands):

2021	$1,900
2022	$1,626
2023	$1,694
2024	$1,789
2025	$2,101
Next five years	$10,429
As of December 31, 2020, contributions expected to be paid to the plan in 2021 is $2.3 million.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, Belgium, Canada, France, Japan, Netherlands, the U.K. and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $6.7 million, $8.6 million and $8.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
DEFERRED COMPENSATION PLAN
During the first quarter of 2020, employees participating in the Company's deferred compensation plan began to defer their compensation. This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at December 31, 2020 was $2.0 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.

12. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of December 31, 2020. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the year ended December 31, 2020 and December 31, 2019, was $19.7 million and $19.6 million, respectively, which includes $0.3 million, in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental balance sheet information related to operating leases at December 31, 2020 were as follows:

	December 31, 2020	December 31, 2019
	(In thousands, except lease term and discount rate)
ROU assets	$83,635	$94,530

Current lease liabilities	12,818	12,253
Non-current lease liabilities	88,118	97,504
Total lease liabilities	$100,936	$109,757

Weighted average remaining lease term (in years):
Leased facilities	11.6 years	12.8 years
Leased vehicles	2.3 years	2.6 years

Weighted average discount rate:
Leased facilities	4.6%	5.4%
Leased vehicles	2.3%	3.2%

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2020 (in thousands):

	December 31, 2020	December 31, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,226	$11,469

ROU assets obtained in exchange for lease liabilities:
Operating leases	6,027	41,423

Future minimum lease payments under operating leases at December 31, 2020 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2021	296	13,458	13,754
2022	296	13,992	14,288
2023	296	11,054	11,350
2024	296	10,254	10,550
2025	296	9,645	9,941
Thereafter	1,130	77,784	78,914
Total minimum lease payments	$2,610	$136,187	$138,797
Less: Imputed interest			$37,861
Total lease liabilities			100,936
Less: Current lease liabilities			12,818
Long-term lease liabilities			88,118
There were no future minimum lease payments under finance leases at December 31, 2020.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related Party Leases
The Company leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a corporation whose stockholders are trusts, whose beneficiaries include family members of the Company’s former director. The term of the current lease agreement is through October 31, 2029 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from November 1, 2029 through October 31, 2034 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2034 through October 31, 2039 at the fair market rental rate of the premises.

13. INCOME TAXES
Income (Loss) before income taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
United States operations	$15,082	$(38,359)	$(21,218)
Foreign operations	78,438	98,463	78,621
Total	$93,520	$60,104	$57,403

The 2017 U.S. Tax Act was signed into law on December 22, 2017. The 2017 Tax Act made significant changes to the previous tax law, which included the reduction of the federal statutory rate from 35% to 21% and the recognition of a one-time repatriation tax on accumulated untaxed earnings of foreign subsidiaries. As of December 31, 2018, the Company finalized its calculations and completed its accounting for the income tax effect of the 2017 Tax Act, for which the finalization adjustments recognized during 2018 were not significant.

A number of these provisions continue to have an impact on our effective tax rate, including limitations on the deductibility of executive compensation and the elimination of certain tax deductions. Additionally, the implementation of a territorial tax system, which subjects certain foreign earnings to additional taxation as global intangible low-taxed income, continues to adversely affect income tax expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	1.2%	1.0%	(0.4)%
Foreign operations	(7.9)%	(20.0)%	(21.8)%
Excess tax benefits from stock compensation	(1.0)%	(5.6)%	(7.8)%
Charitable contributions	(0.3)%	(0.6)%	(1.2)%
Nondeductible meals and entertainment	0.4%	1.5%	1.6%
Intercompany profit in inventory	1.2%	1.2%	6.2%
Nondeductible facilitative costs	1.4%	0.8%	—%
Changes in valuation allowances	0.1%	0.2%	0.2%
Uncertain tax positions	0.5%	0.2%	0.4%
Research and development credit	(1.6)%	(2.9)%	(2.6)%
Return to provision	(2.3)%	1.7%	(2.9)%
Global intangible low-taxed income ("GILTI")	2.5%	7.6%	3.5%
Nondeductible executive compensation	2.4%	3.0%	1.6%
Carryback of Federal net operating loss ("NOL")	—%	0.1%	(3.7)%
Other	0.5%	0.4%	—%
Swiss tax holiday	—%	(15.7)%	—%
IPR&D expense	—%	22.7%	—%
Foreign-Derived Intangible Income	(0.8)%	—%	—%
Transfer of Intra-entity of certain intellectual property - Rate Differential on FMV Step-Up	(63.3)%	—%	—%
Assets held for sale - Outside Basis Difference	2.8%	—%	—%
Effective tax rate	(43.2)%	16.5%	(5.9)%

Our effective tax rate was (43.2)% and 16.5% of income before income taxes for the years ended December 31, 2020 and December 31, 2019, respectively. In 2020, the Company’s lower worldwide effective tax rate, as compared to 2019, is primarily driven by an $59.2 million income tax benefit on an intra-entity transfer of certain intellectual property, substantially completed during the fourth quarter in 2020. Excluding this transaction, the effective worldwide tax rate for 2020 is 20.2%.
In December 2020, the Company completed an intra-entity transfer of certain intellectual property rights to one of its subsidiaries in Switzerland. While the transfer did not result in a taxable gain, the Company’s Swiss subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. The Company determined the fair value using a discounted cash flow model based on expectations of revenue growth rates, royalty rates, discount rates, and useful lives of the intellectual property. The Company recorded a $59.2 million deferred tax benefit in Switzerland related to the amortizable tax basis in the transferred intellectual property.
During 2020, the Company’s foreign operations generated a $48.2 million decrease in income tax expense when compared to the same period in 2019, because of the intra-entity transfer of certain intellectual property, geographic and business mix of taxable earnings and losses, among other factors. The 2020 foreign effective tax rate is (57.1)%, compared to 3.5% in 2019. The Company’s foreign tax rate is primarily based upon statutory rates and is also impacted by the intra-entity transfer of certain intellectual property as described above.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$6,184	$14,597	$(3,880)
State	5,029	3,447	1,609
Foreign	12,553	10,905	7,057
Total current	$23,766	$28,949	$4,786
Deferred:
Federal	(5,079)	(10,889)	(7,202)
State	(1,760)	(666)	(3,048)
Foreign	(57,299)	(7,491)	2,066
Total deferred	$(64,138)	$(19,046)	$(8,184)
Provision for income taxes	$(40,372)	$9,903	$(3,398)
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2020	2019
	(In thousands)
Assets:
Doubtful accounts	$2,207	$2,426
Inventory related items	47,034	39,548
Tax credits	18,319	19,134
Accrued vacation	3,403	3,206
Accrued bonus	4,883	6,017
Stock compensation	6,160	8,347
Deferred revenue	1,665	1,805
Net operating loss carryforwards	29,335	37,418
Capitalization of research and development expenses	13,044	9,781
Unrealized foreign exchange loss	23,798	8,105
Charitable contributions carryforward	203	235
Leases and Other	23,205	12,496
Total deferred tax assets	173,256	148,518
Less valuation allowance	(9,897)	(9,865)
Deferred tax assets after valuation allowance	$163,359	$138,653
Liabilities:
Intangible and fixed assets	(90,274)	(150,879)
Leases and Other	(15,585)	(11,704)
Total deferred tax liabilities	$(105,859)	$(162,583)
Total net deferred tax assets (liabilities)	$57,500	$(23,930)

Prior period amounts were reclassified as it relates to Leases and Other between deferred tax asset and liabilities within this table to conform to the current period presentation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2020, the Company had net operating loss carryforwards of $90.2 million for federal income tax purposes, $36.7 million for foreign income tax purposes and $41.6 million for state income tax purposes to offset future taxable income. The majority of the federal net operating loss carryforwards expire through 2037, while $11.8 million have an indefinite carry forward period. For foreign net operating loss carryforwards, $0.3 million expire through 2025, and the remaining $36.4 million have an indefinite carry forward period. The state net operating loss carryforwards expire through 2036.
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
The Company’s valuation allowance increased by less than $0.1 million, increased by $2.9 million and decreased by $1.0 million at December 31, 2020, 2019 and 2018, respectively. The 2020 valuation allowance primarily remained unchanged from the prior period.The 2019 overall increase in the valuation allowance primarily resulted from certain assets from the Rebound and Arkis acquisitions.
As of December 31, 2020, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of December 31, 2020.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Balance, beginning of year	$676	$676	$424
Gross increases:
Current year tax positions	—	53	273
Prior years' tax positions	26	—	—
Gross decreases:
Statute of limitations lapses	—	—	(21)
Other	—	(53)	—
Balance, end of year	$702	$676	$676
Approximately $0.7 million of the balance at December 31, 2020 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. There are no amounts within the balance of uncertain tax positions at December 31, 2020 related to tax positions for which it is reasonably possible that the amounts could be reduced during the twelve months following December 31, 2020.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal benefit for the years ended December 31, 2020, 2019 and 2018. The Company had minimal interest and penalties accrued for the years ended December 31, 2020 and 2019 and 2018.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its U.S. consolidated Federal income tax returns by the IRS through fiscal year 2016. All significant state and local matters have been concluded through fiscal 2015. All significant foreign matters have been settled through fiscal 2012.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$133,892	$50,201	$60,801
Weighted average common shares outstanding	84,650	85,637	82,857
Basic net income per common share	$1.58	$0.59	$0.73

Diluted net income per share:
Net income	$133,892	$50,201	$60,801

Weighted average common shares outstanding — Basic	84,650	85,637	82,857
Effect of dilutive securities:
Stock options and restricted stock	577	857	1,142
Weighted average common shares for diluted earnings per share	85,228	86,494	83,999
Diluted net income per common share	$1.57	$0.58	$0.72
Common stock of approximately 0.3 million and 0.4 million shares at December 31, 2020, and 2019 that are issuable through exercise of dilutive securities, respectively, and were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss by component between December 31, 2020 and 2019 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2019	$(26,625)	$(9,709)	$(40,068)	$(76,402)
Other comprehensive gain (loss)	(74,394)	4,604	53,363	(16,427)
Less: Amounts reclassified from accumulated other comprehensive income, net	(18,770)	—	—	(18,770)
Net current-period other comprehensive gain (loss)	(55,624)	4,604	53,363	2,343
Balance at December 31, 2020	$(82,249)	$(5,105)	$13,295	$(74,059)

For the year ended December 31, 2020, the Company reclassified a loss of $12.2 million and $6.6 million from accumulated other comprehensive loss to other income, net and interest income, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Contingent Consideration
The Company determined the fair value of contingent consideration during the twelve-month period ended December 31, 2020 and 2019 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the years ended December 31, 2020 and 2019 is as follows (in thousands):

Year Ended December 31, 2020	Contingent Consideration Liability Related to Acquisition of Arkis (See Note 5)		Contingent Consideration Liability Related to Acquisition of Derma Sciences	Location in Financial Statements
	Short-term	Long-term	Long-term
Balance as of January 1, 2020	$—	$14,210	$230
Transfers from long-term to current portion	3,415	(3,415)	—
Loss from change in fair value of contingent consideration liabilities	—	951	—	Research and development
Balance as of December 31, 2020	$3,415	$11,746	$230

Year Ended December 31, 2019	Contingent Consideration Related to Acquisition of Arkis (See Note 5)	Contingent Consideration Liability Related to Acquisition of Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2019	$—	$230
Additions from acquisition of Arkis	13,100	—
Loss from change in fair value of contingent consideration liabilities	1,110	—	Research and development
Balance as of December 31, 2019	$14,210	$230

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. SEGMENT AND GEOGRAPHIC INFORMATION
The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below.
•The Codman Specialty Surgical segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the Instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices.
•The Orthopedics and Tissue Technologies segment includes such offerings as skin and wound repair, bone and joint fixation implants in the upper and lower extremities, bone grafts, and nerve and tendon repair products.
The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$894,831	$996,206	$963,929
Orthopedics and Tissue Technologies	477,037	521,351	508,512
Total revenues	$1,371,868	$1,517,557	$1,472,441
Segment Profit
Codman Specialty Surgical	$356,657	$395,019	$363,336
Orthopedics and Tissue Technologies	159,630	144,638	149,510
Segment profit	516,287	539,657	512,846
Amortization	(27,757)	(27,028)	(21,160)
Corporate and other	(337,160)	(418,869)	(380,688)
Operating income	$151,370	$93,760	$110,998
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Asia Pacific	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2020	$971,975	$172,689	$157,174	$70,030	$1,371,868
2019	1,077,379	197,468	157,391	85,319	1,517,557
2018	1,045,887	201,354	144,253	80,947	1,472,441
Total long-lived assets:
2020	$324,893	$38,812	$13,121	$5,577	$382,403
2019	383,652	47,325	8,598	7,143	446,718
* Includes long-lived assets in Puerto Rico.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. SUBSEQUENT EVENTS
Sale of Extremity Orthopedics Business
On January 4, 2021, upon the terms and conditions set forth in the Divestiture agreement (see Note 3, Assets and Liabilities Held for Sale), the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited. The Company received an aggregate purchase price of $240.0 million from Smith and Nephew and concurrently paid $41.5 million to CFO effectively terminating our licensing agreement (see Note 5, Acquisitions). The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines.
ACell Inc. Acquisition
On January 20, 2021, the Company acquired ACell, Inc. for an acquisition purchase price of $300 million. Under the terms of the definitive merger agreement, the Company paid the consideration for the merger as an upfront cash payment subject to a customary post-closing adjustment for certain working capital. The Company is also required to pay the former shareholders of ACell Inc. up to $100 million based upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025.
Equity Award Plans
The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.

19. SELECTED QUARTERLY INFORMATION - UNAUDITED

(In thousands, except per share data)
Quarter	Total revenue, net	Gross margin	Net income (loss)	Per Share - Basic (1)	Per Share - Diluted (1)
2020
First	354,324	220,848	9,180	$0.11	$0.11
Second	258,665	153,187	(369)	(0.00)	(0.00)
Third	370,232	235,421	32,337	0.38	0.38
Fourth	388,647	241,578	92,744	1.10	1.09
	1,371,868	851,034	133,892
2019
First	359,690	230,778	32,756	$0.38	$0.38
Second	383,645	239,974	29,736	0.35	0.34
Third	379,095	236,459	(27,610)	(0.32)	(0.32)
Fourth	395,127	245,665	15,319	0.18	0.18
	1,517,557	952,876	50,201
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing and repurchasing shares of its common stock during the year.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2020
Allowance for doubtful accounts	$4,303	$3,635	$—		$(1,499)	(1)	$6,439
Deferred tax assets valuation allowance	12,069	1,617	—		139		13,825
Year ended December 31, 2019
Allowance for doubtful accounts	$3,719	$2,126	$—		$(1,542)	(1)	$4,303
Deferred tax assets valuation allowance	6,973	3,848	1,291	(3)	(43)		12,069
Year ended December 31, 2018
Allowance for doubtful accounts	$8,882	$557	$(4,649)	(2)	$(1,071)	(1)	$3,719
Deferred tax assets valuation allowance	7,961	(894)	—		(94)		6,973
(1)Deductions primarily relates to allowance for doubtful accounts written off during the year, net of recoveries and other adjustments.
(2)The Company transferred sales returns and allowances from accounts receivable, net to accrued expenses and other current liabilities upon adopting Topic 606 on January 1, 2018 using the modified retrospective method.
(3)The above amount primarily relates to amounts acquired through the acquisition of Arkis and a charge recorded in 2019 to valuation allowance related to the non-deductibility of executive compensation.