Form 10-Q
period 2021-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2021-04-29
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 27, 2021 was 84,549,309.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Total revenue, net	$360,071	$354,324
Costs and expenses:
Cost of goods sold	145,823	133,476
Research and development	22,374	20,816
Selling, general and administrative	156,633	165,952
Intangible asset amortization	4,527	6,977
Total costs and expenses	329,357	327,221
Operating income	30,714	27,103
Interest income	1,748	2,570
Interest expense	(12,929)	(17,752)
Gain from the sale of business	42,876	—
Other income (expense), net	4,869	(479)
Income before income taxes	67,278	11,442
Provision for income taxes	21,884	2,262
Net income	$45,394	$9,180

Net income per share
Basic	$0.54	$0.11
Diluted	$0.53	$0.11

Weighted average common shares outstanding (See Note 13):
Basic	84,500	85,188
Diluted	85,258	85,892
Comprehensive income (loss) (See Note 14)	75,826	(19,007)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$408,976	$470,166
Trade accounts receivable, net of allowances of $6,886 and $6,439	223,542	225,532
Inventories, net	328,049	310,117
Prepaid expenses and other current assets	78,508	69,282
Assets held for sale	—	162,105
Total current assets	1,039,075	1,237,202
Property, plant and equipment, net	296,193	287,529
Right of use asset - operating leases	91,174	83,635
Intangible assets, net	1,193,681	989,436
Goodwill	1,010,072	932,367
Deferred tax assets, net	74,626	73,690
Other assets	36,733	11,277
Total assets	$3,741,554	$3,615,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$45,000	$33,750
Current portion of borrowings under securitization facility	110,900	112,500
Current portion of lease liability - operating leases	13,900	12,818
Accounts payable, trade	61,500	54,608
Income taxes payable	13,700	—
Contract liabilities	5,400	5,275
Accrued compensation	65,442	76,117
Accrued expenses and other current liabilities	96,459	94,194
Liabilities held for sale	—	11,751
Total current liabilities	412,301	401,013
Long-term borrowings under senior credit facility	922,672	933,387
Long-term convertible securities	562,240	474,834
Lease liability - operating leases	95,549	88,118
Deferred tax liabilities	65,282	16,190
Other liabilities	154,179	186,727
Total liabilities	2,212,223	2,100,269
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,406 and 89,251 issued at March 31, 2021 and December 31, 2020, respectively	894	893
Additional paid-in capital	1,231,637	1,290,909
Treasury stock, at cost; 4,899 shares and 4,914 shares at March 31, 2021 and December 31, 2020, respectively	(234,461)	(235,141)
Accumulated other comprehensive loss	(43,627)	(74,059)
Retained earnings	574,888	532,265
Total stockholders’ equity	1,529,331	1,514,867
Total liabilities and stockholders’ equity	$3,741,554	$3,615,136
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$45,394	$9,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,214	29,151
Non-cash impairment charges	2,754	—
Deferred income tax (benefit) provision	(1,234)	5,068
Share-based compensation	6,334	3,750
Amortization of debt issuance costs and expenses associated with debt refinancing	1,721	4,246
Non-cash lease expense	1,522	178
Accretion of bond issuance discount	—	2,529
Loss on disposal of property and equipment	(2)	374
Gain from the sale of business	(42,876)	—
Change in fair value of contingent consideration and others	281	(1,051)
Changes in assets and liabilities:
Accounts receivable	16,756	28,301
Inventories	(2,332)	(26,236)
Prepaid expenses and other current assets	(3,574)	4,683
Other non-current assets	10,419	3,000
Accounts payable, accrued expenses and other current liabilities	14,449	(40,413)
Contract liabilities	(83)	338
Other non-current liabilities	(9,662)	(2,284)
Net cash provided by operating activities	69,081	20,814
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,675)	(16,519)
Proceeds from sale of Extremity Orthopedics business	191,736	—
Proceeds from sale of property and equipment	—	34
Cash (paid) provided for business acquisitions, net of cash acquired	(302,627)	—
Acquired in-process research and development	—	(5,000)
Net cash used in investing activities	(117,566)	(21,485)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	600	113,200
Payments on debt	(2,200)	(344,200)
Purchase of option hedge on convertible notes	—	(104,248)
Proceeds from convertible notes issuance	—	575,000
Proceeds from sale of stock purchase warrants	—	44,562
Payment of debt issuance costs	—	(20,264)
Purchases of treasury stock	—	(100,000)
Proceeds from exercised stock options	2,222	2,303
Cash taxes paid in net equity settlement	(3,637)	(4,348)
Net cash (used) provided by financing activities	(3,015)	162,005
Effect of exchange rate changes on cash and cash equivalents	(9,690)	(2,533)
Net increase in cash and cash equivalents	(61,190)	158,801
Cash and cash equivalents at beginning of period	470,166	198,911
Cash and cash equivalents at end of period	$408,976	$357,712

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2021	89,251	$893	(4,914)	$(235,141)	$1,290,908	$(74,059)	$532,266	$1,514,867
Net income	—	—	—	—	—	—	45,394	45,394
Other comprehensive income (loss), net of tax	—	—	—	—	—	30,432	—	30,432
Issuance of common stock through employee stock purchase plan	18	—	—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	137	1	15	680	(3,222)	—	—	(2,541)
Share-based compensation	—	—	—	—	6,098	—	—	6,098
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,772)	(66,046)
Balance, March 31, 2021	89,406	894	(4,899)	(234,461)	1,231,637	(43,627)	574,888	1,529,331

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, January 1, 2020	88,735	$887	(2,865)	$(119,943)	$1,213,620	$(76,401)	$398,573	$1,416,736
Net income	—	—	—	—	—	—	9,180	9,180
Other comprehensive loss, net of tax	—	—	—	—	—	(28,187)	—	(28,187)
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	357	2	10	476	(3,217)	—	—	(2,739)
Share-based compensation	—	—	—	—	3,781	—	—	3,781
Share repurchase and equity component of the convertible note issuance, net	—	—	(135)	(7,632)	42,538	—	—	34,906
Accelerated shares repurchased	—	—	(1,304)	(75,407)	(16,961)	—	—	(92,368)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, March 31, 2020	89,105	$889	(4,294)	$(202,506)	$1,240,455	$(104,588)	$407,553	$1,341,803

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
In the opinion of management, the March 31, 2021 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholder's equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. The December 31, 2020 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("GAAP") which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the responses to the pandemic and information is rapidly evolving. During the beginning of 2020, the Company's customers diverted resources to treat COVID-19 patients and deferred or canceled elective or non-emergent surgical procedures, all of which impacted hospitals' abilities to meet their obligations, including to the Company. Towards the end of 2020 and during the first quarter of 2021, procedural volumes relevant to the Company’s products steadily increased and, in some geographic areas, began to approach normalized levels. However, on-going uncertainty persists about the continuing sustainability of those procedural volumes as virus outbreaks constrain healthcare networks. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption has had an adverse effect on the Company's business as customers curtailed and reduced capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and the economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted with certainty. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. During the first quarter of 2021, the Company's revenues were still impacted due to COVID-19 resurgences and lower surgical procedural volumes, though not to the levels seen in early 2020. As a result, the Company has continued to manage its operating costs in this environment. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than currently expected, the Company may need to take further steps to reduce costs.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Recent Accounting Pronouncements
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
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this guidance during the year ended December 31, 2020. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. The Company adopted ASU No. 2019-12 as of January 1, 2021. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The adoption of this guidance did not have a material impact on the Company's results or financial position.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform- Scope which clarified certain optional expedients and exceptions to entities that are affected because of the reference rate reform. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU No. 2020-04. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements and related disclosures.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In August 2020, the FASB issued ASU No. 2020-06 Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify. The guidance also simplifies the diluted net income per share calculation in certain areas. The ASU will be effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years using either the modified retrospective or full retrospective method.

As detailed in Note 6 – Debt, on February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes are subject to the guidance included in ASU 2020-06. The Company adopted this guidance on January 1, 2021 using the modified retrospective approach which resulted in a cumulative-effect adjustment that increased (decreased) the following consolidated balance sheet accounts:

ADJUSTMENT	CONSOLIDATED BALANCE SHEET CLASSIFICATION	AMOUNT (in millions)
Deferred tax impact of cumulative-effect adjustment	Deferred tax liabilities	$(20.6)
Debt discount reclassification	Long-term convertible securities	89.1
Equity issuance costs reclassification	Long-term convertible securities	(2.5)
Debt discount amortization and equity costs reclassification, net of tax	Retained Earnings	(2.8)
Net impact of cumulative-effect adjustment	Additional paid-in capital	(63.3)

Upon adoption of this ASU No. 2020-06, the Company’s Convertible Senior Notes were reflected entirely as a liability since the embedded conversion feature will no longer be separately presented within stockholders’ equity. On December 9, 2020, the Company made an irrevocable election under the indenture to require the principal portion of its convertible senior notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts settled in excess of the principal will be considered in diluted earnings per share under the “if-converted” method. Additionally, from January 1, 2021, the Company is no longer incurring non-cash interest expense for the amortization of debt discount, therefore the interest expense for the 2025 Notes, which is included in the interest expense on the consolidated statements of operations and comprehensive loss, is lower as compared to the fiscal year of 2020.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The ASU will be effective for the Company for annual and interim periods beginning after beginning January 1, 2021. The Company adopted this standard on the January 1, 2021. The adoption of this guidance did not have a material impact on the Company's results, financial position or disclosures.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.
2. ACQUISITIONS AND DIVESTITURES
Sale of Extremity Orthopedics Business
On January 4, 2021, the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited ("Smith & Nephew"). The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith and Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO") effectively terminating the licensing agreement between Integra and CFO relating to the development of shoulder arthroplasty products.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and liabilities divested consisted of the following as of December 31, 2020 (amounts in thousands):

Prepaid expenses and other current assets	$713
Right of use asset-operating leases and Other assets	3,186
Deferred tax assets	6,589
Intangible assets, net	13,332
Property, plant and equipment, net	37,893
Goodwill	47,546
Inventories	52,845
Total assets held for sale	$162,104
Other liabilities	336
Current portion of lease liability - operating leases	539
Accrued compensation	1,767
Deferred tax liabilities	3,440
Lease liability - operating leases	5,669
Total liabilities held for sale	$11,751
The Divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the Extremity Orthopedics business to the Company's Tissue Technologies reporting unit. The Company recognized a gain of $42.9 million in connection with the sale that is presented in Gain from the sale of business in the consolidated statement of operations for the three months ended March 31, 2021. The net proceeds are subject to adjustments based on changes in the actual closing net working capital.The purchase price is preliminary pending finalization of potential working capital adjustments.
The Company also entered into a transition services agreement ("TSA") with Smith & Nephew which requires the Company to provide certain services on behalf of Smith & Nephew for the duration of the period subsequent to the sale of the business as defined in the agreement. The Company recognized a payable due to Smith & Nephew of $9.0 million, included in the consolidated balance sheet within accrued expenses and other current liabilities respectively.
ACell Inc. Acquisition
On January 20, 2021, the Company acquired ACell Inc. (the "ACell Acquisition") for an acquisition purchase price of $305.4 million plus contingent consideration of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. The purchase price is subject to adjustments based on changes in the actual closing net working capital. The consideration is preliminary pending finalization of potential working capital adjustments. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix.
Assets Acquired and Liabilities Assumed at Fair Value
The ACell Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination are recognized at their fair values as of the acquisition date. As of March 31, 2021, certain amounts relating to the valuation of intangible assets and tax related matters have not been finalized. The finalization of these matters may result in changes to goodwill.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

	Preliminary Valuation	Weighted Average Life
	(In thousands)
Current assets:
Cash	$2,726
Trade accounts receivable, net	16,469
Inventories, net	18,299
Prepaids expenses and other current assets	1,498
Total current assets	38,992
Property, plant and equipment, net	13,769
Intangible assets	245,000	13-14 years
Goodwill	92,983
Right of use asset - operating leases	9,259
Deferred tax assets	9,768
Other assets	148
Total assets acquired	409,919

Current liabilities:
Accounts payable	$718
Accrued expenses	6,227
Current portion of lease liability - operating leases	1,673
Total current liabilities	8,618
Other long-term liability	276
Lease liability - operating leases	7,585
Deferred tax liability	64,178
Contingent consideration	23,900
Total liabilities assumed	104,557

Net assets acquired	$305,362
Intangible Assets
The estimated fair value of the developed technology acquired was determined using the multi-period excess earnings method of the income approach, which estimates value based on the present value of future economic benefits. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each product including net revenues, cost of sales, R&D costs, selling and marketing costs, working capital, and contributory asset charges, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends impacting the asset and each cash flow stream.
The Company used a discount rate of 8.5% to arrive at the present value for the acquired intangible assets to reflect the rate of return a market participant would expect to earn and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.
Goodwill
The Company allocated goodwill related to the ACell Acquisition to the Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined company and assembled workforce. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.
Contingent Consideration
As part of the acquisition, the Company is required to pay the former shareholders of ACell up to $100 million based on the achievement of certain revenue-based performance milestones in 2022, 2023, and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date.
The Company determines the acquisition date fair value of contingent consideration obligations using a Monte Carlo simulation, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts in ASC 820. The resultant most likely payouts are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent considerations may result from changes in discount periods and rates and changes in the timing and amount of revenue estimates. Adverse changes in assumptions utilized in the contingent consideration fair value estimates could result in an increase in the contingent consideration obligation and a corresponding charge to operating results.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.
Pro forma revenues for the three months ended March 31, 2021 and 2020 were $364.7 million and $377.3 million, respectively. Pro forma net income and earnings per share are not presented for this acquisition as they are not material.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the changes in the contract asset and liability balances for the three months ended March 31, 2021:

Contract Asset
Contract asset, January 1, 2021	$7,430
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(7,430)
Contract asset, net of transferred to trade receivables on contracts during the period	6,499
Contract asset, March 31, 2021	$6,499

Contract Liability
Contract liability, January 1, 2021	$11,961
Recognition of revenue included in beginning of year contract liability	(1,677)
Contract liability, net of revenue recognized on contracts during the period	1,604
Foreign currency translation	(22)
Contract liability, March 31, 2021	11,866
At March 31, 2021, the short-term portion of the contract liability of $5.4 million and the long-term portion of $6.5 million were included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.
As of March 31, 2021, the Company is expected to recognize approximately 46% of unsatisfied (or partially unsatisfied) performance obligations as revenue through 2021, with the remaining balance to be recognized in 2022 and thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2021 and 2020 (amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Neurosurgery	$189,254	$184,943
Instruments	51,987	46,497
Total Codman Specialty Surgical	241,241	231,440

Wound Reconstruction and Care(2)	88,698	72,267
Extremity Orthopedics(1)	—	21,472
Private Label	30,132	29,145
Total Tissue Technologies	118,830	122,884
Total revenue	$360,071	$354,324
(1) On January 4, 2021, the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited. In conjunction with the sale of this business, the Company rebranded the Orthopedics and Tissue Technologies segment as Tissue Technologies in the first quarter of 2021. See Note 2. Acquisitions and Divestitures, for details.
(2) On January 20, 2021, the Company acquired ACell Inc. for an acquisition purchase price of $305.4 million plus contingent consideration of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025.See Note 2. Acquisitions and Divestitures, for details.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Finished goods	$191,712	$180,301
Work in process	57,173	53,336
Raw materials	79,164	$76,480
Total inventories, net	$328,049	$310,117

At December 31, 2020, $52.8 million of inventories, net was presented separately as "Assets held for sale" in conjunction with the sale of the Extremity Orthopedics business. Further, the increase in inventory at March 31, 2021 as compared to the year ended December 31, 2020, was primarily driven from the inventory acquired in conjunction with the ACell Inc. acquisition. See Note 2, Acquisitions and Divestitures, for details.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2021 were as follows:

	Codman Specialty Surgical	Tissue Technologies	Total
	(In thousands)
Goodwill at December 31, 2020	$671,975	$260,392	$932,367
ACell Acquisition	—	92,983	92,983
Foreign currency translation	(10,013)	(5,265)	(15,278)
Goodwill at March 31, 2021	$661,962	$348,110	$1,010,072

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	1,120,918	(257,360)	863,558
Customer relationships	12 years	212,332	(134,794)	77,538
Trademarks/brand names	28 years	98,533	(28,862)	69,671
Codman tradename	Indefinite	165,091	—	165,091
Supplier relationships	30 years	30,211	(15,447)	14,764
All other	10 years	6,813	(3,754)	3,059
		1,633,898	(440,217)	1,193,681

	December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	19 years	896,478	(248,088)	648,390
Customer relationships	12 years	213,270	(132,838)	80,432
Trademarks/brand names	28 years	104,209	(31,767)	72,442
Codman tradename	Indefinite	170,226	—	170,226
Supplier relationships	27 years	30,211	(15,203)	15,008
All other (1)	4 years	6,693	(3,755)	2,938
		1,421,087	(431,651)	989,436
(1)Prior period amounts were reclassified as it relates to All other within this table to conform to the current period presentation.
The increase in the Company's identifiable intangible assets at March 31, 2021 as compared to the year ended December 31, 2020, was primarily driven from intangible assets acquired in conjunction with the ACell Inc. acquisition. See Note 2, Acquisitions and Divestitures, for details.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $60.7 million for the remainder of 2021, $78.8 million in 2022, $78.0 million in 2023, $77.3 million in 2024, $77.3 million in 2025, $77.2 million in 2026 and $582.7 million thereafter.

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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2021, the Company was in compliance with all such covenants. In connection with the February 2020 Amendment, the Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020. In connection with the July 2020 amendment, the Company expensed $3.3 million of incremental financing costs in connection with the modification of the Senior Credit Facility during the third quarter of 2020.
At March 31, 2021 and December 31, 2020, there was $97.5 million outstanding under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 1.5%. At March 31, 2021 and December 31, 2020, there was $877.5 million outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 1.5%. At March 31, 2021, $45.0 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet as the first mandatory repayment is due June 30, 2021.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at March 31, 2021 were $98.5 million and $884.9 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of March 31, 2021 and December 31, 2020 totaled $1.6 million. There were no amounts drawn as of March 31, 2021.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended March 31, 2021	Principal Repayment
(In thousands)
Remainder of 2021	$33,750
2022	45,000
2023	61,875
2024	67,500
2025	669,375
$877,500
The outstanding balance of the revolving credit component of the Senior Credit Facility is due on February 3, 2025.
Convertible Senior Notes
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. The portion of debt proceeds that was classified as equity at the time of the offering was $104.5 million. The effective interest rate implicit in the liability component was 4.2%. In connection with this offering, the Company capitalized $13.2 million of financing fees.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of March 31, 2021, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
At December 31, 2020, the carrying amount of the liability component was $485.9 million, the remaining unamortized discount was $89.1 million, and the principal amount outstanding was $575.0 million. On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. At March 31, 2021, in conjunction with the adoption of the ASU, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at March 31, 2021 was $642.1 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
During the three months ended March 31, 2020, the Company recognized cash interest of $0.4 million and amortization of the discount on the liability component of $2.5 million for a total interest charge of $2.9 million on the 2020 Notes. On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. During the three months ended March 31, 2021, as a result of the adoption of the ASU, the Company recognized only cash interest related to the contractual interest coupon of $0.7 million on the 2025 Notes.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") is for an initial three-year term and may be extended. The Securitization Agreement governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of March 31, 2021, the Company was in compliance with the covenants and none of the termination events had occurred. At March 31, 2021 and December 31, 2020, the Company had $110.9 million and $112.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 1.3%. At March 31, 2021, the total amount outstanding under the Securitization Facility is classified as current on the consolidated balance sheet as the total amount is due on December 21, 2021.
The fair value of the outstanding borrowing of the Securitization Facility at March 31, 2021 was $110.8 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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
The Company held the following interest rate swaps as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

						March 31, 2021	December 31, 2020
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month USD LIBOR Loan	100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	(463)	(929)
1-month USD LIBOR Loan	300,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(10,526)	(12,557)
1-month USD LIBOR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(9,413)	(11,502)
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(12,293)	(16,243)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(7,842)	(9,836)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(7,805)	(9,826)
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(7,849)	(9,783)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(6,037)	(10,407)
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(5,826)	(10,431)
1-month USD LIBOR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	11,810	(1,907)
1-month USD LIBOR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	2,697	(348)
Total interest rate derivatives designated as cash flow hedge	$1,875,000					$(53,547)	$(93,769)

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
Foreign Currency Hedging
From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. The Company assesses the effectiveness of the contracts that are designated as hedging instruments. The changes in fair value of foreign currency cash flow hedges are recorded in AOCL, net of tax. Those amounts are subsequently reclassified to earnings from AOCL as impacted by the hedged item when the hedged item affects earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. For contracts not designated as hedging instruments, the changes in fair value of the contracts are recognized in other income, net in the consolidated statements of operation, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $9.7 million to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD") and intercompany receivables denominated in Japanese Yen ("JPY"). The contracts are not designated as hedging instruments. The Company recognized a $0.2 million loss from the change in fair value of the contracts, which was included in other income, net in the consolidated statement of operations as of March 31, 2021. The Company subsequently settled its foreign currency forward contracts associated with the intercompany receivables denominated in JPY during the first quarter of 2021. The fair value of the foreign currency forward contracts denominated in CAD was $0.2 million as of March 31, 2021.
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
On December 21, 2020, the Company entered into cross-currency swap agreements to convert a notional amount of $471.6 million equivalent to 420.1 million of a CHF denominated intercompany loan into U.S. dollars. The CHF denominated intercompany loan was the result of an intra-entity transfer of certain intellectual property rights to a subsidiary in Switzerland completed during the fourth quarter of 2020. The intercompany loan requires quarterly payments of CHF 5.8 million plus accrued interest. As a result, the aggregate notional amount of the related cross-currency swaps will decrease by a corresponding amount.
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
The Company held the following cross-currency rate swaps as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

					March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	48,533	(955)	(4,335)
Receive U.S.$			4.46%		$50,000	50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	145,598	(868)	(11,262)
Receive U.S.$			4.52%		$150,000	150,000

Pay CHF	December 21, 2020	December 20, 2025	3.00%	CHF	414,387	420,137	17,314	(7,843)
Receive U.S.$			3.98%		$465,185	471,640

Total							$15,491	$(23,441)

The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2021 and 2020, the Company recorded a gain of $42.9 million and a loss of $1.7 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans.
For the three months ended March 31, 2021 and 2020, the Company recorded gains of $40.2 million and $5.9 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.
For the three months ended March 31, 2021 and 2020, the Company recorded gains of $1.3 million and $1.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of March 31, 2021 within the next twelve months is $9.1 million. As of March 31, 2021, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

						March 31, 2021	December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	44,859	$(9)	$(1,884)
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	1,707	(450)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	1,096	92
Receive U.S.$			2.19%		$45,000

Pay CHF	December 16, 2020	December 16, 2027	—%	CHF	222,300	3,033	(3,794)
Receive U.S.$			1.10%		$250,000

Total						$5,827	$(6,036)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2021 and 2020, the Company recorded gains of $11.9 million and $16.7 million in AOCL related to the change in fair value of the cross-currency swaps.
For the three months ended March 31, 2021 and 2020, the Company recorded gains of $1.7 million and $2.2 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of March 31, 2021 within the next twelve months is $5.2 million.
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

The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2021	December 31, 2020
	(In thousands)
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Cross-currency swap	10,083	7,623
Net Investment Hedges
Cross-currency swap	5,209	5,297
Other assets
Cash Flow Hedges
Interest rate swap(2)	14,507	—
Cross-currency swap	10,978
Net Investment Hedges
Cross-currency swap	656	—
Total derivatives designated as hedges — Assets	$41,433	$12,920

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	21,337	22,033
Cross-currency swap	955	4,335
Net Investment Hedges
Cross-currency swap	10	1,884
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	46,717	71,736
Cross-currency swap	4,615	26,728
Net Investment Hedges
Cross-currency swap	28	9,449
Total derivatives designated as hedges — Liabilities	$73,652	$136,165

(1)The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At March 31, 2021 and December 31, 2020, the total notional amounts related to the Company’s interest rate swaps both were $1.9 billion.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2021 and 2020:

	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2021
Cash Flow Hedges
Interest rate swap	$(93,769)	$34,518	$(5,705)	$(53,546)	Interest expense
Cross-currency swap	(1,073)	40,194	44,150	(5,029)	Other income (expense),net
Net Investment Hedges
Cross-currency swap	(12,291)	13,573	1,711	(429)	Interest income
	$(107,133)	$88,285	$40,156	$(59,004)
Three Months Ended March 31, 2020
Cash Flow Hedges
Interest rate swap	$(45,145)	$(51,651)	$(1,043)	$(95,753)	Interest expense
Cross-currency swap	177	5,907	(182)	6,266	Other income (expense),net
Net Investment Hedges
Cross-currency swap	10,229	18,897	2,180	26,946	Interest income
	$(34,739)	$(26,847)	$955	$(62,541)

8. STOCK-BASED COMPENSATION
As of March 31, 2021, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.
Stock options issued under the 2003 Plan become exercisable over specified periods, generally within four years from the date of grant for officers and employees, and within one year from date of grant for directors and generally expire eight years from the grant date for employees, and from six to ten years for directors and certain executive officers. The Company values stock option grants using the binomial distribution model. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the Plans is subject to service and performance conditions.
Stock Options
As of March 31, 2021, there were approximately $7.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 149,558 stock options granted during the three months ended March 31, 2021. For the three months ended March 31, 2021, the weighted average grant date fair value for stock options was $22.59 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of March 31, 2021, there was approximately $42.4 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 211,262 restricted stock awards and 176,147 performance stock awards during the three months ended March 31, 2021. For the three months ended March 31, 2021, the weighted average grant date fair value for restricted stock awards and performance stock units was $68.00 and $68.10 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2021 were $0.6 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million for the three months ended March 31, 2021, are included in other income (expense), net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2020 was $1.0 million. The components of the net periodic benefit costs other than the service cost component of $0.9 million for the three months ended March 31, 2020, are included in other income (expense), net in the consolidated statements of operations.
The estimated fair values of plan assets were $32.8 million and $37.8 million as of March 31, 2021 and December 31, 2020, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2021 and December 31, 2020. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
During the first quarter of 2020, employees participating in the Company's deferred compensation plan began to defer their compensation. This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2021 was $2.9 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of March 31, 2021. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the three months ended March 31, 2021 and March 31, 2020 was $5.3 million and $4.8 million respectively, which includes $0.1 million, in related party operating lease expense.

Supplemental balance sheet information related to operating leases were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	March 31, 2021	December 31, 2020
	(In thousands, except lease term and discount rate)
ROU assets	91,174	83,635

Current lease liabilities	13,900	12,818
Non-current lease liabilities	95,549	88,118
Total lease liabilities	$109,449	$100,936

Weighted average remaining lease term (in years):
Leased facilities	11.8 years	11.6 years
Leased vehicles	2.0 years	2.3 years

Weighted average discount rate:
Leased facilities	5.1%	4.6%
Leased vehicles	2.7%	2.3%
Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 were as follows:

	March 31, 2021	March 31, 2020
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,761	$3,229

ROU assets obtained in exchange for lease liabilities:
Operating leases	$9,662	$5,808

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Future minimum lease payments under operating leases at March 31, 2021 were as follows:

	Third Parties	Related Parties	Total
	(In thousands)
2021	$11,637	$222	$11,859
2022	16,331	296	16,627
2023	12,949	296	13,245
2024	11,410	296	11,706
2025	10,813	296	11,109
2026	9,672	296	9,968
Thereafter	72,854	837	73,691
Total minimum lease payments	$145,666	$2,539	$148,205
Less: Imputed interest			38,756
Total lease liabilities			109,449
Less: Current lease liabilities			13,900
Long-term lease liabilities			95,549
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
11. TREASURY STOCK
As of March 31, 2021 and December 31, 2020, there were 4.9 million shares of treasury stock outstanding with a cost of $234.5 million and $235.1 million, respectively, at a weighted average cost per share of $47.86.
On December 7, 2020, the Board of Directors of the Company authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. The Company has $225.0 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

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

12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended March 31,
	2021	2020
Reported tax rate	32.5%	19.8%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company’s effective income tax rates for the three months ended March 31, 2021 and 2020 were 32.5% and 19.8%, respectively. For the three months ended March 31, 2021, the primary driver of the higher tax rate is the tax impact of the gain on the sale of the business which closed during the first quarter of 2021. For the three months ended March 31, 2020, the primary drivers of the rate were lower income impacted by the COVID-19 pandemic, coupled with a $3.3 million valuation allowance on certain foreign deferred tax assets.
As of March 31, 2021, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of March 31, 2021. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$45,394	$9,180
Weighted average common shares outstanding	84,500	85,188

Basic net income per common share	$0.54	$0.11

Diluted net income per share:
Net income	$45,394	$9,180

Weighted average common shares outstanding — Basic	84,500	85,188
Effect of dilutive securities:
Stock options and restricted stock	758	704
Weighted average common shares for diluted earnings per share	85,258	85,892

Diluted net income per common share	$0.53	$0.11

Common stock of approximately 0.5 million and 0.4 million shares at March 31, 2021, and 2020, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.5 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.
Based on the adoption of ASU 2020-06, as the principal amount of the 2025 Notes will be paid in cash and only the conversion spread is settled in shares, the Company will be utilizing the if-converted method and only includes the net number of incremental shares that would be issued upon conversion.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss for three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$45,394	$9,180
Foreign currency translation adjustment	(6,802)	(6,813)
Change in unrealized loss on derivatives, net of tax	36,915	(21,306)
Pension liability adjustment, net of tax	319	(68)
Comprehensive income (loss), net	$75,826	$(19,007)
Changes in accumulated other comprehensive loss by component between December 31, 2020 and March 31, 2021 are presented in the table below, net of tax:

	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at January 1, 2021	$(82,249)	$(5,105)	$13,295	$(74,059)
Other comprehensive income (loss)	67,776	319	(6,802)	61,293
Less: Amounts reclassified from accumulated other comprehensive loss	30,861	—	—	30,861
Net current-period other comprehensive income (loss)	36,915	319	(6,802)	30,432
Balance at March 31, 2021	$(45,334)	$(4,786)	$6,493	$(43,627)
For the three months ended March 31, 2021, the Company reclassified a loss of $33.9 million and $3.1 million from accumulated other comprehensive loss to other income (expense), net and interest income.
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
•The Tissue Technologies segment includes such offerings as skin and wound repair, bone grafts, and nerve and tendon repair products. In conjunction with the sale of the Extremity Orthopedics business, the Company rebranded the Orthopedics and Tissue Technologies segment as Tissue Technologies in the first quarter of 2021.
The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three months ended March 31, 2021 and 2020 are as follows :

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Segment Net Sales
Codman Specialty Surgical	$241,241	$231,440
Tissue Technologies	118,830	122,884
Total revenues	$360,071	$354,324
Segment Profit
Codman Specialty Surgical	$106,778	$87,235
Tissue Technologies	50,011	31,271
Segment profit	156,789	118,506
Amortization	(4,527)	(6,977)
Corporate and other	(121,548)	(84,426)
Operating income	$30,714	$27,103
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
United States	$247,793	$246,852
Europe	45,819	45,896
Asia Pacific	47,295	39,960
Rest of World	19,164	21,616
Total Revenues	$360,071	$354,324
16. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products that it sells. The royalty payments that the Company made under these agreements were not significant for any of the periods presented.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contingent Consideration
The Company determined the fair value of contingent consideration during the three month period ended March 31, 2021 and March 31, 2020 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2021 and March 31, 2020 is as follows (in thousands):

Three Months Ended March 31, 2021	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Derma Sciences	ACell Inc. (See Note 2)	Location in Financial Statements
	Short-term	Long-term	Long-term	Long-term
Balance as of January 1, 2021	$3,415	$11,746	$230	$—
Additions from acquisition of ACell	—	—	—	23,900
Loss from change in fair value of contingent consideration liabilities	17	$265	—	—	Research and development
Balance as of March 31, 2021	$3,432	$12,011	$230	$23,900

Three Months Ended March 31, 2020	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2020	$14,210	$230
Loss from change in fair value of contingent consideration liabilities	(1,051)	—	Research and development
Balance as of March 31, 2020	$13,159	$230
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
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of March 31, 2021 and March 31, 2020 was $15.4 million and $13.2 million, respectively. The Company recorded $3.4 million in accrued expenses and other current liabilities at March 31, 2021 and $12 million and $13.2 million in other liabilities at March 31, 2021 and March 31, 2020, respectively, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of March 31, 2021 and March 31, 2020 was $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. These forward-looking statements include, but are not limited to, statements related to the Company's expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. These statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: the Company's ability to recover to normalized procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by the Company's customers; disruption to the Company's supply chain; closures of our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.
GENERAL
Integra, headquartered in Princeton, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds, to the repair of dura mater in the brain, as well as nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through a combination of several global acquisitions and development of products internally to further meet the needs of its customers and impact patient care.
Integra manufactures and sells products in two reportable business segments: Codman Specialty Surgical and Tissue Technologies. In conjunction with the sale of the Extremity and Orthopedics business, the Company rebranded the Orthopedics and Tissue Technologies segment as Tissue Technologies in the first quarter of 2021. See Note 2. Acquisitions and Divestitures, for details. Our Codman Specialty Surgical products comprise of specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, instruments, advanced energy, cerebral spinal fluid ("CSF") management and neuro monitoring including market leading product portfolios used in neurosurgery operation suites and critical care units. Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. Our Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and surgical reconstruction. This business also includes private label sales of a broad set of our regenerative and wound care medicine technologies. Tissue Technologies products are sold through directly employed sales representatives and distributors focused on their respective surgical specialties, and strategic partners.

We have key manufacturing and research facilities located in California, Indiana, Maryland, Massachusetts, New Jersey, Ohio, Tennessee, Canada, France, Germany, Ireland, Puerto Rico and Switzerland. We also source most of our handheld surgical instruments, and dural sealant products through specialized third-party vendors.
Integra is committed to delivering high quality products that positively impact the lives of millions of patients and their families. We focus on four key pillars of our strategy: 1) enabling an execution-focused culture, 2) optimizing relevant scale, 3) advancing innovation and agility, and 4) leading in customer experience. We believe that by sharpening our focus on these areas through improved planning and communication, optimization of our infrastructure, and strategically aligned tuck-in acquisitions, we can build scale, increase competitiveness and achieve our long-term goals.
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:

Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. In December 2020, Integra entered into a merger agreement to acquire ACell, Inc., an innovative regenerative medicine company specializing in the manufacture of porcine urinary bladder extracellular matrices. This acquisition, which closed on January 20, 2021, expands our product offering of regenerative technology and is complementary to Integra’s existing tissue technologies portfolio. The acquisition also supports our long-term growth and profitability strategy with a financial profile similar to Integra’s tissue products. In 2021, we are focused on the integration of ACell Inc., into our Tissue Technologies business segment, while also continuing the development of regenerative tissue products for complex wound management that will benefit the expanded portfolio. See Note 2, Acquisitions and Divestitures, for details.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential for significant returns on investment. We continue to advance the development of pioneering technologies from our 2019 acquisitions, Arkis Biosciences, Inc. and Rebound Therapeutics Corporation. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. We continue to identify ways of optimizing our portfolio including identifying low-growth, low-margin products and product franchises for discontinuation.
In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew for approximately $240 million in cash subject to finalization of working capital adjustments. This transaction enables us to increase our investments in our core Neurosurgery and Tissue Technology businesses which will strengthen our existing leadership positions in both areas, fund pipeline opportunities to drive future growth and expand our addressable markets. See Note 2, Acquisitions and Divestitures for details.
Commercial Channel Investments. With acquisitions, new product introductions and a broader portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. To support our commercial efforts in Tissue Technologies, we expanded our two-tier specialist model to increase our presence in focused segments. We created a virtual selling organization to help serve the evolving needs of our customers. Internationally, we have increased our commercial resources significantly in key emerging markets and are making investments to support our sales organization and maximize our commercial opportunities. These strong investments in our international sales channel position us well for expansion and long-term growth. In addition, we continue to build upon our leadership brands across our product franchises to enable us to engage customers through enterprise-wide contracts.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthen our relationships with all customers. We continue to invest in technologies, systems and processes to enhance the customer experience. Additionally, we launched new digital programs, resources and virtual product training to drive continued customer familiarity with our growing portfolio of medical technologies globally.
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In each area, we continue to benefit from products launched over the past several years.
Within our Codman Specialty Surgical segment, the Company received FDA clearance in 2020 to treat malignant and benign tumors, but not limited to meningiomas and gliomas, for its CUSA® Clarity Ultrasonic Surgical Aspirator System, the first and only ultrasonic tissue ablation system with this specific indication. The FDA clearance is based on a wealth of peer-reviewed clinical publications and 40 years of surgical cases involving resection of brain and spinal tumors.

Additionally, the Company continued to reap the benefits of our product launches from the prior year from the Codman Specialty Surgical segment, including our new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas™ Plus Programmable Valve along with additional shunt configurations. In Japan, we are experiencing strong growth as a result of the successful launch of DuraGen® in mid-2019, which is the first and only collagen xenograft approved for use as a dural substitute in the country. We are focused on the development of core clinical applications in our electromechanical technologies portfolio. Also, we updated our CUSA Clarity platform to incorporate a new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market. This enables us to add new instruments with minimal expense and invest in ongoing development, such as our next generation of LED technology with our DUO LED Surgical Headlight System.

We also continued to advance the early-stage technology platforms we acquired during 2019. Through the Arkis Biosciences acquisition, we added a platform technology, CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. We also acquired a company, Rebound Therapeutics, that specialized in single-use medical devices that enable minimally invasive access with enhanced lighting and visualization to the neurosurgery suite and launched the MIRROR registry to collect data on this new device. Importantly, these new platforms provide us with the opportunity to expand into new, faster growth therapeutic areas, such as intracerebral hemorrhage and minimally invasive neurosurgery.

Within our Tissue Technologies segment, in 2020, we launched AmnioExcel® Plus Placental Allograft Membrane, a human placental tissue product for treatment of wounds. We also completed a randomized clinical study of PriMatrix for use in the closure of Diabetic Foot Ulcers (DFU). The Company also announced positive clinical and economic data on Integra® Bilayer Wound Matrix ("IBWM") in complex lower extremity reconstruction based on two retrospective studies recently published in Plastic and Reconstructive Surgery, the official journal of the American Society of Plastic Surgeons. As surgeons look for ways to efficiently and effectively repair and close wounds during these challenging times, IBWM helps address the efficiency needed in operating rooms by reducing both the operating time and costs to hospitals and patients.
COVID-19 Pandemic
During this global crisis, the Company's focus remained on supporting patients, providing customers with life-saving products, and protecting the well-being of our employees. The rapid and evolving spread of the virus has resulted in an unprecedented challenge to the global healthcare industry, as medical resources were reallocated to fight COVID-19. During the first half of 2020, in response to the pandemic, we acted swiftly by implementing protocols to ensure continuity of our manufacturing and distribution sites around the world and to provide for the safety of our employees.
During the first quarter of 2021, the Company's revenues were still impacted due to COVID-19 resurgences and lower surgical procedural volumes, though not to the levels seen in early 2020. As a result, the Company has continued to manage its operating costs in this environment. We remain confident that the underlying markets in which the Company competes remain attractive over the long term. We also remain focused on managing the business for the long-term, including preserving full time jobs needed to support the rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as our talented and committed global workforce.

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

As of March 31, 2021, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic tissue-based products. Nonetheless, we can make no assurances that the FDA will continue to exercise its enforcement discretion with respect to the Company’s morselized amniotic membrane tissue-based products, and any potential action of the FDA could have a financial impact regarding the sales of such products.

Revenues from BioD morselized amniotic membrane-based products for the three months ended March 31, 2021 were less than 1.0% of consolidated revenues.
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
Revenues of products manufactured in the TEI Boston facility for the three months ended March 31, 2021 were approximately 4.5% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Divestiture
On January 4, 2021, the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited. The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith and Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO") effectively terminating the licensing agreement between Integra and CFO relating to the development of shoulder arthroplasty products. The Company recognized a gain of $42.9 million in connection with the sale that is presented in Gain from the sale of business in the consolidated statement of operations for the year ended March 31, 2021. See Note 2- Acquisitions and Divestitures for details.

Acquisition
On January 20, 2021, the Company acquired ACell Inc. for an acquisition purchase price of $305.4 million plus contingent consideration of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix. See Note 2- Acquisitions and Divestitures for details.

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

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2021 was $45.4 million, or $0.53 per diluted share, as compared to $9.2 million or $0.11 per diluted share for the three months ended March 31, 2020.
The net income for the three months ended March 31, 2021 was primarily driven by an increase in non-operating income primarily due to the gain of $42.9 million recognized in the first quarter of 2021 as a result of the sale of its Extremity Orthopedics business to Smith & Nephew. The Company also benefited from slightly higher revenues and lower operating expenses in the current period as compared to the prior period.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Acquisition, divestiture and integration-related charges(2)	$(27,001)	$6,166
Structural optimization charges	3,946	3,242
EU medical device regulation	5,748	2,187
Discontinued product lines charges	33	3,185
Convertible debt non-cash interest expense	—	2,529
Expenses related to debt refinancing	—	2,740
COVID-19 pandemic related charges(1)	—	4,706
Total	$(17,274)	$24,755
(1) Charges relate to business interruptions and costs associated with the COVID-19 pandemic which impacted the Company's operations globally, partially offset by Coronavirus government relief programs in the prior year.
(2) The Company completed its sale of its Extremity Orthopedics business to Smith & Nephew and recognized a gain of $42.9 million for the three months ended March 31, 2021 which was partially offset by other acquisition, divestiture and integration-related charges. See Note 2. Acquisitions and Divestitures for details.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of goods sold	$10,179	$9,307
Research and development	5,515	(1,051)
Selling, general and administrative	11,494	11,230
Interest expense(1)	—	5,269
Gain from the sale of business(2)	(42,876)	—
Other income	(1,586)	—
Total	$(17,274)	$24,755

(1) Upon adoption of ASU No. 2020-06, the Company will no longer incur non-cash interest expense for the amortization of debt discount. See Note 1. Basis of Presentation, for details.
(2) See Note 2. Acquisitions and Divestitures for details.
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2021	2020
Segment Net Sales	(Dollars in thousands)
Codman Specialty Surgical	$241,241	$231,440
Tissue Technologies	$118,830	$122,884
Total revenues	$360,071	$354,324
Cost of goods sold	$145,823	$133,476
Gross margin on total revenues	$214,248	$220,848
Gross margin as a percentage of total revenues	59.5%	62.3%

Three Months Ended March 31, 2021 as Compared to Three Months Ended March 31, 2020
Revenues
For the three months ended March 31, 2021, total revenues increased by $5.7 million to $360.1 million from $354.3 million for the same period in 2020. Domestic revenues increased by $0.9 million, or 0.4%, to $247.8 million and were 68.8% of total revenues for the three months ended March 31, 2021 compared to $246.9 million during the same period in the prior year. International revenues increased by $4.8 million or 4.5% to $112.3 million for the three months ended March 31, 2021 compared to $107.5 million during the same period in the prior year. Foreign exchange fluctuations had a favorable impact of $5.9 million on revenues for the quarter.
In the Codman Specialty Surgical segment ("CSS"), revenues were $241.2 million which was an increase of $9.8 million, or 4.2% as compared to the prior-year period. The Company saw growth within our Neurosurgery portfolio primarily with sales in advanced energy increasing high single digits as a result of capital and disposable sales recovery in our international markets. Sales in our instruments portfolio increased low double digits as compared to the first quarter of 2020 primarily driven by recovery in physician office visits in comparison to the prior year.
In the Tissue Technologies ("TT") segment, revenues were $118.8 million which was a decrease of $4.1 million, or 3.3% from the prior-year period. The decline in revenue was primarily as a result of the sale of the Company's Extremity Orthopedics product portfolio to Smith and Nephew which occurred on January 4, 2021. This decline was partially offset by sales in our Wound Reconstruction portfolio which increased due to the acquisition of ACell Inc. which was completed on January 20, 2021 and growth from our legacy portfolio such as Primatrix and Integra skin products.
We continue to closely monitor local, regional, and global COVID-19 surges as well as new variants of the virus for an impact on procedures during Q2 2021 and beyond. The reallocation of hospital resources to treat COVID-19 may continue to cause a financial strain on healthcare systems and reduce procedural volumes. Additionally, the Company does not expect all markets and product lines to improve at the same rate based on the level of recurrence of COVID-19 and its associated impact on the pace of procedure recovery and economic normalization.
Gross Margin
For three months ended March 31, 2021 and 2020, gross margin as a percentage of revenues was 59.5% and 62.3%, respectively. The decrease in gross margin percentage was due to increased amortization associated with technology-based intangible assets, inventory step-up amortization in connection with the ACell Inc. acquisition, revenue mix and higher manufacturing costs. The product revenue mix was impacted by the timing of the Extremity Orthopedics divestiture relative to the partial quarter benefit from ACell, and a higher mix of international revenue, which has lower gross margins than that of domestic revenue. The higher manufacturing costs were mainly due to higher idle capacity relating to the impact of COVID resurgences on our workforce.

Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2021	2020
Research and development	6.2%	5.9%
Selling, general and administrative	43.5%	46.8%
Intangible asset amortization	1.3%	2.0%
Total operating expenses	51.0%	54.7%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, decreased by $10.2 million, or 5.3% to $183.5 million in the three months ended March 31, 2021, compared to $193.7 million in the same period in 2020. The Company has continued to manage its operating costs as a result of the impact of the COVID-19 pandemic. We also began to benefit from synergies as a result of the ACell Inc. acquisition and the sale of the Extremity Orthopedic business.
Research and Development
Research and development expenses for the three months ended March 31, 2021 increased by $1.6 million as compared to the same period in prior year. The Company continues to invest in R&D programs despite the challenges from the COVID-19 pandemic.
Selling, General and Administrative
Selling, general and administrative costs decreased by $9.3 million as compared to the same period in prior year resulting from less spending on travel, events and other discretionary expenses, as well as benefits from synergies as a result of the ACell Inc. acquisition and the sale of the Extremity and Orthopedic business. The Company has continued to manage its operating costs as a result of the impact of the COVID-19 pandemic.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended March 31, 2021 was $4.5 million compared to $7.0 million for the same period in prior year primarily due to a reduction in amortization expense associated with intangible assets sold in conjunction with the sale of the business during the current year and accelerated amortization expense associated with an intangible asset recorded in the prior year.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense to be approximately $78.8 million in 2022, $78.0 million in 2023, $77.3 million in 2024, $77.3 million in 2025, $77.2 million in 2026 and $582.7 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest income	$1,748	$2,570
Interest expense	(12,929)	(17,752)
Gain from the sale of business	42,876	—
Other income, net	4,869	(479)
Total non-operating income and expense	$36,564	$(15,661)

Interest Income
Interest income for the three months ended March 31, 2021 decreased by $0.8 million as compared to the same period last year.
Gain from the sale of business
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business to Smith & Nephew and recognized a gain of $42.9 million for the three months ended March 31, 2021.
Interest Expense
Interest expense for the three months ended March 31, 2021 decreased by $4.8 million as compared to the same period in the prior year primarily due to the elimination of the non-cash interest expense as the result of the adoption ASU 2020-06 and the expenses associated with Amended and Restated Senior Credit Agreement which occurred in the prior period. See Note 1. Basis of Presentation for details in relation to the adoption of ASU 2020-06.
Other Income, net
Other income, net for the three months ended March 31, 2021 increased by $5.3 million compared to the same period in the prior year primarily due to income associated with the transition services agreement with Smith and Nephew and favorable impact of foreign exchange.
Income Taxes

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Income before income taxes	$67,278	$11,442
Income tax (benefit) expense	21,884	2,262
Effective tax rate	32.5%	19.8%
The Company’s effective income tax rates for the three months ended March 31, 2021 and 2020 were 32.5% and 19.8%, respectively.
For the three months ended March 31, 2021, the primary driver of the higher tax rate is the tax impact of the gain from the sale of the business, which closed during the first quarter.

For the three months ended March 31, 2020, the primary drivers of the rate were lower income impacted by the COVID-19 pandemic, coupled with a $3.3 million valuation allowance on certain foreign deferred tax assets.

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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
United States	$247,793	$246,852
Europe	45,819	45,896
Asia Pacific	47,295	39,960
Rest of World	19,164	21,616
Total Revenues	$360,071	$354,324
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
Domestic revenues increased by $0.9 million for the three months ended March 31, 2021 compared to the same period last year. European sales decreased by $0.1 million for the three months ended March 31, 2021 compared to the same period last year. Sales to customers in Asia Pacific increased by $7.3 million for the three months ended March 31, 2021 driven by accelerated recovery in both the Japan and China markets in relation to otherwise negative COVID-19 impacts. The Rest of the World for the three months ended March 31, 2021 decreased by $2.5 million compared to the same period last year primarily due to adverse effects of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The working capital as of March 31, 2021 and December 31, 2020 was $626.8 million and $836.2 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $409.0 million and $470.2 million at March 31, 2021 and December 31, 2020 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2021, our non-U.S. subsidiaries held approximately $251.6 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.

Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$69,081	$20,814
Net cash used in investing activities	(117,566)	(21,485)
Net cash (used) provided by financing activities	(3,015)	162,005
Effect of exchange rate fluctuations on cash	(9,690)	(2,533)
Cash Flows Provided by Operating Activities
Operating cash flows for the three months ended March 31, 2021 increased by $48.3 million compared to the same period in 2020. For the three months ended March 31, 2021, net income after removing the impact of the gain on sale of business and non-cash adjustments decreased by approximately $10.1 million. The changes in assets and liabilities increased cash flows by $26.0 million primarily due to operating cash flow contributions of accounts receivable for the three months ended March 31, 2021 when compared to the prior year. In addition, the increase was also driven by an increase in accounts payables, accrued expenses and other current liabilities for the three months ended March 31, 2021.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2021, we paid a net cash amount of $302.6 million in relation to the acquisition of ACell Inc. and received net proceeds of $191.7 million for the sale of the Extremity Orthopedics business. The Company also paid for $6.7 million capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
During the three months ended March 31, 2020, the Company paid $16.5 million for capital expenditures, most of which were directed to our Mansfield, Massachusetts facility, our Princeton, New Jersey facility and commercial expansion, as well as $5.0 million payment related to the first developmental milestone for Rebound.
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the three months ended March 31, 2021 were $2.2 million proceeds from the exercise of stock options which was partially offset by net repayments of $1.6 million on the Securitization Facility offset and $3.6 million cash taxes paid in net equity settlement.
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
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6, Debt to the current period’s condensed consolidated financial statements for a discussion of our Amended and Restated Senior Credit Agreement, Convertible Senior Notes and Securitization Facility and Note 7, Derivative Instruments for discussion of our hedging activities. We are forecasting that for the next twelve months, sales and earnings will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment and July 2020 Amendment to the Senior Credit Facility.
Share Repurchase Plan
On December 7, 2020, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. The Company has $225.0 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the three months ended March 31, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
As of March 31, 2021, the Company is obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2021	2022-2023	2024-2025	Thereafter
	(In millions)
Revolving Credit Facility (1)	$97.5	$—	$—	$97.5	$—
Term Loan	877.6	33.8	106.9	736.9	—
Securitization Facility (1)	111.5	111.5	—	—	—
Convertible Debt (4)	575.0	—	—	575.0	—
Interest (2)	54.5	9.5	23.4	21.6	—
Employment Agreements (3)	0.8	0.8	—	—	—
Operating Leases	148.3	11.9	29.9	22.8	83.7
Purchase Obligations	4.9	1.6	3.3	—	—
Other	4.3	1.2	0.4	1.6	1.1
Total	$1,874.4	$170.3	$163.9	$1,455.4	$84.8

(1)	The Company may borrow and make payments against the revolving credit portion of its Senior Credit Facility and Securitization Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
(2)	Interest is calculated on the term loan portion of the Senior Credit Facility based on LIBOR plus the spread paid by the Company. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
(3)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
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

The Company has excluded its contingent consideration obligation related to prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $39.6 million at March 31, 2021. This liability has been excluded because the amount to be paid and the potential payment date is not fixed.
The Company has excluded its future pension contribution obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.9 million at March 31, 2021. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 have not materially changed.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2021 would increase interest income by approximately $4.1 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of March 31, 2021. The total notional amounts related to the Company’s interest rate swaps were $1.9 billion with $975.0 million effective as of March 31, 2021. Based on our outstanding borrowings at March 31, 2021, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis.See Note 7, Derivative Instruments, for the details of interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16. Commitment and Contingencies.

ITEM 1A. RISK FACTORS
The following risk factor is in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its fiscal year ended December 31, 2020 and in its subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. The risk factor described below may have the effect of heightening many of the risks contained in the Company’s Form 10-K and other periodic reports.

Changes in the calculation and or complete replacement of LIBOR could have an impact on our business.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement and global financial benchmark reforms generally have resulted in the future of certain interest rate benchmarks being more uncertain. LIBOR may be disrupted, materially change, or no longer be published in the future. In March 2021, the FCA provided clarity on the future of LIBOR by announcing that GBP, EUR, CHF, JPY Libor and 1-week and 2-month USD LIBOR will cease on December 31, 2021 while the remaining USD LIBOR settings will end on June 30, 2023. We have multiple debt facilities and swap contracts which utilizes a variable rate equal to Eurodollar LIBOR rate as a component of our interest rate. The upcoming transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Management continues to monitor the status and discussions regarding LIBOR.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	April 29, 2021	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2021	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	April 29, 2021	/s/ Jeffrey A. Mosebrook
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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on April 29, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.