Form 10-Q
period 2021-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2021-07-29
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 27, 2021 was 84,579,542.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue, net	$389,992	$258,665	$750,063	$612,989

Costs and expenses:
Cost of goods sold	151,267	105,478	297,090	238,954
Research and development	20,121	14,926	42,495	35,742
Selling, general and administrative	162,552	116,108	319,185	282,060
Intangible asset amortization	4,198	8,073	8,725	15,050
Total costs and expenses	338,138	244,585	667,495	571,806
Operating income	51,854	14,080	82,568	41,183

Interest income	1,764	2,281	3,512	4,851
Interest expense	(13,149)	(15,682)	(26,078)	(33,434)
Gain (loss) from the sale of business	(679)	—	42,197	—
Other income, net	5,034	972	9,903	493
Income before income taxes	44,824	1,651	112,102	13,093
Provision for income taxes	9,756	2,020	31,640	4,282
Net income (loss)	$35,068	$(369)	$80,462	$8,811

Net income per share
Basic	$0.41	$(0.00)	$0.95	$0.10

Diluted	$0.41	$(0.00)	$0.94	$0.10

Weighted average common shares outstanding (See Note 13):
Basic	84,687	84,706	84,593	84,955
Diluted	85,340	84,706	85,324	85,548

Comprehensive income (loss) (See Note 14)	28,731	1,095	104,558	$(17,912)
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$397,414	$470,166
Trade accounts receivable, net of allowances of $6,687 and $6,439	229,823	225,532
Inventories, net	323,618	310,117
Prepaid expenses and other current assets	81,527	69,282
Assets held for sale	—	162,105
Total current assets	1,032,382	1,237,202
Property, plant and equipment, net	295,759	287,529
Right of use asset - operating leases	89,174	83,635
Intangible assets, net	1,178,884	989,436
Goodwill	1,015,638	932,367
Deferred tax assets, net	80,086	73,690
Other assets	20,864	11,277
Total assets	$3,712,787	$3,615,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$45,000	$33,750
Current portion of borrowings under securitization facility	—	112,500
Current portion of lease liability - operating leases	13,987	12,818
Accounts payable, trade	65,512	54,608
Income taxes payable	17,112	—
Contract liabilities	5,890	5,275
Accrued compensation	72,047	76,117
Accrued expenses and other current liabilities	99,208	94,194
Liabilities held for sale	—	11,751
Total current liabilities	318,756	401,013
Long-term borrowings under senior credit facility	823,208	933,387
Long-term borrowings under securitization facility	112,500	—
Long-term convertible securities	562,968	474,834
Lease liability - operating leases	95,196	88,118
Deferred tax liabilities	63,447	16,190
Other liabilities	161,731	186,727
Total liabilities	2,137,806	2,100,269
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,474 and 89,251 issued at June 30, 2021 and December 31, 2020, respectively	895	893
Additional paid-in capital	1,248,555	1,290,909
Treasury stock, at cost; 4,899 shares and 4,914 shares at June 30, 2021 and December 31, 2020, respectively	(234,461)	(235,141)
Accumulated other comprehensive loss	(49,963)	(74,059)
Retained earnings	609,955	532,265
Total stockholders’ equity	1,574,981	1,514,867
Total liabilities and stockholders’ equity	$3,712,787	$3,615,136
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$80,462	$8,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,968	58,826
Non-cash impairment charges	2,754	—
Deferred income tax (benefit) provision	(4,907)	(401)
Share-based compensation	22,033	8,922
Amortization of debt issuance costs and expenses associated with debt refinancing	3,569	5,551
Non-cash lease expense	2,528	1,760
Accretion of bond issuance discount	—	6,780
Loss on disposal of property and equipment	86	517
Gain from the sale of business	(42,197)	—
Change in fair value of contingent consideration and others	(385)	(708)
Changes in assets and liabilities:
Accounts receivable	10,802	95,293
Inventories	2,893	(47,041)
Prepaid expenses and other current assets	(8,061)	2,191
Other non-current assets	4,067	6,149
Accounts payable, accrued expenses and other current liabilities	27,277	(88,671)
Other non-current liabilities	482	(4,048)
Net cash provided by operating activities	160,371	53,931
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,309)	(23,736)
Proceeds from sale of Extremity Orthopedics business	191,736	—
Proceeds from sale of property and equipment	—	3,302
Cash (paid) provided for business acquisitions, net of cash acquired	(303,910)	—
Acquired in-process research and development	—	(5,000)
Net cash used in investing activities	(125,483)	(25,434)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	2,200	127,700
Payments on debt	(102,200)	(388,500)
Purchase of option hedge on convertible notes	—	(104,248)
Proceeds from convertible notes issuance	—	575,000
Proceeds from sale of stock purchase warrants	—	44,563
Payment of debt issuance costs	(249)	(20,264)
Purchases of treasury stock	—	(100,000)
Proceeds from exercised stock options	3,603	3,598
Cash taxes paid in net equity settlement	(3,844)	(4,397)
Net cash (used) provided by financing activities	(100,490)	133,452
Effect of exchange rate changes on cash and cash equivalents	(7,150)	121
Net increase in cash and cash equivalents	(72,752)	162,070
Cash and cash equivalents at beginning of period	470,166	198,911
Cash and cash equivalents at end of period	$397,414	$360,981
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	89,251	$893	(4,914)	$(235,141)	$1,290,909	$(74,059)	$532,265	$1,514,867
Net income	—	—	—	—	—	—	45,394	45,394
Other comprehensive income, net of tax	—	—	—	—	—	30,432	—	30,432
Issuance of common stock through employee stock purchase plan	18	—	—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	137	1	15	680	(3,222)	—	—	(2,541)
Share-based compensation	—	—	—	—	6,098	—	—	6,098
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,772)	(66,046)
Balance, March 31, 2021	89,406	894	(4,899)	(234,461)	1,231,638	(43,627)	574,887	1,529,331
Net income	—	—	—	—	—	—	35,068	35,068
Other comprehensive loss, net of tax	—	—	—	—	—	(6,336)	—	(6,336)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	68	1	—	—	1,175	—	—	1,176
Share-based compensation	—	—	—	—	15,742	—	—	15,742
Balance, June 30, 2021	89,474	$895	(4,899)	$(234,461)	$1,248,555	$(49,963)	$609,955	$1,574,981

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	88,735	$887	(2,865)	$(119,943)	$1,213,620	$(76,401)	$398,573	$1,416,736
Net income	—	—	—	—	—	—	9,180	9,180
Other comprehensive loss, net of tax	—	—	—	—	—	(28,187)	—	(28,187)
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	357	2	10	476	(3,217)	—	—	(2,739)
Share-based compensation	—	—	—	—	3,781	—	—	3,781
Share repurchase and equity component of the convertible note issuance, net	—	—	(135)	(7,632)	42,538	—	—	34,906
Accelerated shares repurchased	—	—	(1,304)	(75,407)	(16,961)	—	—	(92,368)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, March 31, 2020	89,105	$889	(4,294)	$(202,506)	$1,240,455	$(104,588)	$407,553	$1,341,803
Net loss	—	—	—	—	—	—	(369)	(369)
Other comprehensive income, net of tax	—	—	—	—	—	1,464	—	1,464
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	84	3	—	(35)	1,282	—	—	1,250
Share-based compensation	—	—	—	—	4,948	—	—	4,948
Accelerated shares repurchased	—	—	(621)	(32,685)	32,685	—	—	—
Balance, June 30, 2020	89,189	892	(4,915)	(235,226)	1,279,370	(103,124)	407,184	1,349,096
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
In the opinion of management, the June 30, 2021 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholder's equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. The December 31, 2020 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. During the beginning of 2020, the Company's customers diverted resources to treat COVID-19 patients and deferred or canceled elective or non-emergent surgical procedures, all of which impacted hospitals' abilities to meet their obligations, including to the Company. Towards the end of 2020 and during the first half of 2021, procedural volumes relevant to the Company’s products steadily increased and, in some geographic areas, began to approach normalized levels. However, on-going uncertainty persists about the continuing sustainability of those procedural volumes as virus outbreaks constrain healthcare networks. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption has had an adverse effect on the Company's business as customers curtailed and reduced capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and the economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, duration of the pandemic, including resurgences, new variants or strains, impact of government regulations, the speed and effectiveness of vaccine distribution, vaccine adoption rates and the direct and indirect economic effects of the pandemic and containment measures. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. During the first half of 2021, the Company's revenues were still impacted due to COVID-19 resurgences and lower surgical procedural volumes, though not to the levels seen in early 2020. As a result, the Company has continued to manage its operating costs in this environment. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict.

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
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this guidance during the year ended December 31, 2020. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (e.g., a service contract). Under this guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 using a prospective transition method. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform- Scope which clarified certain optional expedients and exceptions to entities that are affected because of the reference rate reform. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements and related disclosures.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In August 2020, the FASB issued ASU 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify. The guidance also simplifies the diluted net income per share calculation in certain areas. The ASU will be effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years using either the modified retrospective or full retrospective method.
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
Upon adoption of this ASU 2020-06, the Company’s Convertible Senior Notes were reflected entirely as a liability since the embedded conversion feature will no longer be separately presented within stockholders’ equity. On December 9, 2020, the Company made an irrevocable election under the indenture to require the principal portion of its convertible senior notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts settled in excess of the principal will be considered in diluted earnings per share under the “if-converted” method. Additionally, from January 1, 2021, the Company is no longer incurring non-cash interest expense for the amortization of debt discount, therefore the interest expense for the 2025 Notes, which is included in the interest expense on the consolidated statements of operations and comprehensive loss, is lower as compared to the fiscal year of 2020.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The ASU will be effective for the Company for annual and interim periods beginning after January 1, 2021. The Company adopted this standard on the January 1, 2021. The adoption of this guidance did not have a material impact on the Company's results, financial position or disclosures.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The amendment currently has no impact to the Company as the effect will largely depend on the terms of written call options or financings issued or modified in the future.
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
Assets and liabilities divested consisted of the following as of December 31, 2020 (dollar amounts in thousands):

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
The Divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the Extremity Orthopedics business to the Company's Tissue Technologies reporting unit. In connection with the sale, the Company recognized a loss of $0.7 million associated with certain working capital adjustments and gain of $42.2 million that is presented in Gain from the sale of business in the consolidated statement of operations for the three and six months ended June 30, 2021. The net proceeds are subject to adjustments based on changes in the actual closing net working capital. The purchase price is preliminary pending finalization of potential working capital adjustments.
The Company also entered into a transition services agreement ("TSA") with Smith & Nephew which requires the Company to provide certain services on behalf of Smith & Nephew for the duration of the period subsequent to the sale of the business as defined in the agreement. The Company recognized a payable due to Smith & Nephew of $10.9 million as of June 30, 2021, included in the consolidated balance sheet within accrued expenses and other current liabilities respectively.
ACell Inc. Acquisition
On January 20, 2021, the Company acquired ACell Inc. (the "ACell Acquisition") for an acquisition purchase price of $306.9 million plus contingent consideration of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. The final working capital adjustments of $1.3 million was finalized and paid as of June 30, 2021; however certain amounts relating to tax related matters have not been finalized. The finalization of these matters may result in changes to goodwill. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix.
Assets Acquired and Liabilities Assumed at Fair Value
The ACell Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination are recognized at their fair values as of the acquisition date.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Preliminary Valuation as of June 30, 2021	Weighted Average Life
Current assets:
Cash	$2,726
Trade accounts receivable, net	16,469
Inventories, net	18,299
Prepaids expenses and other current assets	1,498
Total current assets	38,992
Property, plant and equipment, net	13,769
Intangible assets	245,000	13-14 years
Goodwill	94,298
Right of use asset - operating leases	9,259
Deferred tax assets	9,768
Other assets	148
Total assets acquired	411,234

Current liabilities:
Accounts payable	$718
Accrued expenses	5,966
Current portion of lease liability - operating leases	1,673
Total current liabilities	8,357
Other long-term liability	276
Lease liability - operating leases	7,585
Deferred tax liability	64,178
Contingent consideration	23,900
Total liabilities assumed	104,296

Net assets acquired	$306,938
Intangible Assets
The estimated fair value of the developed technology acquired was determined using the multi-period excess earnings method of the income approach, which estimates value based on the present value of future economic benefits. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each product including net revenues, cost of sales, R&D costs, selling and marketing costs, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends impacting the asset and each cash flow stream.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contingent Consideration
As part of the acquisition, the Company is required to pay the former shareholders of ACell up to $100 million based on the achievement of certain revenue-based performance milestones in 2022, 2023, and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The estimated fair value as of June 30, 2021 was $23.5 million. This amount is included in other liabilities at June 30, 2021 in the consolidated balance sheets of the Company.
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
Pro Forma Results (unaudited)
Pro forma revenues for the three months ended June 30, 2021 and 2020 were $390.0 million and $269.6 million, respectively. Pro forma revenues for the six months ended June 30, 2021 and 2020 were $754.7 million and $646.9 million, respectively. Pro forma net income and earnings per share are not presented for this acquisition as they are not material.
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
The following table summarizes the changes in the contract asset and liability balances for the six months ended June 30, 2021:

Contract Asset
Contract asset, January 1, 2021	$7,430
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(7,430)
Contract asset, net of transferred to trade receivables on contracts during the period	7,952
Contract asset, June 30, 2021	$7,952

Contract Liability
Contract liability, January 1, 2021	$11,961
Recognition of revenue included in beginning of year contract liability	(2,838)
Contract liability, net of revenue recognized on contracts during the period	3,102
Foreign currency translation	(125)
Contract liability, June 30, 2021	$12,100
At June 30, 2021, the short-term portion of the contract liability of $5.9 million and the long-term portion of $6.2 million were included in accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet.
As of June 30, 2021, the Company is expected to recognize approximately 49% of unsatisfied (or partially unsatisfied) performance obligations as revenue within twelve months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Neurosurgery	$202,600	$141,430	$391,854	$326,373
Instruments	54,237	28,348	106,224	74,845
Total Codman Specialty Surgical	256,837	169,778	498,078	401,218

Wound Reconstruction and Care(2)	102,616	56,291	191,314	128,558
Extremity Orthopedics(1)	—	11,162	—	32,634
Private Label	30,539	21,434	60,671	50,579
Total Tissue Technologies	133,155	88,887	251,985	211,771
Total revenue	$389,992	$258,665	$750,063	$612,989
(1) On January 4, 2021, the Company completed its previously announced sale of its Extremity Orthopedics business. In conjunction with the sale of this business, the Company rebranded the Orthopedics and Tissue Technologies segment as Tissue Technologies in the first quarter of 2021. See Note 2. Acquisitions and Divestitures, for details.
(2) See Note 2. Acquisitions and Divestitures, for details around the ACell Inc. Acquisition.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	June 30, 2021	December 31, 2020
Finished goods	$180,835	$180,301
Work in process	61,987	53,336
Raw materials	80,796	76,480
Total inventories, net	$323,618	$310,117
At December 31, 2020, $52.8 million of inventories, net was presented separately as "Assets held for sale" in conjunction with the sale of the Extremity Orthopedics business.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2021 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2020	$671,975	$260,392	$932,367
ACell Acquisition	—	94,298	94,298
Foreign currency translation	(7,218)	(3,809)	(11,027)
Goodwill at June 30, 2021	$664,757	$350,881	$1,015,638

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2021
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,125,279	$(274,287)	$850,992
Customer relationships	12 years	$212,572	$(137,897)	$74,675
Trademarks/brand names	28 years	$99,319	$(29,866)	$69,453
Codman tradename	Indefinite	$166,651	$—	$166,651
Supplier relationships	30 years	$30,211	$(15,691)	$14,520
All other	11 years	$6,473	$(3,880)	$2,593
		$1,640,505	$(461,621)	$1,178,884

	December 31, 2020
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	19 years	$896,478	$(248,088)	$648,390
Customer relationships	12 years	213,270	(132,838)	80,432
Trademarks/brand names	28 years	104,209	(31,767)	72,442
Codman tradename	Indefinite	170,226	—	170,226
Supplier relationships	27 years	30,211	(15,203)	15,008
All other (1)	4 years	6,693	(3,755)	2,938
		$1,421,087	$(431,651)	$989,436
(1) Prior period amounts were reclassified as it relates to All other within this table to conform to the current period presentation.
The increase in the Company's identifiable intangible assets at June 30, 2021 as compared to the year ended December 31, 2020, was primarily driven from intangible assets acquired in conjunction with the ACell Inc. acquisition. See Note 2, Acquisitions and Divestitures, for details.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of product revenues) is expected to be approximately $40.6 million for the remainder of 2021, $79.1 million in 2022, $78.4 million in 2023, $77.7 million in 2024, $77.7 million in 2025, $77.5 million in 2026 and $585.7 million thereafter.
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
In connection with the July 2020 amendment, the Company’s maximum consolidated total leverage ratio in the financial covenants (as defined in the Senior Credit Facility) was modified to the following:

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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2021, the Company was in compliance with all such covenants. In connection with the February 2020 Amendment, the Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020. In connection with the July 2020 amendment, the Company expensed $3.3 million of incremental financing costs in connection with the modification of the Senior Credit Facility during the third quarter of 2020.
At June 30, 2021 and December 31, 2020, there was $8.8 million and $97.5 million, respectively, outstanding under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 1.5%. At June 30, 2021 and December 31, 2020, there was $866.3 million and $877.5 million, respectively, outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 1.5%. At June 30, 2021, $45.0 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at June 30, 2021 were $8.6 million and $850.4 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of June 30, 2021 and December 31, 2020 totaled $1.6 million. There were no amounts drawn as of June 30, 2021.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended June 30, 2021	Principal Repayment
Dollars in thousands
Remainder of 2021	$22,500
2022	$45,000
2023	$61,875
2024	$67,500
2025	$669,375
$866,250
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of June 30, 2021, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
At December 31, 2020, the carrying amount of the liability component was $485.9 million, the remaining unamortized discount was $89.1 million, and the principal amount outstanding was $575.0 million. On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. At June 30, 2021, in conjunction with the adoption of the ASU, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at June 30, 2021 was $630.7 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. As a result of the adoption of the ASU, the Company recognized only cash interest related to the contractual interest coupon of $1.4 million on the 2025 Notes for the six months ended June 30, 2021. Prior to the adoption, during the six months ended June 30, 2020, the Company recognized cash interest of $1.2 million and amortization of the discount on the liability component of $6.8 million for a total interest charge of $8.0 million on the 2020 Notes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2021, the Company was in compliance with the covenants and none of the termination events had occurred.
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. The May 2021 amendment does not increase the Company’s total indebtedness.
At June 30, 2021 and December 31, 2020, the Company had $112.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 1.2% and 1.3%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at June 30, 2021 was $110.3 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following interest rate swaps as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	June 30, 2021	December 31, 2020					June 30, 2021	December 31, 2020
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month USD LIBOR Loan	$—	$100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	$—	$(929)
1-month USD LIBOR Loan	300,000	300,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(9,122)	(12,557)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(8,692)	(11,502)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(11,856)	(16,243)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(7,595)	(9,836)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(7,553)	(9,826)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(7,541)	(9,783)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(7,703)	(10,407)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(7,592)	(10,431)
1-month USD LIBOR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	3,931	(1,907)
1-month USD LIBOR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	987	(348)
	$1,775,000	$1,875,000					$(62,736)	$(93,769)
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
Foreign Currency Hedging
From time to time, the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. The Company assesses the effectiveness of the contracts that are designated as hedging instruments. The changes in fair value of foreign currency cash flow hedges are recorded in AOCL, net of tax. Those amounts are subsequently reclassified to earnings from AOCL as impacted by the hedged item when the hedged item affects earnings. If the hedged forecasted transaction does not occur or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. For contracts not designated as hedging instruments, the changes in fair value of the contracts are recognized in other income, net in the consolidated statements of operation, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $9.7 million to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD") and intercompany receivables denominated in Japanese Yen ("JPY"). The contracts are not designated as hedging instruments. The Company recognized a $0.3 million loss from the change in fair value of the contracts, which was included in other income, net in the consolidated statement of operations as of June 30, 2021. The Company subsequently settled its foreign currency forward contracts associated with the intercompany receivables denominated in JPY during the first quarter of 2021. The fair value of the foreign currency forward contracts denominated in CAD was $0.3 million as of June 30, 2021.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional of $7.3 million to mitigate the risk from fluctuations in foreign currency exchange rates associated with certain intercompany loan denominated in Japanese Yen ("JPY"). In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The change in fair value of the foreign currency swap was not material for the period.
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
On December 21, 2020, the Company entered into cross-currency swap agreements to convert a notional amount of $471.6 million equivalent to 420.1 million of a CHF-denominated intercompany loan into U.S. dollars. The CHF-denominated intercompany loan was the result of an intra-entity transfer of certain intellectual property rights to a subsidiary in Switzerland completed during the fourth quarter of 2020. The intercompany loan requires quarterly payments of CHF 5.8 million plus accrued interest. As a result, the aggregate notional amount of the related cross-currency swaps will decrease by a corresponding amount.
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
The Company held the following cross-currency rate swaps as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

					June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2021	1.85%	CHF	48,533	48,533	(2,228)	(4,335)
Receive U.S.$			4.46%		$50,000	50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	145,598	(4,641)	(11,262)
Receive U.S.$			4.52%		$150,000	150,000

Pay CHF	December 21, 2020	December 20, 2025	3.00%	CHF	408,637	420,137	10,124	(7,843)
Receive U.S.$			3.98%		$458,730	471,640

Total							$3,255	$(23,441)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three and six months ended June 30, 2021, the Company recorded a loss of $12.9 million and a gain of $30.0 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains or losses recognized on the intercompany loans. For the three and six months ended June 30, 2020, the Company recorded losses of $3.4 million and $5.1 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains recognized on the intercompany loans.
For the three and six months ended June 30, 2021, the Company recorded a loss of $11.0 million and a gain of $29.2 million in AOCL, respectively, related to change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2020, the Company recorded a loss of $2.3 million and a gain of $3.6 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
For the three and six months ended June 30, 2021, the Company recorded gains of $1.3 million and $2.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2020, the Company recorded gains of $1.5 million and $3.0 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of June 30, 2021 within the next twelve months is $7.0 million. As of June 30, 2021, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

						June 30, 2021	December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	44,859	$(864)	$(1,884)
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	901	(450)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	849	92
Receive U.S.$			2.19%		$45,000

Pay CHF	December 16, 2020	December 16, 2027	—%	CHF	222,300	3,292	(3,794)
Receive U.S.$			1.10%		$250,000

Total						$4,178	$(6,036)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three and six months ended June 30, 2021, the Company recorded gains of $0.1 million and $13.7 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2020, the Company recorded a loss of $2.5 million and a gain of $16.4 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2021, the Company recorded gains of $1.7 million and $3.4 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2020, the Company recorded gains of $2.2 million and $4.4 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of June 30, 2021 within the next twelve months is $4.5 million.
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
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2021	December 31, 2020
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Cross-currency swap	$9,206	$7,623
Net Investment Hedges
Cross-currency swap	5,345	5,297
Other assets
Cash Flow Hedges
Interest rate swap(2)	4,918	—
Cross-currency swap	4,605	—
Net Investment Hedges
Cross-currency swap	505	—
Total derivatives designated as hedges — Assets	$24,579	$12,920

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$21,003	$22,033
Cross-currency swap	2,228	4,335
Net Investment Hedges
Cross-currency swap	864	1,884
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	46,651	71,736
Cross-currency swap	8,328	26,728
Net Investment Hedges
Cross-currency swap	808	9,449
Total derivatives designated as hedges — Liabilities	$79,882	$136,165
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At June 30, 2021 and December 31, 2020, the total notional amounts related to the Company’s interest rate swaps were $1.8 billion and $1.9 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2021 and 2020:

Dollars in thousands	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Three Months Ended June 30, 2021
Cash Flow Hedges
Interest rate swap	$(53,546)	$(15,013)	$(5,823)	$(62,736)	Interest expense
Cross-currency swap	(5,029)	(10,969)	(11,635)	(4,363)	Other income (expense),net
Net Investment Hedges
Cross-currency swap	(429)	88	1,737	(2,078)	Interest income
	$(59,004)	$(25,894)	$(15,721)	$(69,177)
Three Months Ended June 30, 2020
Cash Flow Hedges
Interest rate swap	$(95,753)	$(9,988)	$(3,614)	$(102,127)	Interest expense
Cross-currency swap	6,266	(2,322)	(1,899)	5,843	Other income (expense),net
Net Investment Hedges
Cross-currency swap	26,946	(2,543)	2,179	22,224	Interest income
	$(62,541)	$(14,853)	$(3,334)	$(74,060)

Dollars in thousands	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Six Months Ended June 30, 2021
Cash Flow Hedges
Interest rate swap	$(93,769)	$19,505	$(11,528)	$(62,736)	Interest expense
Cross-currency swap	(1,073)	29,225	32,515	(4,363)	Other income (expense),net
Net Investment Hedges
Cross-currency swap	(12,291)	13,661	3,448	(2,078)	Interest income
	$(107,133)	$62,391	$24,435	$(69,177)
Six Months Ended June 30, 2020
Cash Flow Hedges
Interest rate swap	$(45,146)	$(61,637)	$(4,656)	$(102,127)	Interest expense
Cross-currency swap	177	3,585	(2,081)	5,843	Other income (expense), net
Net Investment Hedges
Cross-currency swap	10,229	16,357	4,362	22,224	Interest income
	$(34,740)	$(41,695)	$(2,375)	$(74,060)
8. STOCK-BASED COMPENSATION
As of June 30, 2021, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.
Stock options issued under the 2003 Plan become exercisable over specified periods, generally within four years from the date of grant for officers and employees, within one year from date of grant for directors which generally expire eight years from the grant date for employees, and from six to ten years for directors and certain executive officers, except in certain instances that result in accelerated vesting due to death, disability, retirement age or change in-control provisions within their grant agreements. The Company values stock option grants using the binomial distribution model. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the Plans is subject to service and performance conditions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Stock Options
As of June 30, 2021, there were approximately $4.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 149,558 stock options granted during the six months ended June 30, 2021. For the six months ended June 30, 2021, the weighted average grant date fair value for stock options was $22.59 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2021, there was approximately $32.9 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 242,464 restricted stock awards and 176,147 performance stock awards during the six months ended June 30, 2021. For the six months ended June 30, 2021, the weighted average grant date fair value for restricted stock awards and performance stock units was $68.21 and $68.10 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for three and the six months ended June 30, 2021 were $0.6 million and $1.2 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $1.7 million for the three and six months ended June 30, 2021, are included in other income (expense), net in the consolidated statements of operations.
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
The estimated fair values of plan assets were $33.8 million and $37.8 million as of June 30, 2021 and December 31, 2020, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2021 and December 31, 2020. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
During the first quarter of 2020, employees participating in the Company's deferred compensation plan began to defer their compensation. This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $3.2 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2021. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.

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
Total operating lease expense for the six months ended June 30, 2021 and June 30, 2020 was $10.6 million and $9.7 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	June 30, 2021	December 31, 2020
ROU assets	$89,174	$83,635

Current lease liabilities	13,987	12,818
Non-current lease liabilities	95,196	88,118
Total lease liabilities	$109,183	$100,936

Weighted average remaining lease term (in years):
Leased facilities	11.3 years	11.6 years
Leased vehicles	2.3 years	2.3 years

Weighted average discount rate:
Leased facilities	5.0%	4.6%
Leased vehicles	2.7%	2.3%
Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 were as follows:

Dollars in thousands	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,019	$6,728

ROU assets obtained in exchange for lease liabilities:
Operating leases	$10,528	$6,007
Future minimum lease payments under operating leases at June 30, 2021 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
2021	$148	$7,973	$8,121
2022	296	16,833	17,129
2023	296	13,945	14,241
2024	296	11,461	11,757
2025	296	10,835	11,131
2026	296	9,553	9,849
Thereafter	837	72,887	73,724
Total minimum lease payments	$2,465	$143,487	$145,952
Less: Imputed interest			36,769
Total lease liabilities			109,183
Less: Current lease liabilities			13,987
Long-term lease liabilities			95,196

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
11. TREASURY STOCK
As of June 30, 2021 and December 31, 2020, there were 4.9 million shares of treasury stock outstanding with a cost of $234.5 million and $235.1 million, respectively, at a weighted average cost per share of $47.86.
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
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reported tax rate	21.8%	122.4%	28.2%	32.7%
The Company’s effective income tax rates for the three months ended June 30, 2021 and 2020 were 21.8% and 122.4%, respectively. For the three months ended June 30, 2021, the primary driver of the lower tax rate is due to mix of income impacted by the COVID-19 pandemic. For the three months ended June 30, 2020, the primary drivers of the higher tax rate was lower income impacted by the COVID-19 pandemic and a $3.4 million valuation allowance on certain foreign deferred tax assets.
The Company's effective income tax rates for the six months ended June 30, 2021 and 2020 were 28.2% and 32.7%, respectively. For the six months ended June 30, 2021, the primary drivers of the lower tax rate were mix of income in lower-taxes jurisdictions, offset by the tax impact of the gain on the sale of the Extremity and Orthopedics business which was completed during the first quarter of 2021. For the six months ended June 30, 2020, the primary drivers of the higher tax rate were lower book income in lower-taxed jurisdictions and a $3.4 million valuation allowance on certain foreign deferred tax assets as the Company determined that it was no longer more likely than not that these foreign deferred tax assets would be realized due to the adverse impact of the COVID-19 pandemic in certain jurisdictions.
As of June 30, 2021, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. As such, the Company has determined the tax impact of repatriating these earnings would not be material as of June 30, 2021. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2021	2020	2021	2020
Basic net income per share:
Net income (loss)	$35,068	$(369)	$80,462	$8,811
Weighted average common shares outstanding	84,687	84,706	84,593	84,955

Basic net income per common share	$0.41	$(0.00)	$0.95	$0.10

Diluted net income per share:
Net income (loss)	$35,068	$(369)	$80,462	$8,811

Weighted average common shares outstanding — Basic	84,687	84,706	84,593	84,955
Effect of dilutive securities:
Stock options and restricted stock	653	—	731	593
Weighted average common shares for diluted earnings per share	85,340	84,706	85,324	85,548

Diluted net income per common share	$0.41	$0.00	$0.94	$0.10
Common stock of approximately 0.1 million and 0.5 million shares at June 30, 2021, and 2020, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) for the six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Net income (loss)	$35,068	$(369)	$80,462	$8,811
Foreign currency translation adjustment	1,558	10,433	(5,243)	3,620
Change in unrealized loss on derivatives, net of tax	(7,804)	(8,830)	29,111	(30,136)
Pension liability adjustment, net of tax	(91)	(139)	228	(207)
Comprehensive income (loss), net	$28,731	$1,095	$104,558	$(17,912)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2020 and June 30, 2021 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2021	$(82,249)	$(5,105)	$13,295	$(74,059)
Other comprehensive income (loss)	47,885	228	(5,243)	42,870
Less: Amounts reclassified from accumulated other comprehensive loss	18,774	—	—	18,774
Net current-period other comprehensive income (loss)	29,111	228	(5,243)	24,096
Balance at June 30, 2021	$(53,138)	$(4,877)	$8,052	$(49,963)
For the six months ended June 30, 2021, the Company reclassified a gain of $25.0 million and a loss of $6.2 million from accumulated other comprehensive loss to other income (expense), net and interest income.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and six months ended June 30, 2021 and 2020 are as follows :

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Segment Net Sales
Codman Specialty Surgical	$256,837	$169,778	$498,078	$401,218
Tissue Technologies	133,155	88,887	251,985	211,771
Total revenues	$389,992	$258,665	$750,063	$612,989
Segment Profit
Codman Specialty Surgical	$113,996	$65,256	$220,774	$152,491
Tissue Technologies	64,413	28,688	114,424	59,958
Segment profit	178,409	93,944	335,198	212,449
Amortization	(4,198)	(8,073)	(8,725)	(15,050)
Corporate and other	(122,357)	(71,791)	(243,905)	(156,216)
Operating income	$51,854	$14,080	$82,568	$41,183
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
United States	$278,186	$181,850	$525,979	$428,702
Europe	48,437	32,026	94,256	77,922
Asia Pacific	44,306	33,501	91,601	73,461
Rest of World	19,063	11,288	38,227	32,904
Total Revenues	$389,992	$258,665	$750,063	$612,989
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the six month period ended June 30, 2021 and June 30, 2020 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2021 and June 30, 2020 is as follows (in thousands):

Six Months Ended June 30, 2021	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 2)	Location in Financial Statements
	Short-term	Long-term		Long-term	Long-term
Balance as of January 1, 2021	$3,415	$11,746		$230	$—
Additions from acquisition of ACell	—	—		—	23,900
Transfers	(3,432)	3,432		—	—
Gain (loss) from change in fair value of contingent consideration liabilities	17	$(402)	Research and development	—	(400)	Selling, general and administrative
Balance as of June 30, 2021	$—	$14,776		$230	$23,500

Six Months Ended June 30, 2020	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2020	$14,210	$230
Loss from change in fair value of contingent consideration liabilities	(708)	—	Research and development
Balance as of June 30, 2020	$13,502	$230

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
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of June 30, 2021 and June 30, 2020 was $14.8 million and $13.5 million, respectively. The Company recorded $14.8 million and $13.5 million in other liabilities at June 30, 2021 and June 30, 2020, respectively, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of June 30, 2021 and June 30, 2020 was $0.2 million.

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
In January 2021, we completed the sale of our Extremity Orthopedics business for approximately $240 million in cash subject to finalization of working capital adjustments. This transaction enables us to increase our investments in our core Neurosurgery and Tissue Technology businesses which will strengthen our existing leadership positions in both areas, fund pipeline opportunities to drive future growth and expand our addressable markets. See Note 2, Acquisitions and Divestitures for details.
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

We advanced the early-stage technology platforms we acquired during 2019. Through the Arkis Biosciences acquisition, we added a platform technology, CerebroFlo® external ventricular drainage (EVD) catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo® EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. We acquired Rebound Therapeutics, a company that specialized in single-use medical devices that enable minimally invasive access with enhanced lighting and visualization to the neurosurgery suite and launched the MIRROR registry to collect data on this new device. These new platforms provide us with the opportunity to expand into new, faster growth therapeutic areas such as intracerebral hemorrhage and minimally invasive neurosurgery.
Within our Tissue Technologies segment, we recently completed one of the largest diabetic foot ulcers (DFU) randomized controlled trials (RCTs) of PriMatrix® Dermal Repair Scaffold for the management of DFU. This multi-center study enrolled more than 225 patients with chronic DFU's over the course of 12-week treatments and 4-week follow-up phases. The results of this study, which was published in the Journal of Wound Care, demonstrated that PriMatrix® plus standard of care (SOC) consisting of sharp debridement, infection elimination, use of dressings and offloading was significantly more likely to achieve complete wound closure compared with SOC alone, with a median number of one application of the product. In 2020, we announced positive clinical and economic data on Integra® Bilayer Wound Matrix ("IBWM") in complex lower extremity reconstruction based on two retrospective studies recently published in Plastic and Reconstructive Surgery, the official journal of the American Society of Plastic Surgeons. As surgeons look for ways to efficiently and effectively repair and close wounds during these challenging times, IBWM helps address the efficiency needed in operating rooms by reducing both the operating time and costs to hospitals and patients.
COVID-19 Pandemic
During this global crisis, the Company's focus remained on supporting patients, providing customers with life-saving products, and protecting the well-being of our employees. The rapid and evolving spread of the virus has resulted in an unprecedented challenge to the global healthcare industry, as medical resources were reallocated to fight COVID-19. During the first half of 2020, in response to the pandemic, we acted swiftly by implementing protocols to ensure continuity of our manufacturing and distribution sites around the world and to provide for the safety of our employees. During the second half of 2020, the Company's revenues were still impacted due to COVID-19 resurgences, though not to the levels seen in the first half of 2020.
During the first half of 2021, our business segments were well positioned to capitalize on the improving demand driven by the ongoing global market recovery. We saw particularly healthy order activity in products used in neurosurgery, instruments, burn, trauma and surgical reconstruction as markets gradually recovered. Areas such as capital equipment and our international indirect markets are still early in their recovery, but are reporting encouraging trends. We remain confident that the underlying markets in which the Company competes remain attractive over the long term. We also remain focused on managing the business for the long-term, including preserving full time jobs needed to support the rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as our talented and committed global workforce.
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
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD's morselized amniotic membrane tissue-based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and the Company have made known to the FDA their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In July, 2020, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “HCT/P Final Guidance”). This Guidance document supersedes the November 2017 guidance by the same title.

The HCT/P Final Guidance maintains the FDA’s position that products such as the Company’s morselized amniotic membrane tissue-based products do not meet the criteria for regulation solely as HCT/Ps. In addition, in the November 2017 guidance, the FDA articulated a risk-based approach to enforcement and, while some uses for amniotic membrane tissue-based products would have as much as thirty-six months of enforcement discretion, other high risk uses could be subject to immediate enforcement action. The revised final guidance of July 2020 maintained this approach and extended the discretionary enforcement period to May 31, 2021.
Rather than the risk of enforcement action, the Company discontinued manufacturing all morselized amniotic membrane tissue-based products prior to May 31, 2021. We no longer distribute these products. As of June 30, 2021, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic membrane tissue-based products.
Revenues from the now discontinued BioD morselized amniotic membrane-based products for the six months ended June 30, 2021 were less than 1.0% of consolidated revenues.
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
Revenues of products manufactured in the TEI Boston facility for the six months ended June 30, 2021 were approximately 4.5% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Divestiture
On January 4, 2021, the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited. The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith and Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO") effectively terminating the licensing agreement between Integra and CFO relating to the development of shoulder arthroplasty products. The Company recognized a gain of $42.2 million in connection with the sale that is presented in Gain from the sale of business in the consolidated statement of operations for the year ended June 30, 2021. See Note 2- Acquisitions and Divestitures for details.
Acquisition
On January 20, 2021, the Company acquired ACell Inc. for an acquisition purchase price of $306.9 million plus contingent consideration of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix. See Note 2- Acquisitions and Divestitures for details.

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
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2021 was $35.1 million, or $0.41 per diluted share, as compared to $(0.4) million or $(0.00) per diluted share for the three months ended June 30, 2020. The net income for the three months ended June 30, 2021, was primarily driven by increase in revenues due to procedure recovery experienced in the current year as compared to the height of the COVID-19 pandemic in the first half of 2020.
Net income for the six months ended June 30, 2021 was $80.5 million, or $0.94 per diluted share, as compared to $8.8 million or $0.10 per diluted share for the six months ended June 30, 2020. The net income for the six months ended June 30, 2021 was primarily driven by higher revenue relating to surgical procedure recovery for the first half of 2021 and increase in non-operating income due to the gain of $42.2 million recognized in the first quarter of 2021 as a result of the sale of the Extremity Orthopedics business.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Acquisition, divestiture and integration-related charges(1)	$10,776	$6,542	$(16,225)	$12,708
Structural optimization charges	4,409	1,230	8,355	4,471
EU medical device regulation	3,415	884	9,163	3,071
Discontinued product lines charges	303	1,302	336	4,487
Convertible debt non-cash interest expense	—	4,250	—	6,780
Expenses related to debt refinancing	—	—	—	2,740
COVID-19 pandemic related charges(2)	—	(869)	—	3,836
Total	$18,903	$13,339	$1,629	$38,093
(1) The Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.2 million for the six months ended June 30, 2021 which was partially offset by other acquisition, divestiture and integration-related charges. See Note 2. Acquisitions and Divestitures for details.
(2) Charges relate to business interruptions and costs associated with the COVID-19 pandemic which impacted the Company's operations globally, partially offset by Coronavirus government relief programs in the prior year.

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Cost of goods sold	$10,724	$6,300	$20,903	$15,607
Research and development	2,108	624	7,623	(427)
Selling, general and administrative	6,563	2,164	18,057	13,394
Interest expense(1)	—	4,251	—	9,519
Gain from the sale of business	679	—	(42,197)	—
Other income	(1,171)	—	(2,757)	$—
Total	$18,903	$13,339	$1,629	$38,093
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Segment Net Sales
Codman Specialty Surgical	$256,837	$169,778	$498,078	$401,218
Tissue Technologies	133,155	88,887	251,985	211,771
Total revenues	$389,992	$258,665	$750,063	612,989
Cost of goods sold	151,267	105,478	297,090	238,954
Gross margin on total revenues	$238,725	$153,187	$452,973	$374,035
Gross margin as a percentage of total revenues	61.2%	59.2%	60.4%	61.0%
Three Months Ended June 30, 2021 as Compared to Three Months Ended June 30, 2020
Revenues
For the three months ended June 30, 2021, total revenues increased by $131.3 million to $390.0 million from $258.7 million for the same period in 2020. Domestic revenues increased by $96.3 million, or 53.0%, to $278.2 million and were 71.3% of total revenues for the three months ended June 30, 2021 compared to $181.9 million during the same period in the prior year. International revenues increased by $35.0 million or 45.6% to $111.8 million for the three months ended June 30, 2021 compared to $76.8 million during the same period in the prior year. The increase in revenues globally were primarily as a result of the recovery experienced from the COVID-19 pandemic across all franchises compared to the prior year due to rebound in surgical procedure volumes. Foreign exchange fluctuations had a favorable impact of $6.0 million on revenues for the quarter.
In the Codman Specialty Surgical segment ("CSS"), revenues were $256.8 million which was an increase of $87.1 million, or 51.3% as compared to the prior-year period. The Neurosurgery and Instrument portfolios increased high-double digits as a result of the recovery experienced from the COVID-19 pandemic.

In the Tissue Technologies ("TT") segment, revenues were $133.2 million which was an increase of $44.3 million, or 49.8% from the prior-year period. The Wound Reconstruction and Private Label portfolios increased high-double digits as a result of the recovery experienced from the COVID-19 pandemic. Additionally, our TT segment revenue reflect the acquisition of ACell Inc. which was completed on January 20, 2021 and the sale of the Company's Extremity Orthopedics product portfolio which occurred on January 4, 2021.
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
Gross Margin
Gross margin increased to $238.7 million for the three months ended June 30, 2021, an increase of $85.5 from $153.2 million for the same period in 2020. Gross margin as a percentage of revenues increased to 61.2% for the second quarter of 2021 from 59.2% in the same period last year. This increase was mainly attributable to our strong revenue recovery from the disruption caused by the COVID-19 pandemic during the same period in the prior year, as well as due to favorable U.S. product mix and improved manufacturing utilization.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2021	2020
Research and development	5.2%	5.8%
Selling, general and administrative	41.7%	44.9%
Intangible asset amortization	1.1%	3.1%
Total operating expenses	48.0%	53.8%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $47.8 million, or 34.4% to $186.9 million in the three months ended June 30, 2021, compared to $139.1 million in the same period in 2020. The increase in operating expenses compared to the prior year was primarily due to an increase in research and development, selling, general and administrative costs partially offset by a decrease in amortization expense. The Company continues to manage and prioritize it operating costs closely given the continued uncertainty of COVID-19. We also benefited from cost synergies as a result of the ACell Inc. acquisition the sale of the Extremity Orthopedic business.
Research and Development
Research and development expenses for the three months ended June 30, 2021 increased by $5.2 million as compared to the same period in the prior year.
Selling, General and Administrative
Selling, general and administrative costs increased by $46.4 million as compared to the same period in the prior year driven primarily due to costs associated with higher employee related costs, higher incentive and stock-based compensation, increased variable selling costs, as well as increased outside spending as revenue recovered.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended June 30, 2021 was $4.2 million compared to $8.1 million for the same period in prior year primarily due to a reduction in amortization expense associated with intangible assets sold in conjunction with the sale of the Extremity and Orthopedics business during the current year.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
Dollars in thousands	2021	2020
Interest income	$1,764	$2,281
Interest expense	(13,149)	(15,682)
Gain (loss) from the sale of business	(679)	—
Other income, net	5,034	972
Total non-operating income and expense	$(7,030)	$(12,429)
Interest Income
Interest income for the three months ended June 30, 2021 decreased by $0.5 million as compared to the same period last year.
Interest Expense
Interest expense for the three months ended June 30, 2021 decreased by $2.5 million as compared to the same period in the prior year primarily due to the elimination of the non-cash interest expense as the result of the adoption ASU 2020-06 and the expenses associated with Amended and Restated Senior Credit Agreement which occurred in the prior period. See Note 1. Basis of Presentation for details in relation to the adoption of ASU 2020-06.
Other Income, net
Other income, net for the three months ended June 30, 2021 increased by $4.1 million compared to the same period in the prior year primarily due to income associated with the transition services agreement from the divestiture of the Extremity Orthopedics business and and higher income from additional cross currency swaps that were entered into during Q4 2020.
Income Taxes

	Three Months Ended June 30,
Dollars in thousands	2021	2020
Income before income taxes	$44,824	$1,651
Income tax (benefit) expense	9,756	2,020
Effective tax rate	21.8%	122.4%
The Company’s effective income tax rates for the three months ended June 30, 2021 and 2020 were 21.8% and 122.4%, respectively.
For the three months ended June 30, 2021, the primary driver of the lower tax rate is due to mix of income impacted by the COVID-19 pandemic.
For the three months ended June 30, 2020, the primary drivers of the higher tax rate were lower income impacted by the COVID-19 pandemic, in addition to a $3.4 million valuation allowance on certain foreign deferred tax assets.
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

Six Months Ended June 30, 2021 as Compared to Six Months Ended June 30, 2020
Revenues and Gross Margin
For the six months ended June 30, 2021, total revenues increased by $137.1 million to $750.1 million from $613.0 million for the same period in 2020. Domestic revenues increased by $97.3 million, or 23%, to $526.0 million and were 70% of total revenues for the six months ended June 30, 2021. International revenues increased by $39.8 million, or 22% to $224.1 million for the six months ended June 30, 2021 compared to $184.3 million during the same period in the prior year. The net increase of $137.1 million was a result of the recovery experienced from the COVID-19 pandemic across all franchises compared to the prior year due to rebound in surgical procedure volumes. Foreign exchange fluctuations had a favorable impact of $11.9 million on revenues for the year.
Codman Specialty Surgical revenues were $498.1 million, an increase of $96.9 million, or 24.1% from the prior-year period. The Neurosurgery and Instrument portfolios increased high-double digits as a result of the recovery experienced from the COVID-19 pandemic.
Tissue Technologies revenues were $252.0 million, an increase of $40.2 million, or 19.0% from the prior-year period. The Wound Reconstruction and Private Label portfolios increased high-double digits as a result of the recovery experienced from the COVID-19 pandemic. Additionally, our TT segment revenue reflect the acquisition of ACell Inc. which was completed on January 20, 2021 and the sale of the Company's Extremity Orthopedics product portfolio which occurred on January 4, 2021.
Gross Margin
Gross margin was $453.0 million for the six-month period ended June 30, 2021, an increase of $78.9 million from $374.0 million for the same period last year. Gross margin as a percentage of total revenue decreased to 60.4% for the six months ended June 30, 2021 from 61.0% in the same period last year. The decrease in gross margin percentage was due to increased amortization associated with technology-based intangible assets and inventory step-up amortization in connection with the ACell Inc. acquisition.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2021	2020
Research and development	5.7%	5.8%
Selling, general and administrative	42.6%	46.0%
Intangible asset amortization	1.2%	2.5%
Total operating expenses	49.5%	54.3%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, IPR&D expense and amortization expenses, increased by $37.6 million, or 11.3% to $370.4 million in the six months ended June 30, 2021, compared to $332.9 million in the same period in 2020.
Selling, General and Administrative
Selling, general and administrative costs increased by $37.1 million as compared to the same period in the prior year driven primarily due to costs associated with higher employee related costs, higher incentive and stock-based compensation, increased variable selling costs, as well as increased outside spending as revenue recovered.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the six months ended June 30, 2021 was $8.7 million compared to $15.1 million for the same period in prior year primarily due to a reduction in amortization expense associated with intangible assets sold in conjunction with the sale of the Extremity and Orthopedics business during the current year and accelerated amortization expense associated with an intangible asset recorded in the prior year.
We expect total annual amortization expense to be approximately $40.6 million for the remainder of 2021, $79.1 million in 2022, $78.4 million in 2023, $77.7 million in 2024, $77.7 million in 2025, $77.5 million in 2026 and $585.7 million thereafter.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
Dollars in thousands	2021	2020
Interest income	$3,512	$4,851
Interest expense	(26,078)	(33,434)
Gain from the sale of business	42,197	—
Other income, net	9,903	493
Total non-operating income and expense	$29,534	$(28,090)
Interest Income
Interest income for the six months ended June 30, 2021 decreased by $1.3 million as compared to the same period last year primarily due to the settlement of cross-currency swaps designated as net investment hedges during Q4 2020.
Interest Expense
Interest expense for the six months ended June 30, 2021 decreased by $7.4 million as compared to the same period last year primarily due to the elimination of the non-cash interest expense as the result of the adoption ASU 2020-06 and the expenses associated with Amended and Restated Senior Credit Agreement which occurred in the prior period. See Note 1. Basis of Presentation for details in relation to the adoption of ASU 2020-06.
Gain from the sale of business
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.2 million in the first quarter of the current year.
Other Income, net
Other income, net for the six months ended June 30, 2021, increased by $9.4 million primarily due to income associated with the transition services agreement with Smith and Nephew and higher income from additional cross currency swaps that were entered into during Q4 2020.
Income Taxes

	Six Months Ended June 30,
Dollars in thousands	2021	2020
Income before income taxes	$112,102	$13,093
Income tax (benefit) expense	31,640	4,282
Effective tax rate	28.2%	32.7%
The Company’s effective income tax rates for the six months ended June 30, 2021 and 2020 were 28.2% and 32.7%, respectively.
For the six months ended June 30, 2021, the primary drivers of the lower tax rate was mix of income in lower-taxed jurisdictions, offset by the tax impact of the gain on sale of its Extremity Orthopedics business which was completed during the first quarter of 2021. For the six months ended June 30, 2020, the primary drivers of the higher tax rate were lower book income in lower-taxed jurisdictions and a $3.4 million valuation allowance on certain foreign deferred tax assets, as the Company determined that it is no longer more likely than not that these foreign deferred tax assets would be realized due to the adverse impact of the COVID-19 pandemic in certain jurisdictions.
The Company expects its effective income tax rate for the full year to be approximately 24.8%, driven primarily by the jurisdictional mix of income and the tax impact of the gain from the sale of its Extremity Orthopedic business, which closed during the first quarter.
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
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
United States	$278,186	$181,850	$525,979	$428,702
Europe	48,437	32,026	94,256	77,922
Asia Pacific	44,306	33,501	91,601	73,461
Rest of World	19,063	11,288	38,227	32,904
Total Revenues	$389,992	$258,665	$750,063	$612,989
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
Domestic revenues increased by $96.3 million for the three months ended June 30, 2021 compared to the same period last year. European sales increased by $16.4 million for the three months ended June 30, 2021 compared to the same period last year. Sales to customers in Asia Pacific increased by $10.8 million for the three months ended June 30, 2021. The Rest of the World for the three months ended June 30, 2021 increased by $7.8 million compared to the same period last year. The increase in revenues globally were primarily as a result of the recovery experienced from the COVID-19 pandemic across all franchises compared to the prior year due to rebound in surgical procedure volumes.
Domestic revenues increased by $97.3 million for the six months ended June 30, 2021 compared to the same period last year. European sales increased by $16.3 million for the six months ended June 30, 2021 compared to the same period last year. Sales to customers in Asia Pacific increased by $18.1 million for the six months ended June 30, 2021. The Rest of the World for the six months ended June 30, 2021 increased by $5.3 million compared to the same period last year. The increase in revenues globally were primarily as a result of the recovery experienced from the COVID-19 pandemic across all franchises compared to the prior year due to rebound in surgical procedure volumes.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The working capital as of June 30, 2021 and December 31, 2020 was $713.6 million and $836.2 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $397.4 million and $470.2 million at June 30, 2021 and December 31, 2020 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2021, our non-U.S. subsidiaries held approximately $290.8 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.

Cash Flows

	Six Months Ended June 30,
Dollars in thousands	2021	2020
Net cash provided by operating activities	$160,371	$53,931
Net cash used in investing activities	(125,483)	(25,434)
Net cash (used) provided by financing activities	(100,490)	133,452
Effect of exchange rate fluctuations on cash	(7,150)	121
Cash Flows Provided by Operating Activities
Operating cash flows for the six months ended June 30, 2021 increased by $106.4 million compared to the same period in 2020. Net income after removing the impact of the gain on sale of business and non-cash adjustments increased for the six months ended June 30, 2021 by approximately $32.9 million as compared to the same period in 2020 primarily due to the revenue recovery in the current year as compared to the height of the COVID-19 pandemic in the first half of the 2020. The changes in assets and liabilities, net of business acquisitions, increased cash flows by $37.5 million as compared to the decrease of $36.1 million for the same period in 2020. The increase in 2021 is attributable to a reduction in inventories mainly driven by higher revenues in the first half of 2021, an increase in accounts payables, accrued expenses and other current liabilities partially offset by an increase in accounts receivable due to continued collection efforts.
Operating cash flows for the six months ended June 30, 2020 decreased compared to the same period in 2019. Net income after non-cash adjustments decreased for the six months ended June 30, 2020 by approximately $37.7 million compared to the same period in 2019 primarily due to adverse effects of the COVID-19 pandemic. The changes in assets and liabilities, net of business acquisitions, decreased cash flows from operating activities by $36.1 million for the six months ended June 30, 2020 compared to a decrease of $49.8 million for the same period in 2019. The decrease in 2020 is attributable to an increase in inventory to ensure an adequate safety stock of select products as surgical procedures continue to recover from levels experienced in the second quarter. In addition, decreases were also driven by reduced payables offset by decreases in accounts receivable due to lower revenue and continued collection efforts.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2021, we paid a net cash amount of $303.9 million in relation to the acquisition of ACell Inc. and received net proceeds of $191.7 million for the sale of the Extremity Orthopedics business. The Company also paid for $13.3 million capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
During the six months ended June 30, 2020, the Company paid $23.7 million for capital expenditures, most of which were directed to our facilities located in Mansfield, MA, Boston, MA, Memphis, TN, and Princeton, NJ.
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the six months ended June 30, 2021 were repayments of $102.2 million under our Senior Credit Facility and Securitization Facility. In addition, the Company had $3.8 million in cash taxes paid in net equity settlement. These uses were offset by $3.6 million proceeds from the exercise of stock options and $2.2 million borrowings under our Securitization Facility.
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

Share Repurchase Plan
On December 7, 2020, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. The Company has $225 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the six months ended June 30, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Contractual Obligations and Commitments
As of June 30, 2021, the Company is obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
Dollars in millions	Total	Remaining 2021	2022-2023	2024-2025	Thereafter
Revolving Credit Facility (1)	$8.8	$—	$—	$8.8	$—
Term Loan	866.3	22.5	106.9	736.9	—
Securitization Facility (1)	112.5	—	—	112.5	—
Convertible Debt (4)	575.0	—	—	575.0	—
Interest (2)	40.8	6.3	23.3	11.2	—
Employment Agreements (3)	0.5	0.5	—	—	—
Operating Leases	146.0	8.1	31.4	22.9	83.6
Purchase Obligations	4.4	1.1	3.3	—	—
Other	3.6	0.4	1.1	2.1	—
Total	$1,757.9	$38.9	$166.0	$1,469.4	$83.6
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
The Company has excluded its contingent consideration obligation related to prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $38.5 million at June 30, 2021. This liability has been excluded because the amount to be paid or the potential payment date is not fixed.
The Company has excluded its future pension contribution obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.8 million at June 30, 2021. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2021 would increase interest income by approximately $4.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of March 31, 2021. The total notional amounts related to the Company’s interest rate swaps were $1.8 billion with $875.0 million effective as of June 30, 2021. Based on our outstanding borrowings at June 30, 2021, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis.See Note 7, Derivative Instruments, for the details of interest rate swaps.
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

As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16. Commitment and Contingencies.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 29, 2021	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2021	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	July 29, 2021	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)

Exhibits
*10.1
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of May 28, 2021, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time; Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of July 17, 2020, and Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of March 29, 2019, in each case by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, Committed Lender and Group Agent, Mizuho Bank, Ltd., as Committed Lender and Group Agent and PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time.

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on July 29, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.