Form 10-Q
period 2021-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2021-11-02
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 29, 2021 was 84,699,539.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Statements of Operations and Comprehensive Income/Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4

Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	6

Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 4. Mine Safety Disclosures	50

Item 5. Other Information	50

Item 6. Exhibits	50

SIGNATURES	51

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue, net	$386,861	$370,232	$1,136,924	$983,221

Costs and expenses:
Cost of goods sold	144,468	134,811	441,558	373,765
Research and development	25,831	19,460	68,326	55,202
Selling, general and administrative	156,010	150,076	475,195	432,136
Intangible asset amortization	4,113	8,343	12,838	23,393
Total costs and expenses	330,422	312,690	997,917	884,496
Operating income	56,439	57,542	139,007	98,725
Interest income	1,786	2,273	5,298	7,124
Interest expense	(12,192)	(20,796)	(38,270)	(54,230)
Gain (loss) from the sale of business	(230)	—	41,967	—
Other income, net	4,985	2,492	14,888	2,985
Income before income taxes	50,788	41,511	162,890	54,604
Provision for income taxes	7,559	9,174	39,199	13,456
Net income	$43,229	$32,337	$123,691	$41,148

Net income per share
Basic	$0.51	$0.38	$1.46	$0.49
Diluted	$0.51	$0.38	$1.45	$0.48

Weighted average common shares outstanding (See Note 13):
Basic	84,754	84,325	84,647	84,745
Diluted	85,447	84,752	85,391	85,303
Comprehensive income (See Note 14)	46,417	43,548	150,975	$25,637
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$470,231	$470,166
Trade accounts receivable, net of allowances of $6,251 and $6,439	222,232	225,532
Inventories, net	327,167	310,117
Prepaid expenses and other current assets	84,155	69,282
Assets held for sale	—	162,105
Total current assets	1,103,785	1,237,202
Property, plant and equipment, net	293,921	287,529
Right of use asset - operating leases	87,600	83,635
Intangible assets, net	1,155,795	989,436
Goodwill	1,012,081	932,367
Deferred tax assets, net	91,797	73,690
Other assets	29,486	11,277
Total assets	$3,774,465	$3,615,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$45,000	$33,750
Current portion of borrowings under securitization facility	—	112,500
Current portion of lease liability - operating leases	13,526	12,818
Accounts payable, trade	59,600	54,608
Income taxes payable	24,780	—
Contract liabilities	5,388	5,275
Accrued compensation	79,229	76,117
Accrued expenses and other current liabilities	105,335	94,194
Liabilities held for sale	—	11,751
Total current liabilities	332,858	401,013
Long-term borrowings under senior credit facility	823,736	933,387
Long-term borrowings under securitization facility	111,700	—
Long-term convertible securities	563,697	474,834
Lease liability - operating leases	94,840	88,118
Deferred tax liabilities	70,325	16,190
Other liabilities	145,622	186,727
Total liabilities	2,142,778	2,100,269
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,597 and 89,251 issued at September 30, 2021 and December 31, 2020, respectively	896	893
Additional paid-in capital	1,258,830	1,290,909
Treasury stock, at cost; 4,899 shares and 4,914 shares at September 30, 2021 and December 31, 2020, respectively	(234,449)	(235,141)
Accumulated other comprehensive loss	(46,774)	(74,059)
Retained earnings	653,184	532,265
Total stockholders’ equity	1,631,687	1,514,867
Total liabilities and stockholders’ equity	$3,774,465	$3,615,136
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$123,691	$41,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,090	89,853
Non-cash impairment charges	2,754	—
Deferred income tax (benefit) provision	(13,498)	4,784
Share-based compensation	29,778	14,333
Amortization of debt issuance costs and expenses associated with debt refinancing	5,308	10,499
Non-cash lease expense	3,099	2,172
Accretion of bond issuance discount	—	11,075
Loss on disposal of property and equipment	2,029	559
Gain from the sale of business	(41,967)	—
Change in fair value of contingent consideration and others	(544)	(45)
Changes in assets and liabilities:
Accounts receivable	17,437	57,863
Inventories	(3,598)	(45,531)
Prepaid expenses and other current assets	(11,696)	(865)
Other non-current assets	5,900	10,868
Accounts payable, accrued expenses and other current liabilities	33,858	(67,178)
Contract liabilities	—	(548)
Other non-current liabilities	1,509	(5,417)
Net cash provided by operating activities	243,150	123,570
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,595)	(30,463)
Proceeds from sale of Extremity Orthopedics business	190,468	—
Proceeds from sale of property and equipment	3	3,311
Cash paid for business acquisitions, net of cash acquired	(303,910)	—
Acquired in-process research and development	—	(5,000)
Net proceeds on swaps designated as net investment hedges	76	—
Net cash used in investing activities	(133,958)	(32,152)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	13,450	151,300
Payments on debt	(114,250)	(441,000)
Purchase of option hedge on convertible notes	—	(104,248)
Proceeds from convertible notes issuance	—	575,000
Proceeds from sale of stock purchase warrants	—	44,563
Payment of debt issuance costs	(249)	(24,347)
Purchases of treasury stock	—	(100,000)
Proceeds from exercised stock options	6,588	3,821
Cash taxes paid in net equity settlement	(4,286)	(4,686)
Net cash (used) provided by financing activities	(98,747)	100,403
Effect of exchange rate changes on cash and cash equivalents	(10,380)	5,547
Net increase in cash and cash equivalents	65	197,368
Cash and cash equivalents at beginning of period	470,166	198,911
Cash and cash equivalents at end of period	$470,231	$396,279
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	89,251	$893	(4,914)	$(235,141)	$1,290,909	$(74,059)	$532,265	$1,514,867
Net income	—	—	—	—	—	—	45,394	45,394
Other comprehensive income, net of tax	—	—	—	—	—	30,432	—	30,432
Issuance of common stock through employee stock purchase plan	18	—	—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	137	1	15	680	(3,222)	—	—	(2,541)
Share-based compensation	—	—	—	—	6,098	—	—	6,098
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,772)	(66,046)
Balance, March 31, 2021	89,406	894	(4,899)	(234,461)	1,231,638	(43,627)	574,887	1,529,331
Net income	—	—	—	—	—	—	35,068	35,068
Other comprehensive loss, net of tax	—	—	—	—	—	(6,336)	—	(6,336)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	68	1	—	—	1,175	—	—	1,176
Share-based compensation	—	—	—	—	15,742	—	—	15,742
Balance, June 30, 2021	89,474	$895	(4,899)	$(234,461)	$1,248,555	$(49,963)	$609,955	$1,574,981
Net income	—	—	—	—	—	—	43,229	43,229
Other comprehensive income, net of tax	—	—	—	—	—	3,189	—	3,189
Treasury shares retirement	—	—	—	12	(12)	—	—	—
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	123	1	—	—	2,541	—	—	2,542
Share-based compensation	—	—	—	—	7,746	—	—	7,746
Balance, September 30, 2021	89,597	896	(4,899)	(234,449)	1,258,830	(46,774)	653,184	1,631,687

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	88,735	$887	(2,865)	$(119,943)	$1,213,620	$(76,402)	$398,574	$1,416,736
Net income	—	—	—	—	—	—	9,180	9,180
Other comprehensive loss, net of tax	—	—	—	—	—	(28,187)	—	(28,187)
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	357	2	10	476	(3,217)	—	—	(2,739)
Share-based compensation	—	—	—	—	3,781	—	—	3,781
Share repurchase and equity component of the convertible note issuance, net	—	—	(135)	(7,632)	42,538	—	—	34,906
Accelerated shares repurchased	—	—	(1,304)	(75,407)	(16,961)	—	—	(92,368)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, March 31, 2020	89,105	$889	(4,294)	$(202,506)	$1,240,455	$(104,589)	$407,554	$1,341,803
Net loss	—	—	—	—	—	—	(369)	(369)
Other comprehensive income, net of tax	—	—	—	—	—	1,464	—	1,464
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	84	3	—	(35)	1,282	—	—	1,250
Share-based compensation	—	—	—	—	4,948	—	—	4,948
Accelerated shares repurchased	—	—	(621)	(32,685)	32,685	—	—	—
Balance, June 30, 2020	89,189	892	(4,915)	(235,226)	1,279,370	(103,125)	407,185	1,349,096
Net loss	—	—	—	—	—	—	32,337	32,337
Other comprehensive loss, net of tax	—	—	—	—	—	11,212	—	11,212
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	2	—	—	2	(69)	—	—	(67)
Share-based compensation	—	—	—	—	5,410	—	—	5,410
Balance, September 30, 2020	89,191	$892	(4,915)	$(235,224)	$1,284,711	$(91,913)	$439,522	$1,397,988
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
In the opinion of management, the September 30, 2021 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders' equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. The December 31, 2020 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and nine month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. During the beginning of 2020, the Company's customers diverted resources to treat COVID-19 patients and deferred or canceled elective or non-emergent surgical procedures, all of which impacted hospitals' abilities to meet their obligations, including to the Company. Towards the end of 2020 and through the end of the third quarter of 2021, procedural volumes relevant to the Company’s products steadily increased and, in some geographic areas, began to approach normalized levels. However, on-going uncertainty persists about the continuing sustainability of those procedural volumes as virus outbreaks and staffing constrains at hospitals and surgical centers impact healthcare networks. Furthermore, capital markets and economies worldwide have also seen other indirect COVID-19 pandemic related disruptions including supply chain impacts, material inflation, and labor constraints in certain markets and geographies. Such economic disruption has had an adverse effect on the Company's business as customers curtailed and reduced capital and overall spending that have resulted in higher freight costs, longer supply chains and select labor constraints in certain geographic regions. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and the economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, duration of the pandemic, including resurgences, new variants or strains, impact of government regulations, the speed and effectiveness of vaccine distribution, vaccine adoption rates and the duration of direct and indirect economic effects of the pandemic and containment measures. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, the extent of inflationary pressure on material and labor costs and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. Through the end of the third quarter of 2021, the Company's revenues were still impacted due to COVID-19 resurgences and lower surgical procedural volumes, though not to the levels seen during 2020. As a result, the Company has continued to manage its operating costs in this environment. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In August 2020, the FASB issued ASU 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify. The guidance also simplifies the diluted net income per share calculation in certain areas. The ASU will be effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years using either the modified retrospective or full retrospective method.
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
Upon adoption of ASU 2020-06, the Company’s 2025 Notes were reflected entirely as a liability since the embedded conversion feature will no longer be separately presented within stockholders’ equity. On December 9, 2020, the Company made an irrevocable election under the indenture to require the principal portion of its 2025 Notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts settled in excess of the principal will be considered in diluted earnings per share under the “if-converted” method. Additionally, from January 1, 2021, the Company is no longer incurring non-cash interest expense for the amortization of debt discount, therefore the interest expense for the 2025 Notes, which is included in the interest expense on the consolidated statements of operations and comprehensive loss, is lower as compared to the fiscal year of 2020.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the regulations of the U.S. Securities and Exchange Commission (the "SEC") . The ASU has been effective for the Company for annual and interim periods beginning after January 1, 2021. The Company adopted this standard on the January 1, 2021. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
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
The divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the Extremity Orthopedics business to the Company's Tissue Technologies reporting unit. In connection with the sale, the Company recognized a gain of $42.0 million that is presented in Gain from the sale of business in the consolidated statement of operations for the nine months ended September 30, 2021. The Company finalized the net working capital and paid an additional $1.3 million to Smith & Nephew as of September 30, 2021.
The Company also entered into a transition services agreement with Smith & Nephew which requires the Company to provide certain services on behalf of Smith & Nephew for the duration of the period subsequent to the sale of the business as defined in the agreement. The Company recognized a payable due to Smith & Nephew of $7.2 million as of September 30, 2021, included in the consolidated balance sheet within accrued expenses and other current liabilities.
ACell, Inc. Acquisition
On January 20, 2021, the Company acquired ACell, Inc. (the "ACell Acquisition") for an acquisition purchase price of $306.9 million plus contingent considerations of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. The final working capital adjustments of $1.3 million was finalized and paid as of June 30, 2021. Certain amounts relating to tax matters have not been finalized which may result in changes to goodwill upon completion. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix, a technology platform derived from porcine urinary bladder extracellular matrix.
Assets Acquired and Liabilities Assumed at Fair Value
The ACell Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination are recognized at their fair values as of the acquisition date.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Preliminary Valuation as of September 30, 2021	Weighted Average Life
Current assets:
Cash	$2,726
Trade accounts receivable, net	16,469
Inventories, net	18,299
Prepaids expenses and other current assets	1,498
Total current assets	38,992
Property, plant and equipment, net	13,769
Intangible assets	245,000	13-14 years
Goodwill	94,298
Right of use asset - operating leases	9,259
Deferred tax assets	9,768
Other assets	148
Total assets acquired	411,234

Current liabilities:
Accounts payable	$718
Accrued expenses	5,966
Current portion of lease liability - operating leases	1,673
Total current liabilities	8,357
Other long-term liability	276
Lease liability - operating leases	7,585
Deferred tax liability	64,178
Contingent consideration	23,900
Total liabilities assumed	104,296

Net assets acquired	$306,938
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contingent Consideration
As part of the acquisition, the Company is required to make payments to the former shareholders of ACell up to $100 million based on the achievement of certain revenue-based performance milestones in 2022, 2023, and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The estimated fair value as of September 30, 2021 was $23.0 million. This amount is included in other liabilities at September 30, 2021 in the consolidated balance sheets of the Company.
The Company determines the acquisition date fair value of contingent consideration obligations using a Monte Carlo simulation, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts in ASC 820. The resultant most likely payouts are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligations will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent considerations may result from changes in discount periods and rates and changes in the timing and amount of revenue estimates.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.
Pro Forma Results (unaudited)
Pro forma revenues for the three months ended September 30, 2021 and 2020 were $386.9 million and $396.8 million, respectively. Pro forma revenues for the nine months ended September 30, 2021 and 2020 were $1,141.5 million and $1,051.9 million, respectively. Pro forma net income and earnings per share are not presented for this acquisition as they are not material.
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
The following table summarizes the changes in the contract asset and liability balances for the nine months ended September 30, 2021:

Contract Asset
Contract asset, January 1, 2021	$7,430
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(7,430)
Contract asset, net of transferred to trade receivables on contracts during the period	8,378
Contract asset, September 30, 2021	$8,378

Contract Liability
Contract liability, January 1, 2021	$11,961
Recognition of revenue included in beginning of year contract liability	$(4,291)
Contract liability, net of revenue recognized on contracts during the period	3,694
Foreign currency translation	(26)
Contract liability, September 30, 2021	$11,338
At September 30, 2021, the short-term portion of the contract liability of $5.4 million and the long-term portion of $5.9 million were included in accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet.
As of September 30, 2021, the Company is expected to recognize approximately 48% of unsatisfied (or partially unsatisfied) performance obligations as revenue within twelve months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Neurosurgery	$199,210	$189,674	$591,064	$516,048
Instruments	57,287	49,649	163,511	124,493
Total Codman Specialty Surgical	256,497	239,323	754,575	640,541

Wound Reconstruction and Care(2)	99,744	82,115	291,058	210,673
Extremity Orthopedics(1)	—	21,922	—	54,556
Private Label	30,620	26,872	91,291	77,451
Total Tissue Technologies	130,364	130,909	382,349	342,680
Total revenue	$386,861	$370,232	$1,136,924	$983,221
(1) On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business. In conjunction with the sale of this business, the Company rebranded the Orthopedics and Tissue Technologies segment as Tissue Technologies in the first quarter of 2021. See Note 2. Acquisitions and Divestitures, for details.
(2) See Note 2. Acquisitions and Divestitures, for details around the ACell acquisition.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	September 30, 2021	December 31, 2020
Finished goods	$180,766	$180,301
Work in process	58,697	53,336
Raw materials	87,704	76,480
Total inventories, net	$327,167	$310,117
At December 31, 2020, $52.8 million of inventories, net was presented separately as "Assets held for sale" in conjunction with the sale of the Extremity Orthopedics business.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2021 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2020	$671,975	$260,392	$932,367
ACell Acquisition	—	94,298	94,298
Foreign currency translation	(9,546)	(5,038)	(14,584)
Goodwill at September 30, 2021	$662,429	$349,652	$1,012,081

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2021
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,123,507	$(289,871)	$833,636
Customer relationships	12 years	$211,712	$(140,138)	$71,574
Trademarks/brand names	28 years	$98,352	$(30,609)	$67,743
Codman tradename	Indefinite	$166,087	$—	$166,087
Supplier relationships	30 years	$30,211	$(15,948)	$14,263
All other	11 years	$6,359	$(3,867)	$2,492
		$1,636,228	$(480,433)	$1,155,795

	December 31, 2020
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	19 years	$896,478	$(248,088)	$648,390
Customer relationships	12 years	213,270	(132,838)	80,432
Trademarks/brand names	28 years	104,209	(31,767)	72,442
Codman tradename	Indefinite	170,226	—	170,226
Supplier relationships	27 years	30,211	(15,203)	15,008
All other (1)	4 years	6,693	(3,755)	2,938
		$1,421,087	$(431,651)	$989,436
(1) Prior period amounts were reclassified as it relates to All other within this table to conform to the current period presentation.
The increase in the Company's identifiable intangible assets at September 30, 2021 as compared to the year ended December 31, 2020, was primarily driven from intangible assets acquired in conjunction with the ACell Acquisition. See Note 2, Acquisitions and Divestitures, for details.
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

The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test.

During the third quarter of 2021, the Company elected to perform a qualitative analysis for its three reporting units and intangible asset with indefinite lives. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $20.2 million for the remainder of 2021, $78.8 million in 2022, $78.1 million in 2023, $77.4 million in 2024, $77.4 million in 2025, $77.2 million in 2026 and $588.9 million thereafter.

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
On July 14, 2020, the Company entered into an amendment (the "July 2020 Amendment") to the February 2020 Amendment of the Senior Credit Facility to increase financial flexibility in light of the unprecedented impact and uncertainty of the COVID-19 pandemic on the global economy. The July 2020 amendment which expired during June 30, 2021, did not increase the Company’s total indebtedness.
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
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness as of such date less cash that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA (as defined by the July 2020 amendment), for the period of four consecutive fiscal quarters ending on such date).
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2021, the Company was in compliance with all such covenants. In connection with the February 2020 Amendment, the Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020. In connection with the July 2020 amendment, the Company expensed $3.3 million of incremental financing costs in connection with the modification of the Senior Credit Facility during the third quarter of 2020.
At September 30, 2021 and December 31, 2020, there was $20.0 million and $97.5 million, respectively, outstanding under the revolving credit component of the Senior Credit Facility at weighted average interest rates of 1.3% and 1.5%, respectively. At September 30, 2021 and December 31, 2020, there was $855.0 million and $877.5 million, respectively, outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 1.3% and 1.5%, respectively. At September 30, 2021, $45.0 million of the Term Loan component of the Senior Credit Facility is classified as current on the consolidated balance sheet.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at September 30, 2021 were $19.3 million and $826.6 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of September 30, 2021 and December 31, 2020 totaled $1.6 million. There were no amounts drawn as of September 30, 2021.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended September 30, 2021	Principal Repayment
Dollars in thousands
Remainder of 2021	$11,250
2022	$45,000
2023	$61,875
2024	$67,500
2025	$669,375
$855,000
The outstanding balance of the revolving credit component of the Senior Credit Facility is due on February 3, 2025.
Convertible Senior Notes
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the 2025 Notes. The portion of debt proceeds that was classified as equity at the time of the offering was $104.5 million. The effective interest rate implicit in the liability component was 4.2%. In connection with this offering, the Company capitalized $13.2 million of financing fees.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of September 30, 2021, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
At December 31, 2020, the carrying amount of the liability component was $485.9 million, the remaining unamortized discount was $89.1 million, and the principal amount outstanding was $575.0 million. On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. At September 30, 2021, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at September 30, 2021 was $636.7 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
As a result of the adoption of ASU 2020-06, the Company recognized only cash interest related to the contractual interest coupon of $2.1 million on the 2025 Notes for the nine months ended September 30, 2021. Prior to the adoption, during the nine months ended September 30, 2020, the Company recognized cash interest of $1.9 million and amortization of the discount on the liability component of $11.1 million for a total interest charge of $13.0 million on the 2020 Notes.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2021, the Company was in compliance with the covenants and none of the termination events had occurred.
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. The May 2021 Amendment does not increase the Company’s total indebtedness.
At September 30, 2021 and December 31, 2020, the Company had $111.7 million and $112.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 1.2% and 1.3%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at September 30, 2021 was $108.0 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
The Company held the following interest rate swaps as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	September 30, 2021	December 31, 2020					September 30, 2021	December 31, 2020
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month USD LIBOR Loan	$—	$100,000	March 27, 2017	December 31, 2017	June 30, 2021	1.971%	$—	$(929)
1-month USD LIBOR Loan	300,000	300,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(7,693)	(12,557)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(7,859)	(11,502)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	(10,795)	(16,243)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(6,964)	(9,836)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(6,931)	(9,826)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(6,906)	(9,783)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(7,253)	(10,407)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(7,211)	(10,431)
1-month USD LIBOR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	5,483	(1,907)
1-month USD LIBOR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	1,315	(348)
	$1,775,000	$1,875,000					$(54,814)	$(93,769)
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $9.7 million, to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD") and intercompany receivables denominated in Japanese Yen ("JPY"). The contracts are not designated as hedging instruments. The Company recognized a $0.2 million loss from the change in fair value of the contracts, which was included in other income, net in the consolidated statement of operations as of September 30, 2021. The Company subsequently settled its foreign currency forward contracts associated with the intercompany receivables denominated in JPY during the first quarter of 2021. The fair value of the foreign currency forward contracts denominated in CAD was $0.2 million as of September 30, 2021.
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
The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss Francs and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the remaining principal amount of the loans in Swiss Francs and receive U.S. dollars from the counterparties.
The Company held the following cross-currency rate swaps as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

					September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 4, 2021	1.85%	CHF	48,533	48,533	(1,727)	(4,335)
Receive U.S.$			4.46%		$50,000	50,000

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	145,598	(3,894)	(11,262)
Receive U.S.$			4.52%		$150,000	150,000

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	402,887	420,137	14,380	(7,843)
Receive U.S.$			3.98%		$452,275	471,640

Total							$8,759	$(23,440)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On October 4, 2021 in accordance with the termination date, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $50.0 million.
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three and nine months ended September 30, 2021, the Company recorded gains of $4.3 million and $34.3 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans. For the three and nine months ended September 30, 2020, the Company recorded losses of $6.9 million and $12.0 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains recognized on the intercompany loans.
For the three and nine months ended September 30, 2021, the Company recorded gains of $7.0 million and $36.3 million in AOCL, respectively, related to change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2020, the Company recorded a loss of $6.3 million and a gain of $2.7 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2021, the Company recorded gains of $1.5 million and $4.1 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2020, the Company recorded gains of $1.5 million and $4.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of September 30, 2021 within the next twelve months is $6.9 million. As of September 30, 2021, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

						September 30, 2021	December 31, 2020
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2021	—%	EUR	44,859	$—	$(1,884)
Receive U.S.$			3.01%		$52,000

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	2,050	(450)
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	1,723	92
Receive U.S.$			2.19%		$45,000

Pay CHF	December 16, 2020	December 16, 2027	—%	CHF	222,300	5,461	(3,794)
Receive U.S.$			1.10%		$250,000

Total						$9,234	$(6,036)
During the nine months ended September 30, 2021, the Company settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $52 million equivalent to 44.9 million Euros based on the termination date. As a result of the settlement, the Company recorded a gain of $0.1 million in AOCL.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three and nine months ended September 30, 2021, the Company recorded gains of $6.9 million and $20.5 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2020, the Company recorded a loss of $11.3 million and a gain of $5.1 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2021, the Company recorded gains of $1.7 million and $5.2 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2020, the Company recorded gains of $2.2 million and $6.6 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of September 30, 2021 within the next twelve months is $5.3 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2021	December 31, 2020
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Cross-currency swap	$8,587	$7,623
Net Investment Hedges
Cross-currency swap	5,345	5,297
Other assets
Cash Flow Hedges
Interest rate swap(2)	6,798	—
Cross-currency swap	8,578	—
Net Investment Hedges
Cross-currency swap	3,889	—
Total derivatives designated as hedges — Assets	$33,197	$12,920

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$21,095	$22,033
Cross-currency swap	$1,726	4,335
Net Investment Hedges
Cross-currency swap	$—	1,884
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	$40,517	71,736
Cross-currency swap	$6,680	26,728
Net Investment Hedges
Cross-currency swap	$—	9,449
Total derivatives designated as hedges — Liabilities	$70,018	$136,165
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At September 30, 2021 and December 31, 2020, the total notional amounts related to the Company’s interest rate swaps were $1.8 billion and $1.9 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2021 and 2020:

Dollars in thousands	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Three Months Ended September 30, 2021
Cash Flow Hedges
Interest rate swap	$(62,736)	$2,488	$(5,434)	$(54,814)	Interest expense
Cross-currency swap	(4,363)	7,045	5,874	(3,192)	Other income (expense),net
Net Investment Hedges
Cross-currency swap	(2,078)	6,882	1,749	3,055	Interest income
	$(69,177)	$16,415	$2,189	$(54,951)
Three Months Ended September 30, 2020
Cash Flow Hedges
Interest rate swap	$(102,128)	$(3,971)	$(5,718)	$(100,381)	Interest expense
Cross-currency swap	5,843	(6,272)	(5,353)	4,924	Other income (expense),net
Net Investment Hedges
Cross-currency swap	22,223	(11,254)	2,202	8,767	Interest income
	$(74,062)	$(21,497)	$(8,869)	$(86,690)

Dollars in thousands	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Nine Months Ended September 30, 2021
Cash Flow Hedges
Interest rate swap	$(93,769)	$21,993	$(16,962)	$(54,814)	Interest expense
Cross-currency swap	(1,073)	36,270	38,389	(3,192)	Other income (expense),net
Net Investment Hedges
Cross-currency swap	(12,291)	20,543	5,197	3,055	Interest income
	$(107,133)	$78,806	$26,624	$(54,951)
Nine Months Ended September 30, 2020
Cash Flow Hedges
Interest rate swap	$(45,146)	$(65,608)	$(10,373)	$(100,381)	Interest expense
Cross-currency swap	177	(2,688)	(7,435)	4,924	Other income (expense), net
Net Investment Hedges
Cross-currency swap	10,229	5,102	6,564	8,767	Interest income
	$(34,740)	$(63,194)	$(11,244)	$(86,690)
8. STOCK-BASED COMPENSATION
As of September 30, 2021, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.

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
Stock Options
As of September 30, 2021, there were approximately $3.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 149,558 stock options granted during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the weighted average grant date fair value for stock options was $22.59 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2021, there was approximately $26.8 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 258,265 restricted stock awards and 176,147 performance stock awards during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the weighted average grant date fair value for restricted stock awards and performance stock units was $68.41 and $68.10 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for three and the nine months ended September 30, 2021 were $0.5 million and $1.8 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $2.4 million for the three and nine months ended September 30, 2021, are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2020 were $1.0 million and $3.0 million, respectively. The components of the net periodic benefit costs other than the service cost component of $1.0 million and $2.9 million for the three and nine months ended September 30, 2020 respectively, are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $34.0 million and $37.8 million as of September 30, 2021 and December 31, 2020, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2021 and December 31, 2020. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
During the first quarter of 2020, employees participating in the Company's deferred compensation plan began to defer their compensation. This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at September 30, 2021 were $3.4 million and $2.0 million as of September 30, 2021and December 31, 2020. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2021. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the nine months ended September 30, 2021 and September 30, 2020 was $15.7 million and $14.6 million respectively, which includes $0.2 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	September 30, 2021	December 31, 2020
ROU assets	$87,600	$83,635

Current lease liabilities	13,526	12,818
Non-current lease liabilities	94,840	88,118
Total lease liabilities	$108,366	$100,936

Weighted average remaining lease term (in years):
Leased facilities	11.0 years	11.6 years
Leased vehicles	2.2 years	2.3 years

Weighted average discount rate:
Leased facilities	5.0%	4.6%
Leased vehicles	2.5%	2.3%
Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 were as follows:

Dollars in thousands	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,942	$10,976

ROU assets obtained in exchange for lease liabilities:
Operating leases	$10,725	$6,007

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Future minimum lease payments under operating leases at September 30, 2021 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
2021	$74	$4,168	$4,242
2022	296	17,219	17,515
2023	296	14,289	14,585
2024	296	12,331	12,627
2025	296	10,858	11,154
2026	296	9,522	9,818
Thereafter	837	72,824	73,661
Total minimum lease payments	$2,391	$141,211	$143,602
Less: Imputed interest			35,236
Total lease liabilities			108,366
Less: Current lease liabilities			13,526
Long-term lease liabilities			94,840
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
11. TREASURY STOCK
As of September 30, 2021 and December 31, 2020, there were 4.9 million shares of treasury stock outstanding with a cost of $234.4 million and $235.1 million, respectively, at a weighted average cost per share of $47.86.
On December 7, 2020, the Board of Directors of the Company (the "Board") authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. The Company has $225.0 million remaining under the share repurchase of its common stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reported tax rate	14.9%	22.1%	24.1%	24.6%
The Company’s effective income tax rates for the three months ended September 30, 2021 and 2020 were 14.9% and 22.1%, respectively. For the three months ended September 30, 2021, the primary drivers of the tax rate are due to the jurisdictional mix of income and a benefit related to excess tax benefits from stock compensation. For the three months ended September 30, 2020, the primary drivers of the tax rate are due to the jurisdictional mix of income and a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business, offset by the reversal of $3.2 million valuation allowance on certain foreign deferred tax assets as the Company determined that it was more likely than not that these foreign deferred tax assets would be realized.
The Company's effective income tax rates for the nine months ended September 30, 2021 and 2020 were 24.1% and 24.6%, respectively. For the nine months ended September 30, 2021, the primary drivers of the tax rate are due to the jurisdictional mix of income and a benefit related to excess tax benefits from stock compensation, offset by the tax impact of the gain on the sale of the Extremity and Orthopedics business which was completed during the first quarter of 2021. For the nine months ended September 30, 2020, the primary drivers of the tax rate are the jurisdictional mix of income and a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration has proposed tax reform which, if enacted, would increase the Company’s U.S. federal income tax liability. Further, legislation in foreign jurisdictions may be enacted, in response to the base erosion and profit-shifting (BEPS) project begun by the Organization for Economic Cooperation and Development (OECD). The OECD recently finalized major reform of the international tax system with respect to a minimum tax rate. Such changes in U.S. and Non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
As of September 30, 2021, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and no material tax cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2021	2020	2021	2020
Basic net income per share:
Net income	$43,229	$32,337	$123,691	$41,148
Weighted average common shares outstanding	84,754	84,325	84,647	84,745

Basic net income per common share	$0.51	$0.38	$1.46	$0.49

Diluted net income per share:
Net income	$43,229	$32,337	$123,691	$41,148

Weighted average common shares outstanding — Basic	84,754	84,325	84,647	84,745
Effect of dilutive securities:
Stock options and restricted stock	693	427	744	558
Weighted average common shares for diluted earnings per share	85,447	84,752	85,391	85,303

Diluted net income per common share	$0.51	$0.38	$1.45	$0.48
Common stock of approximately 0.1 million and 0.6 million shares at September 30, 2021, and 2020, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
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
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income for the nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Net income	$43,229	$32,337	$123,691	$41,148
Foreign currency translation adjustment	(7,815)	21,181	(13,058)	24,801
Change in unrealized loss on derivatives, net of tax	10,964	(9,679)	40,075	(39,814)
Pension liability adjustment, net of tax	39	(291)	267	(498)
Comprehensive income, net	$46,417	$43,548	$150,975	$25,637

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2020 and September 30, 2021 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2021	$(82,249)	$(5,105)	$13,295	$(74,059)
Other comprehensive income (loss)	60,497	267	(13,058)	47,706
Less: Amounts reclassified from accumulated other comprehensive loss	20,421	—	—	20,421
Net current-period other comprehensive income (loss)	40,076	267	(13,058)	27,285
Balance at September 30, 2021	$(42,173)	$(4,838)	$237	$(46,774)
For the nine months ended September 30, 2021, the Company reclassified a gain of $29.5 million and a loss of $9.1 million from accumulated other comprehensive loss to other income, net and interest income.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Segment Net Sales
Codman Specialty Surgical	$256,497	$239,323	$754,575	$640,541
Tissue Technologies	130,364	130,909	382,349	342,680
Total revenues	$386,861	$370,232	$1,136,924	$983,221
Segment Profit
Codman Specialty Surgical	$110,686	$97,061	$331,460	$249,552
Tissue Technologies	57,730	50,132	172,154	110,091
Segment profit	168,416	147,193	503,614	359,643
Amortization	(4,113)	(8,343)	(12,838)	(23,393)
Corporate and other	(107,864)	(81,308)	(351,769)	(237,525)
Operating income	$56,439	$57,542	$139,007	$98,725
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
United States	$275,775	$266,477	$801,754	$695,179
Europe	46,458	45,995	140,714	123,917
Asia Pacific	45,015	40,473	136,616	113,934
Rest of World	19,613	17,287	57,840	50,191
Total Revenues	$386,861	$370,232	$1,136,924	$983,221
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine month period ended September 30, 2021 and September 30, 2020 to reflect the change in estimates, additions, payments, transfers and the time value of money during the period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2021 and September 30, 2020 is as follows (in thousands):

Nine Months Ended September 30, 2021	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 2)	Location in Financial Statements
	Short-term	Long-term		Long-term	Long-term
Balance as of January 1, 2021	$3,415	$11,746		$230	$—
Additions from acquisition of ACell	—	—		—	23,900
Transfers	(3,415)	3,415		—	—
Change in fair value of contingent consideration liabilities	—	$(544)	Research and development	—	(900)	Selling, general and administrative
Balance as of September 30, 2021	$—	$14,617		$230	$23,000

Nine Months Ended September 30, 2020	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Derma Sciences	Location in Financial Statements
	Long-term	Long-term
Balance as of January 1, 2020	$14,210	$230
Change in fair value of contingent consideration liabilities	(45)	—	Research and development
Balance as of September 30, 2020	$14,165	$230
Arkis BioSciences Inc.
On July 29, 2019, the Company acquired Arkis BioSciences Inc. ("Arkis") for an acquisition purchase price of $30.6 million (the "Arkis Acquisition") plus contingent consideration of up to $25.5 million, that may be payable based on the successful completion of certain development and commercial milestones. Arkis was a privately-held company that marketed the CerebroFlo® external ventricular drainage catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation.
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of September 30, 2021 and September 30, 2020 was $14.6 million and $14.2 million, respectively. The Company recorded $14.6 million and $14.2 million in other liabilities at September 30, 2021 and September 30, 2020, respectively, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent liability remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of September 30, 2021 and September 30, 2020 was $0.2 million.

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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. These forward-looking statements include, but are not limited to, statements related to the Company's expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. These statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: the Company's ability to recover to normalized procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; delayed capital spending by the Company's customers; disruption and/or higher costs to the Company’s supply chain; staffing shortages in hospitals; labor impacts in our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, under the heading "Risk Factors" in this report, and in other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.
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
Integra manufactures and sells products in two reportable business segments: Codman Specialty Surgical and Tissue Technologies. Following the sale of the Extremity and Orthopedics business in the first quarter of 2021, the Company rebranded the Orthopedics and Tissue Technologies segment as Tissue Technologies. See Note 2. Acquisitions and Divestitures, for details. Our Codman Specialty Surgical products comprise of specialty surgical implants and instrumentation for a broad range of specialties. This segment includes products and solutions for dural access and repair, instruments, advanced energy, cerebral spinal fluid management and neuro monitoring including market leading product portfolios used in neurosurgery operation suites and critical care units. Codman Specialty Surgical products are sold through a combination of directly employed sales representatives, distributors and wholesalers, depending on the customer call point. Our Tissue Technologies product portfolios consist of differentiated regenerative technology products for soft tissue repair and tissue regeneration products, and surgical reconstruction. This business also includes private label sales of a broad set of our regenerative and wound care medicine technologies. Tissue Technologies products are sold through directly employed sales representatives and distributors focused on their respective surgical specialties, and strategic partners.
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

To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. In December 2020, Integra entered into a merger agreement to acquire ACell, Inc., an innovative regenerative medicine company specializing in the manufacture of porcine urinary bladder extracellular matrices. This acquisition, which closed on January 20, 2021, expands our product offering of regenerative technology and is complementary to Integra’s existing tissue technologies portfolio. The acquisition also supports our long-term growth and profitability strategy with a financial profile similar to Integra’s tissue products. To date, all critical components of ACell Inc. integrating into our Tissue Technologies business have been completed ahead of schedule. See Note 2, Acquisitions and Divestitures, for details.
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
In January 2021, we completed the sale of our Extremity Orthopedics business for approximately $240 million in cash. The Company finalized the net working capital and paid an additional $1.3 million to Smith & Nephew as of September 30, 2021. This transaction enables us to increase our investments in our core Neurosurgery and Tissue Technology businesses that will strengthen our existing leadership positions in both areas and fund pipeline opportunities to drive future growth and expand our addressable markets. See Note 2, Acquisitions and Divestitures for details.
Commercial Channel Investments. With acquisitions, new product introductions and a broad portfolio of products, investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. To support our commercial efforts in Tissue Technologies, we expanded our two-tier specialist model to increase our presence in focused segments. We created a virtual selling organization to help serve the evolving needs of our customers. Internationally, we have increased our commercial resources significantly in key emerging markets and are making investments to support our sales organization and maximize our commercial opportunities. These investments in our international sales channel position us well for expansion and long-term growth. In addition, we continue to build upon our leadership brands across our product franchises to enable us to engage customers through enterprise-wide contracts.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthen our relationships with all customers. We continue to invest in technologies, systems and processes to enhance the customer experience. Additionally, we launched new digital tools and programs, resources and virtual product training to drive continued customer familiarity with our growing portfolio of medical technologies globally.
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In each area, we continue to benefit from products launched over the past several years.
Within our Codman Specialty Surgical segment, the Company received U.S. Food and Drug Administration ("FDA") clearance in 2020 to treat malignant and benign tumors, but not limited to meningiomas and gliomas, for its CUSA® Clarity Ultrasonic Surgical Aspirator System, the first and only ultrasonic tissue ablation system with this specific indication. The FDA clearance is based on a wealth of peer-reviewed clinical publications and 40 years of surgical cases involving resection of brain and spinal tumors.
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

We advanced the early-stage technology platforms we acquired during 2019. Through the Arkis Acquisition, we added a platform technology, CerebroFlo® external ventricular drainage catheter with Endexo technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo® EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter.
We acquired Rebound Therapeutics, a Company that specialized in single-use medical device, known as Aurora® Surgiscope®, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In the third quarter of 2021, we conducted a limited clinical launch of the Aurora® Surgiscope® for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using Aurora for the treatment of intracerebral hemorrhage (ICH).

In the third quarter of 2021, the CereLink™ ICP Monitor System was launched in the U.S. and Europe to gather user data and feedback. CereLink™ provides clinicians with uncompromised, advanced continuous ICP monitoring that until now, has not been available when treating patients with traumatic brain injuries.
Within our Tissue Technologies segment, we recently completed one of the largest diabetic foot ulcers (DFU) randomized controlled trials (RCTs) of the PriMatrix® Dermal Repair Scaffold for the management of DFU. This multi-center study enrolled more than 225 patients with chronic DFU's over the course of 12-week treatments and 4-week follow-up phases. The results of this study, which was published in the Journal of Wound Care, demonstrated that PriMatrix® plus standard of care (SOC) consisting of sharp debridement, infection elimination, use of dressings and offloading was significantly more likely to achieve complete wound closure compared with SOC alone, with a median number of one application of the product. In 2020, we announced positive clinical and economic data on Integra® Bilayer Wound Matrix ("IBWM") in complex lower extremity reconstruction based on two retrospective studies recently published in Plastic and Reconstructive Surgery, the official journal of the American Society of Plastic Surgeons. As surgeons look for ways to efficiently and effectively repair and close wounds during these challenging times, IBWM helps address the efficiency needed in operating rooms by reducing both the operating time and costs to hospitals and patients.
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
During 2021, our business segments have benefited from the improving demand compared to 2020, driven by the ongoing global market recovery. We have seen improving order activity in products used in neurosurgery, instruments, burn and trauma as markets continue to recovery from 2020 levels.

However, the COVID-19 Delta variant has impacted the pace of recovery in our business as we experienced regional variability driven in part by vaccination rates and local re-opening policies. The pace of recovery has also been more recently impacted by staffing shortages in hospitals and surgical centers. As a result, the Company has continued to manage its operating costs in this environment. We remain confident that the underlying markets in which the Company competes remain attractive. We also remain focused on managing the business for the long-term, including preserving full time jobs needed to support the rebound in surgical procedure volumes. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as our talented and committed global workforce.
Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Any such economic recession could have a material adverse effect on the Company's long-term business as hospitals curtail and reduce capital as well as overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on travel and access to our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, disruption and/or higher costs to the Company’s supply chain, staffing shortages in hospitals and labor constraints in our facilities, could further impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of surgical and medical intervention procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Considering the risk of enforcement action, the Company discontinued the manufacturing of all morselized amniotic membrane tissue-based products prior to May 31, 2021. We no longer distribute these products. As of September 30, 2021, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic membrane tissue-based products.
Revenues from the now discontinued BioD morselized amniotic membrane-based products for the nine months ended September 30, 2021 were less than 1.0% of consolidated revenues.
On March 7, 2019, TEI Biosciences, Inc. ("TEI"), a subsidiary of the Company received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the FDA. The warning letter relates to quality systems issues at TEI's manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. The Company submitted its initial response to the FDA Warning Letter on March 28, 2019 and provides regular progress reports to the FDA as to its corrective actions and, since the conclusion of the inspection, has undertaken significant efforts to remediate the observations and continues to do so. The warning letter does not restrict the Company’s ability to manufacture or ship products or require the recall of any products. Nor does it restrict our ability to seek FDA 510(k) clearance of products. The letter states that requests for Certificates to Foreign Governments would not be granted. However, due to our monthly progress reports, the FDA agreed to issue Certificates to Foreign Governments for the products manufactured at TEI due to substantial progress and the length of time it takes to resolve the Warning Letter. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The TEI Boston facility manufactures extracellular bovine matrix products. The Company does not expect to incur material incremental expense for remediation activities. We cannot, however, give any assurances that the FDA will be satisfied with our response to the Warning Letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the TEI Boston facility for the nine months ended September 30, 2021 were approximately 4.6% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Divestiture
On January 4, 2021, the Company completed its previously announced sale of its Extremity Orthopedics business to Smith & Nephew USD Limited. The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith and Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO") effectively terminating the licensing agreement between Integra and CFO relating to the development of shoulder arthroplasty products. The Company recognized a gain of $42.0 million in connection with the sale that is presented in Gain from the sale of business in the consolidated statement of operations for the year ended September 30, 2021. See Note 2- Acquisitions and Divestitures for details.

Acquisition
On January 20, 2021, the Company acquired ACell, Inc. for an acquisition purchase price of $306.9 million plus contingent consideration obligations of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix. See Note 2- Acquisitions and Divestitures for details.
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
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended September 30, 2021 was $43.2 million, or $0.51 per diluted share, as compared to $32.3 million or $0.38 per diluted share for the three months ended September 30, 2020. The increase in net income for the three months ended September 30, 2021, was primarily driven by higher revenues across most franchises compared to the prior year due to continuing recovery in surgical procedure volumes experienced from the COVID-19 pandemic, partially offset by higher operating expenses as costs continued to normalized after 2020 cost reduction actions. Within non-operating income and expense, the Company benefited from lower interest expense and higher other income.
Net income for the nine months ended September 30, 2021 was $123.7 million, or $1.45 per diluted share, as compared to $41.1 million or $0.48 per diluted share for the nine months ended September 30, 2020. The increase in net income for the nine months ended September 30, 2021 was primarily driven by higher revenue relating to surgical procedure recovery and increase in non-operating income due to the gain of $42.0 million recognized in the first quarter of 2021 as a result of the sale of the Extremity Orthopedics business.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Acquisition, divestiture and integration-related charges(1)	$2,637	$7,148	$(13,588)	$19,856
Structural optimization charges	6,696	4,543	15,051	9,015
EU medical device regulation	7,077	2,399	16,240	5,470
Discontinued product lines charges	23	999	359	5,486
Convertible debt non-cash interest expense	—	4,295	—	11,075
Expenses related to debt refinancing	—	3,428	—	6,168
COVID-19 pandemic related charges(2)	—	(192)	—	3,644
Total	$16,433	$22,620	$18,062	$60,714
(1) The Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.0 million for the nine months ended September 30, 2021 which was partially offset by other acquisition, divestiture and integration-related charges. See Note 2- Acquisitions and Divestitures for details.
(2) Charges relate to business interruptions and costs associated with the COVID-19 pandemic which impacted the Company's operations globally, partially offset by Coronavirus government relief programs in the prior year.

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
Dollars in thousands	2021	2020	2021	2020
Cost of goods sold	$5,854	$6,892	$26,757	$22,500
Research and development	5,517	859	13,140	432
Selling, general and administrative	6,386	7,146	24,443	20,539
Interest expense(1)	—	7,723	—	17,243
Gain from the sale of business	230	—	(41,967)	—
Other income	(1,554)	—	(4,311)	$—
Total	$16,433	$22,620	$18,062	$60,714
(1) Upon adoption of ASU No. 2020-06, the Company will no longer incur non-cash interest expense for the amortization of debt discount. See Note 1- Basis of Presentation, for details.
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Segment Net Sales
Codman Specialty Surgical	$256,497	$239,323	$754,575	$640,541
Tissue Technologies	130,364	130,909	382,349	342,680
Total revenues	$386,861	$370,232	$1,136,924	983,221
Cost of goods sold	144,468	134,811	441,558	373,765
Gross margin on total revenues	$242,393	$235,421	$695,366	$609,456
Gross margin as a percentage of total revenues	62.7%	63.6%	61.2%	62.0%
Three Months Ended September 30, 2021 as Compared to Three Months Ended September 30, 2020
Revenues
For the three months ended September 30, 2021, total revenues increased by $16.6 million to $386.9 million from $370.2 million for the same period in 2020. Domestic revenues increased by $9.3 million, or 3.5%, to $275.8 million and were 71.3% of total revenues for the three months ended September 30, 2021 compared to $266.5 million during the same period in the prior year. International revenues increased by $7.3 million or 7.0% to $111.1 million for the three months ended September 30, 2021 compared to $103.8 million during the same period in the prior year. The increase in revenues was primarily driven by the recovery experienced from the COVID-19 pandemic across most franchises due to continuing recovery in surgical procedure volumes compared to the prior period, as well as the launch of the CereLink™ ICP Monitor which occurred in the third quarter. Foreign exchange fluctuations had a favorable impact of $1.0 million on revenues for the quarter.
In the Codman Specialty Surgical segment ("CSS"), revenues were $256.5 million which was an increase of $17.2 million, or 7.2% as compared to the prior-year period. The Company saw growth within our Neurosurgery portfolio primarily with sales in neuromonitoring increasing low double digits due to the launch of the CereLink™ ICP Monitor as well as sales in advanced energy increasing high single digits and dural access and repair increasing mid-single digits. Sales in our instruments portfolio increased low double digits as compared to the same period in the prior year driven by order recovery.

In the Tissue Technologies ("TT") segment, revenues were $130.4 million which was a decrease of $0.5 million, or 0.4% from the prior-year period. Within TT, our Extremity Orthopedics business was divested on January 4, 2021. Our Wound Reconstruction business, excluding the impact of acquisitions, increased low single digits and sales in our Private Label business increased low double digits as a result of continuing recovery in order trends from our customers.

We continue to closely monitor local, regional, and global COVID-19 surges as well as new variants of the virus for an impact on procedures during Q4 2021 and beyond. The reallocation of hospital resources to treat COVID-19 and staffing shortages may continue to cause a financial strain on healthcare systems and reduce procedural volumes. Additionally, the Company does not expect all markets and product lines to improve at the same rate based on the level of recurrence of COVID-19 and its associated impact on the pace of procedure recovery and economic normalization.
Gross Margin
Gross margin increased to $242.4 million for the three months ended September 30, 2021, an increase of $7.0 million from $235.4 million for the same period in 2020. Gross margin as a percentage of revenues decreased to 62.7% from 63.6% in the same period last year. This decrease was mainly attributable to increased amortization associated with technology-based intangible assets.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2021	2020
Research and development	6.7%	5.3%
Selling, general and administrative	40.3%	40.5%
Intangible asset amortization	1.1%	2.3%
Total operating expenses	48.1%	48.1%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $8.1 million, or 4.6% to $186.0 million in the three months ended September 30, 2021, compared to $177.9 million in the same period in 2020. The increase in operating expenses compared to the prior year reflects costs associated with higher employee related costs, increased research and development as well as increased outside spending as revenue recovered. The Company continues to manage and prioritize it operating costs closely given the continued uncertainty of COVID-19. We also benefited from cost synergies as a result of the acquisition of ACell and the sale of the Extremity Orthopedics business.
Research and Development
Research and development expenses for the three months ended September 30, 2021 increased by $6.4 million as compared to the same period in the prior year. This increase in spending resulted from additional spending on new product development, clinical studies and additional spending due to the European Union Medical Device Regulation compliance.
Selling, General and Administrative
Selling, general and administrative costs increased by $5.9 million as compared to the same period in the prior year driven primarily due to costs associated with higher employee related costs as well as increased outside spending as revenue recovered.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended September 30, 2021 was $4.1 million compared to $8.3 million for the same period in prior year primarily due to a reduction in amortization expense associated with intangible assets sold in conjunction with the sale of the Extremity Orthopedics business during the current year.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
Dollars in thousands	2021	2020
Interest income	$1,786	$2,273
Interest expense	(12,192)	(20,796)
Gain (loss) from the sale of business	(230)	—
Other income, net	4,985	2,492
Total non-operating income and expense	$(5,651)	$(16,031)
Interest Income
Interest income for the three months ended September 30, 2021 decreased by $0.5 million as compared to the same period last year.
Interest Expense
Interest expense for the three months ended September 30, 2021 decreased by $8.6 million as compared to the same period in the prior year primarily due the elimination of the non-cash interest expense as the result of the adoption ASU 2020-06 and the expenses associated with Amended and Restated Senior Credit Agreement which occurred in the prior period. See Note 1- Basis of Presentation for details in relation to the adoption of ASU 2020-06.
Other Income, net
Other income, net for the three months ended September 30, 2021 increased by $2.5 million compared to the same period in the prior year primarily due to income associated with the transition services agreement from the divestiture of the Extremity Orthopedics business which was partially offset by an unfavorable impact of foreign exchange in the prior year.
Income Taxes

	Three Months Ended September 30,
Dollars in thousands	2021	2020
Income before income taxes	$50,788	$41,511
Income tax (benefit) expense	7,559	9,174
Effective tax rate	14.9%	22.1%
The Company’s effective income tax rates for the three months ended September 30, 2021 and 2020 were 14.9% and 22.1%, respectively.
For the three months ended September 30, 2021, the primary drivers of the tax rate is due to the jurisdictional mix of income and a benefit related to excess tax benefits from stock compensation. For the three months ended September 30, 2020, the primary drivers of the tax rate are due to the jurisdictional mix of income and a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business, offset by the reversal of $3.2 million valuation allowance on certain foreign deferred tax assets as the Company determined that it was more likely than not that these foreign deferred tax assets would be realized.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration has proposed tax reform which, if enacted, would increase the Company’s U.S. federal income tax liability. Further, legislation in foreign jurisdictions may be enacted, in response to the base erosion and profit-shifting (BEPS) project begun by the Organization for Economic Cooperation and Development (OECD). The OECD recently finalized major reform of the international tax system with respect to a minimum tax rate. Such changes in U.S. and Non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.

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
Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020
Revenues and Gross Margin
For the nine months ended September 30, 2021, total revenues increased by $153.7 million to $1,136.9 million from $983.2 million for the same period in 2020. Domestic revenues increased by $106.6 million, or 15.3%, to $801.8 million and were 70.5% of total revenues for the nine months ended September 30, 2021. International revenues increased by $47.1 million, or 16.4% to $335.2 million for the nine months ended September 30, 2021 compared to $288.0 million during the same period in the prior year. The net increase of $153.7 million was a result of continuing recovery in surgical procedure volumes experienced from the COVID-19 pandemic across all franchises. Foreign exchange fluctuations had a favorable impact of $12.9 million on revenues for the year.
Codman Specialty Surgical revenues were $754.6 million, an increase of $114.0 million, or 17.8% from the prior-year period. The Neurosurgery and Instrument portfolios increased low-double digits as a result of the continued recovery experienced from the COVID-19 pandemic.
Tissue Technologies revenues were $382.3 million, an increase of $39.7 million, or 11.6% from the prior-year period. Within TT, our Extremity Orthopedics business was divested on January 4, 2021. Sales in our Wound Reconstruction business, excluding the impact of acquisitions, and sales in our Private Label business both increased low double digits as a result of continued recovery experienced from the COVID-19 pandemic.
Gross Margin
Gross margin was $695.4 million for the nine months period ended September 30, 2021, an increase of $85.9 million from $609.5 million for the same period last year. Gross margin as a percentage of total revenue decreased to 61.2% for the nine months ended September 30, 2021 from 62.0% in the same period last year. The decrease in gross margin percentage was due to increased amortization associated with technology-based intangible assets and inventory step-up amortization in connection with the ACell Acquisition.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2021	2020
Research and development	6.0%	5.6%
Selling, general and administrative	41.8%	44.0%
Intangible asset amortization	1.1%	2.4%
Total operating expenses	48.9%	52.0%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $45.6 million, or 8.9% to $556.4 million in the nine months ended September 30, 2021, compared to $510.7 million in the same period in 2020.
Research and Development
Research and development expenses for the nine months ended September 30, 2021 increased by $13.1 million as compared to the same period in the prior year. This increase in spending resulted from additional spending on new product development, clinical studies and additional spending due to the European Union Medical Device Regulation compliance.
Selling, General and Administrative
Selling, general and administrative costs increased by $43.1 million as compared to the same period in the prior year driven primarily due to higher employee related costs, higher incentive and stock-based compensation, as well as increased outside spending as revenue recovered.

Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the nine months ended September 30, 2021 was $12.8 million compared to $23.4 million for the same period in prior year primarily due to a reduction in amortization expense associated with intangible assets sold in conjunction with the sale of the Extremity Orthopedics business during the current year as well as accelerated amortization expense associated with an intangible asset which was recorded in the prior year.
We expect total annual amortization expense to be approximately $20.2 million for the remainder of 2021, $78.8 million in 2022, $78.1 million in 2023, $77.4 million in 2024, $77.4 million in 2025, $77.2 million in 2026 and $588.9 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
Dollars in thousands	2021	2020
Interest income	$5,298	$7,124
Interest expense	(38,270)	(54,230)
Gain from the sale of business	41,967	—
Other income, net	14,888	2,985
Total non-operating income and expense	$23,883	$(44,121)
Interest Income
Interest income for the nine months ended September 30, 2021 decreased by $1.8 million as compared to the same period last year primarily due to the settlement of cross-currency swaps designated as net investment hedges during Q4 2020.
Interest Expense
Interest expense for the nine months ended September 30, 2021 decreased by $16.0 million as compared to the same period last year primarily due to the elimination of the non-cash interest expense as the result of the adoption ASU 2020-06 and the expenses associated with Amended and Restated Senior Credit Agreement which occurred in the prior period. See Note 1- Basis of Presentation for details in relation to the adoption of ASU 2020-06.
Gain from the sale of business
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.0 million in the first quarter of the current year.
Other Income, net
Other income, net for the nine months ended September 30, 2021, increased by $11.9 million primarily due to income associated with the transition services agreement with Smith and Nephew which was partially offset by an unfavorable impact of foreign exchange in the prior year.
Income Taxes

	Nine Months Ended September 30,
Dollars in thousands	2021	2020
Income before income taxes	$162,890	$54,604
Income tax (benefit) expense	39,199	13,456
Effective tax rate	24.1%	24.6%
The Company’s effective income tax rates for the nine months ended September 30, 2021 and 2020 were 24.1% and 24.6%, respectively.
For the nine months ended September 30, 2021, the primary driver of the tax rate is due to the jurisdictional mix of income and a benefit related to excess tax benefits from stock compensation, offset by the tax impact of the gain on the sale of the Extremity Orthopedics business which was completed during the first quarter of 2021. For the nine months ended September 30, 2020, the primary drivers of the tax rate are the jurisdictional mix of income and a $4.2 million recognition of a deferred tax liability related to an outside tax basis from the sale of the Extremity Orthopedics business.
The Company expects its effective income tax rate for the full year to be approximately 24.1%, driven primarily by the jurisdictional mix of income and the tax impact of the gain from the sale of its Extremity Orthopedic business, which closed during the first quarter.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration has proposed tax reform which, if enacted, would increase the Company’s U.S. federal income tax liability. Further, legislation in foreign jurisdictions may be enacted, in response to the base erosion and profit-shifting (BEPS) project begun by the Organization for Economic Cooperation and Development (OECD). The OECD recently finalized major reform of the international tax system with respect to a minimum tax rate. Such changes in U.S. and Non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
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
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
United States	$275,775	$266,477	$801,754	$695,179
Europe	46,458	45,995	140,714	123,917
Asia Pacific	45,015	40,473	136,616	113,934
Rest of World	19,613	17,287	57,840	50,191
Total Revenues	$386,861	$370,232	$1,136,924	$983,221
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
Domestic revenues increased by $9.3 million for the three months ended September 30, 2021 compared to the same period last year. European sales increased by $0.5 million for the three months ended September 30, 2021 compared to the same period last year. Sales to customers in Asia Pacific increased by $4.5 million for the three months ended September 30, 2021. The Rest of World for the three months ended September 30, 2021 increased by $2.3 million compared to the same period last year. The increase in revenues globally was primarily driven by the continued recovery experienced from the COVID-19 pandemic across all franchises compared to the prior year due to rebound in surgical procedure volumes as well as the launch of the CereLink™ ICP Monitor which occurred in the third quarter. Sales in China and Japan continue to drive international growth, and continue to see improving performance in several key markets in Europe, Canada and our indirect markets.
Domestic revenues increased by $106.6 million for the nine months ended September 30, 2021 compared to the same period last year. European sales increased by $16.8 million for the nine months ended September 30, 2021 compared to the same period last year. Sales to customers in Asia Pacific increased by $22.7 million for the nine months ended September 30, 2021. The Rest of World for the nine months ended September 30, 2021 increased by $7.6 million compared to the same period last year. The increase in revenues globally was primarily as a result of the continued recovery experienced from the COVID-19 pandemic across all franchises compared to the prior year due to rebound in surgical procedure volumes.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The working capital as of September 30, 2021 and December 31, 2020 was $770.9 million and $836.2 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities

The Company had cash and cash equivalents totaling approximately $470.2 million  at September 30, 2021 and December 31, 2020 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2021, our non-U.S. subsidiaries held approximately $265.6 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S. The Company does not anticipate the need to repatriate earnings from foreign subsidiaries as a result of the impact of the COVID-19 pandemic.
Cash Flows

	Nine Months Ended September 30,
Dollars in thousands	2021	2020
Net cash provided by operating activities	$243,150	$123,570
Net cash used in investing activities	(133,958)	(32,152)
Net cash (used) provided by financing activities	(98,747)	100,403
Effect of exchange rate fluctuations on cash	(10,380)	5,547
Cash Flows Provided by Operating Activities
Operating cash flows for the nine months ended September 30, 2021 increased by $119.6 million compared to the same period in 2020. Net income after removing the impact of the gain on sale of business and non-cash adjustments increased for the nine months ended September 30, 2021 by approximately $25.4 million as compared to the same period in 2020 primarily due to the continuing revenue recovery in the current year as compared to the height of the COVID-19 pandemic in the first half of the 2020. The changes in assets and liabilities, net of business acquisitions, increased cash flows by $43.4 million as compared to the decrease of $50.8 million for the same period in 2020. The improvement in 2021 working capital is attributable to a smaller increase in inventory of $3.6 million due to investments in building safety stock made in the prior year where inventory increased by $45.5 million.
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
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2021, we paid a net cash amount of $303.9 million in relation to the acquisition of ACell and received net proceeds of $190.5 million for the sale of the Extremity Orthopedics business. The Company also paid for $20.6 million capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
During the nine months ended September 30, 2020, the Company paid $30.5 million for capital expenditures, most of which were directed to our facilities located in Mansfield, MA; Boston, MA; Memphis, TN; and Princeton, NJ.
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the nine months ended September 30, 2021 were repayments of $114.3 million under our Senior Credit Facility and Securitization Facility. In addition, the Company had $4.3 million in cash taxes paid in net equity settlements. These uses were offset by $6.6 million proceeds from the exercise of stock options and $13.5 million borrowings under our Senior Credit Facility and Securitization Facility.
Sources of cash from financing activities in the nine months ended September 30, 2020 were $515.3 million proceeds from the issuance of Convertible Senior Notes including the call and warrant transactions, $151.3 million borrowing under our Senior Credit Facility and Securitization Facility. These were offset by repayments of $441.0 million on the revolving portion of our Senior Credit Facility and Securitization Facility, $24.3 million debt issuance costs related to the Amended and Restated Senior Credit Agreement and the issuance of the 2025 Notes and $100.0 million purchases of treasury stock.

Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6, Debt to the current period’s condensed consolidated financial statements for a discussion of our Amended and Restated Senior Credit Agreement, the 2025 Notes and Securitization Facility and Note 7- Derivative Instruments for discussion of our hedging activities. We are forecasting that sales and earnings for the next twelve months will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment and July 2020 Amendment to the Senior Credit Facility.
Share Repurchase Plan
On December 7, 2020, the Board authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. The Company has $225.0 million remaining under the share repurchase of its Common Stock. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.
During the year ended December 31, 2020, the Company repurchased 2.1 million shares of Integra’s common stock as a part of our previous share repurchase authorization. The Company utilized $100.0 million of net proceeds from the offering of the 2025 Notes to execute the share repurchase transactions. This included $7.6 million from certain purchasers of the convertible notes in conjunction with the closing of the offering. On February 5, 2020, the Company entered into a $92.4 million accelerated share repurchase ("ASR") to complete the remaining $100.0 million of share repurchase. The Company received 1.3 million shares through the ASR, which represented approximately 80% of the expected total shares. Upon settlement of the ASR in June 2020, the Company received an additional 0.6 million shares determined using the volume-weighted average price of the Company's common stock during the term of the transaction.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the nine months ended September 30, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Contractual Obligations and Commitments
As of September 30, 2021, the Company is obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
Dollars in millions	Total	Remaining 2021	2022-2023	2024-2025	Thereafter
Revolving Credit Facility (1)	$20.0	$—	$—	$20.0	$—
Term Loan	855.0	11.2	106.9	736.9	—
Securitization Facility (1)	111.7	—	—	111.7	—
Convertible Debt (4)	575.0	—	—	575.0	—
Interest (2)	36.9	5.7	21.1	10.1	—
Employment Agreements (3)	0.3	0.3	—	—	—
Operating Leases	143.6	4.2	32.1	23.8	83.5
Purchase Obligations	3.8	0.5	3.3	—	—
Other	3.4	0.4	1.0	2.0	—
Total	$1,749.7	$22.3	$164.4	$1,479.5	$83.5
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
(4) On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its of 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the Notes. See Note 6- Debt, for the details on the 2025 Notes.
The Company has excluded its contingent consideration obligation related to prior and current year acquisitions from the contractual obligations table above; this liability had a total estimated fair value of $37.8 million at September 30, 2021. This liability has been excluded because the amount to be paid or the potential payment date is not fixed.
The Company has excluded its future pension contribution obligations from the table above. This has been excluded because the future amounts to be paid and the potential payment dates are not fixed.
The Company has excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $0.8 million at September 30, 2021. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 have not materially changed.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 1- Basis of Presentation to the current period’s condensed consolidated financial statements.

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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 7- Derivative Instruments for further information.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2021 would increase interest income by approximately $4.7 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis point. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of September 30, 2021. The total notional amounts related to the Company’s interest rate swaps were $1.8 billion with $875.0 million effective as of September 30, 2021. Based on our outstanding borrowings at September 30, 2021, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis. See Note 7- Derivative Instruments, for the details of interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16- Commitment and Contingencies.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information pertaining to our common stock under the repurchase program can be found in Note 11- Treasury Stock.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Reference is hereby made to the Exhibit Index on page 52.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	November 2, 2021	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2021	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2021	/s/ Jeffrey A. Mosebrook
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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 2, 2021 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.