Form 10-Q
period 2022-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2022-04-27
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2022 was 83,135,133.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Total revenue, net	$376,638	$360,071

Costs and expenses:
Cost of goods sold	142,569	145,823
Research and development	24,085	22,374
Selling, general and administrative	159,926	156,633
Intangible asset amortization	3,894	4,527
Total costs and expenses	330,474	329,357
Operating income	46,164	30,714
Interest income	1,377	1,748
Interest expense	(11,655)	(12,929)
Gain from the sale of business	—	42,876
Other income, net	3,429	4,869
Income before income taxes	39,315	67,278
Provision for income taxes	6,414	21,884
Net income	$32,901	$45,394

Net income per share
Basic	$0.39	$0.54
Diluted	$0.39	$0.53

Weighted average common shares outstanding (See Note 13):
Basic	83,632	84,500
Diluted	84,276	85,258
Comprehensive income (See Note 14)	57,031	75,826
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$407,092	$513,448
Trade accounts receivable, net of allowances of $3,895 and $4,735	234,010	231,831
Inventories, net	328,005	317,386
Prepaid expenses and other current assets	96,946	91,051
Total current assets	1,066,053	1,153,716
Property, plant and equipment, net	309,209	311,703
Right of use asset - operating leases	81,644	84,543
Intangible assets, net	1,121,971	1,145,573
Goodwill	1,008,928	1,013,458
Deferred tax assets, net	54,679	56,950
Other assets	29,513	16,440
Total assets	$3,671,997	$3,782,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$45,000	$45,000
Current portion of lease liability - operating leases	14,300	14,775
Accounts payable, trade	88,371	61,837
Contract liabilities	5,343	5,295
Accrued compensation	57,477	92,656
Accrued expenses and other current liabilities	105,342	120,458
Total current liabilities	315,833	340,021
Long-term borrowings under senior credit facility	824,772	824,257
Long-term borrowings under securitization facility	112,000	112,500
Long-term convertible securities	565,155	564,426
Lease liability - operating leases	87,806	90,329
Deferred tax liabilities	56,633	45,788
Other liabilities	94,601	120,258
Total liabilities	2,056,800	2,097,579
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 89,956 and 89,600 issued at March 31, 2022 and December 31, 2021, respectively	900	896
Additional paid-in capital	1,266,739	1,264,943
Treasury stock, at cost; 6,823 shares and 4,899 shares at March 31, 2022 and December 31, 2021, respectively	(362,886)	(234,448)
Accumulated other comprehensive loss	(21,025)	(45,155)
Retained earnings	731,469	698,568
Total stockholders’ equity	1,615,197	1,684,804
Total liabilities and stockholders’ equity	$3,671,997	$3,782,383
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$32,901	$45,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,724	29,214
Non-cash impairment charges	—	2,754
Deferred income tax provision (benefit)	3,544	(1,234)
Share-based compensation	6,291	6,334
Amortization of debt issuance costs and expenses associated with debt refinancing	1,724	1,721
Non-cash lease expense	(17)	1,522
Loss on disposal of property and equipment	712	(2)
Gain from the sale of business	—	(42,876)
Change in fair value of contingent consideration and others	(765)	281
Changes in assets and liabilities:
Accounts receivable	(3,116)	16,756
Inventories	(11,561)	(2,332)
Prepaid expenses and other current assets	(5,046)	(3,574)
Other non-current assets	2,283	10,419
Accounts payable, accrued expenses and other current liabilities	(9,754)	14,449
Contract liabilities	—	(83)
Other non-current liabilities	(2,576)	(9,662)
Net cash provided by operating activities	44,344	69,081
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,325)	(6,675)
Proceeds from sale of Extremity Orthopedics business	—	191,736
Acquired in-process research and development milestone	(4,742)	—
Cash paid for business acquisitions, net of cash acquired	—	(302,627)
Net cash used in investing activities	(14,067)	(117,566)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	11,250	600
Payments on debt	(11,750)	(2,200)
Purchases of treasury stock	(125,000)	—
Proceeds from exercised stock options	1,239	2,222
Cash taxes paid in net equity settlement	(9,204)	(3,637)
Net cash used in financing activities	(133,465)	(3,015)
Effect of exchange rate changes on cash and cash equivalents	(3,168)	(9,690)
Net decrease in cash and cash equivalents	(106,356)	(61,190)
Cash and cash equivalents at beginning of period	513,448	470,166
Cash and cash equivalents at end of period	$407,092	$408,976
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	32,901	32,901
Other comprehensive income, net of tax	—	—	—	—	—	24,130	—	24,130
Issuance of common stock through employee stock purchase plan	17	—	—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	339	4	14	714	(9,758)	—	—	(9,040)
Share-based compensation	—	—	—	—	6,324	—	—	6,324
Accelerated shares repurchased	—	$—	(1,938)	$(129,152)	$4,152	$—	$—	$(125,000)
Balance, March 31, 2022	89,956	$900	(6,823)	$(362,886)	$1,266,739	$(21,025)	$731,469	$1,615,197

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	89,251	$893	(4,914)	$(235,141)	$1,290,908	$(74,059)	$532,266	$1,514,867
Net income	—	—	—	—	—	—	45,394	45,394
Other comprehensive income, net of tax	—	—	—	—	—	30,432	—	30,432
Issuance of common stock through employee stock purchase plan	18	—	—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	137	1	15	680	(3,222)	—	—	(2,541)
Share-based compensation	—	—	—	—	6,098	—	—	6,098
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,772)	(66,046)
Balance, March 31, 2021	89,406	$894	(4,899)	$(234,461)	$1,231,637	$(43,627)	$574,888	$1,529,331
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
In the opinion of management, the March 31, 2022 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders' equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The December 31, 2021 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic, including reductions in capital and overall spending by our customers, increased freight costs, decreased availability of certain raw materials used in certain of our products and labor constraints. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the Company’s business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. Although there was not a material impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2022, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, duration of the pandemic, including resurgences, new variants or strains, impact of government regulations, the speed and effectiveness of vaccine distribution, vaccine adoption rates and the duration of direct and indirect economic effects of the pandemic and containment measures. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Employee Termination Benefits
The Company incurred restructuring costs related to employee terminations associated with a future plant closure in the consolidated statement of operations for the three months ended March 31, 2022. Restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheet for the three months ended March 31, 2022 and December 31, 2021, respectively. Restructuring liability activity for the three months ended March 31, 2022 were as follows:

(Dollars in thousands)	Amount
Balance at December 31, 2021	$10,226
Charges:
Cost of Goods Sold	$984
Research and development	79
Selling, general and administrative	195
Adjustments	$(365)
Balance at March 31, 2022	$11,119
Recent Accounting Pronouncements
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform- Scope which clarified certain optional expedients and exceptions to entities that are affected because of the reference rate reform. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company currently has contracts that are indexed to LIBOR and are continuing to monitor this activity and evaluate the associated risk. The Company is continuing to evaluate the scope of impacted contracts and the potential impact. The Company is also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, the Company does not expect a material impact to the consolidated financial statements and related disclosures associated with this transition.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As detailed in Note 6, Debt, on February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes are subject to the guidance included in ASU 2020-06. The Company adopted this guidance on January 1, 2021 using the modified retrospective approach which resulted in a cumulative-effect adjustment that increased (decreased) the following consolidated balance sheet accounts:

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
On December 9, 2020, the Company made an irrevocable election under the indenture to require the principal portion of its 2025 Notes to be settled in cash and any excess in shares. Following the irrevocable notice, only the amounts settled in excess of the principal will be considered in diluted earnings per share under the “if-converted” method. Upon adoption of ASU 2020-06, the Company’s 2025 Notes were reflected entirely as a liability since the embedded conversion feature will no longer be separately presented within stockholders’ equity. Additionally, from January 1, 2021, the Company is no longer incurring non-cash interest expense for the amortization of debt discount.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the regulations of the U.S. Securities and Exchange Commission (the "SEC"). The ASU has been effective for the Company for annual and interim periods beginning after January 1, 2021. The Company adopted this standard on the January 1, 2021. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements and related disclosures.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The amendment had no impact to the Company as the effect will largely depend on the terms of written call options or financings issued or modified in the future.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.
2. ACQUISITIONS AND DIVESTITURES
Sale of Extremity Orthopedics Business
On January 4, 2021, the Company completed the sale of its Extremity Orthopedics business to Smith & Nephew USD Limited ("Smith & Nephew"). The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith & Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO") effectively terminating the licensing agreement between Integra and the CFO relating to the development of shoulder arthroplasty products.
The divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the Extremity Orthopedics business to the Company's Tissue Technologies reportable business segment. In connection with the sale, the Company recognized a preliminary gain of $42.9 million that was presented in Gain from the sale of business in the consolidated statement of operations for the three months ended March 31, 2021. The gain was finalized at $41.8 million as Gain from the sale of business for the year ended December 31, 2021. The Company finalized the net working capital and paid an additional $1.3 million to Smith & Nephew as of December 31, 2021.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company also entered into a transition services agreement with Smith & Nephew which requires the Company to provide certain services on behalf of Smith & Nephew for the duration of the period subsequent to the sale of the business as defined in the transition services agreement. The Company also recognized a payable due to Smith & Nephew of $8.5 million for invoicing and cash collection from customers on behalf of Smith & Nephew, pursuant to the transition services agreement, as of March 31, 2022, which is included in the consolidated balance sheets within accrued expenses and other current liabilities. In April 2022, the Company and Smith & Nephew completed a significant portion of the transition service agreement, including order-to-cash.
ACell, Inc. Acquisition
On January 20, 2021, the Company acquired ACell, Inc. (the "ACell Acquisition") for a total purchase price of $306.9 million plus contingent consideration of up to $100 million, which may be payable upon the Company achieving certain revenue-based performance milestones in 2022, 2023 and 2025. The final working capital adjustments of $1.3 million was finalized and paid as of June 30, 2021. Prior to the acquisition, ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix, a technology platform derived from porcine urinary bladder extracellular matrix.
Assets Acquired and Liabilities Assumed at Fair Value
The ACell Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination are recognized at their fair values as of the acquisition date.
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Final Valuation	Weighted Average Life
Current assets:
Cash	$2,726
Trade accounts receivable, net	16,469
Inventories, net	18,299
Prepaid expenses and other current assets	1,498
Total current assets	$38,992
Property, plant and equipment, net	13,769
Intangible assets	245,000	13-14 years
Goodwill	94,147
Right of use asset - operating leases	9,259
Deferred tax assets	7,465
Other assets	148
Total assets acquired	$408,780

Current liabilities:
Accounts payable	$718
Accrued expenses	5,966
Current portion of lease liability - operating leases	1,673
Total current liabilities	$8,357
Other long-term liability	276
Lease liability - operating leases	7,585
Deferred tax liability	61,724
Contingent consideration	23,900
Total liabilities assumed	$101,842

Net assets acquired	$306,938

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
Goodwill
The Company allocated goodwill related to the ACell acquisition to the Tissue Technologies reportable business segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined company and assembled workforce. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.
Contingent Consideration
As part of the ACell Acquisition, the Company is required to make payments to the former shareholders of ACell up to $100 million based on the achievement by the Company of certain revenue-based performance milestones in 2022, 2023, and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The estimated fair value as of March 31, 2022 was $22.1 million. The Company recorded $17.2 million and $23.9 million in other liabilities at March 31, 2022 and March 31, 2021, respectively, and $4.9 million in as accrued expenses and other current liabilities at March 31, 2022 in the consolidated balance sheet of the Company.
The Company determined the acquisition date fair value of contingent consideration obligations using a Monte Carlo simulation, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts in ASC 820. The resultant most likely payouts are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligations are revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent considerations may result from changes in discount periods and rates and changes in the timing and amount of revenue estimates.
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
The following table summarized the changes in the contract asset and liability balances for the three months ended March 31, 2022:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2022	$11,412
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(11,412)
Contract asset, net of transferred to trade receivables on contracts during the period	12,217
Contract asset, March 31, 2022	$12,217

Contract Liability
Contract liability, January 1, 2022	$11,946
Recognition of revenue included in beginning of year contract liability	$(1,702)
Contract liability, net of revenue recognized on contracts during the period	1,981
Foreign currency translation	(8)
Contract liability, March 31, 2022	$12,217
At March 31, 2022, the short-term portion of the contract liability of $5.3 million and the long-term portion of $6.9 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of March 31, 2022, the Company is expected to recognize revenue of approximately 44% of unsatisfied (or partially unsatisfied) performance obligations as revenue within twelve months, with the remaining balance to be recognized thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Neurosurgery	$194,675	$189,254
Instruments	52,633	51,987
Total Codman Specialty Surgical	247,308	241,241

Wound Reconstruction and Care	94,630	88,698
Private Label	34,700	30,132
Total Tissue Technologies	129,330	118,830
Total revenue	$376,638	$360,071
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	March 31, 2022	December 31, 2021
Finished goods	$165,186	$162,528
Work in process	70,901	65,323
Raw materials	91,918	89,535
Total inventories, net	$328,005	$317,386
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2022 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2021	$663,428	$350,030	$1,013,458
Foreign currency translation	(2,965)	(1,565)	(4,530)
Goodwill at March 31, 2022	$660,463	$348,465	$1,008,928

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,130,190	$(322,436)	$807,754
Customer relationships	12 years	$210,904	$(145,140)	$65,764
Trademarks/brand names	28 years	$97,907	$(32,285)	$65,622
Codman tradename	Indefinite	$166,849	$—	$166,849
Supplier relationships	30 years	$30,211	$(16,437)	$13,774
All other	11 years	$6,125	$(3,917)	$2,208
		$1,642,186	$(520,215)	$1,121,971

	December 31, 2021
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,132,954	$(307,013)	$825,941
Customer relationships	12 years	211,344	(142,755)	68,589
Trademarks/brand names	28 years	98,367	(31,468)	66,899
Codman tradename	Indefinite	167,758	—	167,758
Supplier relationships	30 years	30,211	(16,192)	14,019
All other	11 years	6,258	(3,891)	2,367
		$1,646,892	$(501,319)	$1,145,573
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $58.9 million for the remainder of 2022, $78.2 million in 2023, $77.6 million in 2024, $77.5 million in 2025, $77.4 million in 2026, $75.4 million in 2027 and $509.1 million thereafter.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2022, the Company was in compliance with all such covenants.
At March 31, 2022 and December 31, 2021, there was $42.5 million and $31.3 million, respectively, outstanding under the revolving portion of the Senior Credit Facility at weighted average interest rates of 1.7% and 1.4%, respectively. At March 31, 2022 and December 31, 2021, there was $832.5 million and $843.8 million, respectively, outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 1.7% and 1.4%, respectively. At both March 31, 2022 and December 31, 2021, there was $45.0 million, of the Term Loan component of the Senior Credit Facility classified as current on the consolidated balance sheets.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at March 31, 2022 were $43.4 million and $847.4 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of March 31, 2022 and December 31, 2021 totaled $1.6 million. There were no amounts drawn as of March 31, 2022.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended March 31, 2022	Principal Repayment
Dollars in thousands
Remainder of 2022	$33,750
2023	$61,875
2024	$67,500
2025	$669,375
$832,500
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $10.4 million for remainder of 2022, $13.0 million in 2023, $11.9 million in 2024, and $1.1 million in 2025. Interest is calculated on the term loan portion of the Senior Credit Facility based on LIBOR plus the certain amounts set forth in the Sixth Amended and Restated Credit Agreement. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of March 31, 2022, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
At December 31, 2020, the carrying amount of the liability component was $485.9 million, the remaining unamortized discount was $89.1 million, and the principal amount outstanding was $575.0 million. On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. At March 31, 2022, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at March 31, 2022 was $613.7 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
As a result of the adoption of ASU 2020-06, the Company recognized only cash interest related to the contractual interest coupon of $0.7 million on the 2025 Notes for the three months ended March 31, 2022 and March 31, 2021.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of March 31, 2022, the Company was in compliance with the covenants and none of the termination events had occurred.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. The May 2021 Amendment does not increase the Company’s total indebtedness.
At March 31, 2022 and December 31, 2021, the Company had $112.0 million and $112.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 1.2% and 1.1%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at March 31, 2022 was $113.0 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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
The Company held the following interest rate swaps as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	March 31, 2022	December 31, 2021					March 31, 2022	December 31, 2021
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month USD LIBOR Loan	300,000	300,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	(1,619)	(5,268)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	(138)	(5,520)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	743	(7,421)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(1,898)	(5,512)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(1,937)	(5,464)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(1,843)	(5,494)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	(1,984)	(6,886)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	(2,140)	(6,764)
1-month USD LIBOR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	11,026	3,552
1-month USD LIBOR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	2,722	821
	$1,775,000	$1,775,000					$2,932	$(43,957)
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
During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $9.7 million, to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD") and intercompany receivables denominated in Japanese Yen ("JPY"). The contracts are not designated as hedging instruments. The Company subsequently settled its foreign currency forward contracts associated with the intercompany receivables denominated in JPY during the first quarter of 2021. The Company recognized a $0.2 million loss from the change in fair value of the contracts, which was included in other income, net in the consolidated statement of operations as of March 31, 2022 and March 31, 2021. The fair value of the foreign currency forward contracts denominated in CAD was $0.2 million as of March 31, 2022 and December 31, 2021.
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional of $7.3 million to mitigate the risk from fluctuations in foreign currency exchange rates associated with certain intercompany loan denominated in Japanese Yen ("JPY"). In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The change in fair value of the foreign currency swap was $1.0 million as of March 31, 2022.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

					March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	145,598	(7,354)	(8,283)
Receive U.S.$			4.52%		$150,000	150,000

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	391,387	397,137	(2,421)	41
Receive U.S.$			3.98%		$439,366	445,821

Total							$(9,775)	$(8,242)
On October 4, 2021 in accordance with the termination date, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $50.0 million. The gain recorded by the Company upon the settlement of the swap was not material for the period.
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2022, and 2021, the Company recorded a gain of $6.5 million and $42.9 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans.
For the three months ended March 31, 2022, and 2021, the Company recorded a gain of $7.9 million and $40.2 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.
For the three months ended March 31, 2022, and 2021, the Company recorded a gain of $1.8 million and $1.3 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of March 31, 2022 within the next twelve months is $2.4 million. As of March 31, 2022, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

						March 31, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	3,035	2,503
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	2,452	2,147
Receive U.S.$			2.19%		$45,000

Pay CHF	December 16, 2020	December 16, 2027	—%	CHF	222,300	(1,716)	(792)
Receive U.S.$			1.10%		$250,000

Total						$3,771	$3,858

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
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2022 and 2021, the Company recorded gains of $1.3 million and $40.2 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps.
For the three months ended March 31, 2022, and 2021, the Company recorded gains of $1.3 million and $1.7 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of March 31, 2022 within the next twelve months is $5.3 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2022	December 31, 2021
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Cross-currency swap	$4,943	$4,900
Net Investment Hedges
Cross-currency swap	5,299	5,120
Other assets
Cash Flow Hedges
Interest rate swap(2)	16,393	4,373
Cross-currency swap	—	—
Net Investment Hedges
Cross-currency swap	2,953	2,104
Total derivatives designated as hedges — Assets	$29,588	$16,497

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$7,045	$18,187
Cross-currency swap	$7,354	8,283
Net Investment Hedges
Cross-currency swap	$—	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	$6,416	30,143
Cross-currency swap	$7,364	4,859
Net Investment Hedges
Cross-currency swap	$4,481	3,366
Total derivatives designated as hedges — Liabilities	$32,660	$64,838
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At March 31, 2022 and December 31, 2021, the total notional amounts related to the Company’s interest rate swaps were both $1.8 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2022 and 2021:

Dollars in thousands	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Three Months Ended March 31, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$41,675	$(5,213)	$2,932	Interest expense
Cross-currency swap	(9,688)	316	8,331	(17,703)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,321)	1,309	1,320	(2,332)	Interest income
	$(55,965)	$43,300	$4,438	$(17,103)
Three Months Ended March 31, 2021
Cash Flow Hedges
Interest rate swap	$(93,769)	$34,518	$(5,705)	$(53,546)	Interest expense
Cross-currency swap	(1,073)	40,194	44,150	(5,029)	Other income, net
Net Investment Hedges
Cross-currency swap	(12,291)	13,573	1,711	(429)	Interest income
	$(107,133)	$88,285	$40,156	$(59,004)
8. STOCK-BASED COMPENSATION
As of March 31, 2022, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.
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
Stock Options
As of March 31, 2022, there were approximately $5.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 145,565 stock options granted during the three months ended March 31, 2022. For the three months ended March 31, 2022, the weighted average grant date fair value for stock options was $23.15 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of March 31, 2022, there was approximately $44.6 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 320,385 restricted stock awards and 130,753 performance stock awards during the three months ended March 31, 2022. For the three months ended March 31, 2022, the weighted average grant date fair value for restricted stock awards and performance stock units was $65.27 and $65.11 per award, respectively.

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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2022 were $0.3 million. The components of the net periodic benefit costs other than the service cost component of $0.7 million for the three months ended March 31, 2022 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2021 were $0.6 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million for the three months ended March 31, 2021 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $34.9 million and $39.9 million as of March 31, 2022 and December 31, 2021, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2022 and December 31, 2021. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
During the first quarter of 2020, employees participating in the Company's deferred compensation plan began to defer their compensation. This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at March 31, 2022 were $4.7 million and $3.8 million as of March 31, 2022 and December 31, 2021. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of March 31, 2022. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the three months ended March 31, 2022 and March 31, 2021 was $4.9 million and $5.3 million respectively, which includes $0.1 million, in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	March 31, 2022	December 31, 2021
ROU assets	$81,644	$84,543

Current lease liabilities	14,300	14,775
Non-current lease liabilities	87,806	90,329
Total lease liabilities	$102,106	$105,104

Weighted average remaining lease term (in years):
Leased facilities	10.8 years	10.4 years
Leased vehicles	2.1 years	2.1 years

Weighted average discount rate:
Leased facilities	5.2%	5.1%
Leased vehicles	2.7%	2.6%
Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 were as follows:

Dollars in thousands	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,696	$3,761

ROU assets obtained in exchange for lease liabilities:
Operating leases	$507	$9,662
Future minimum lease payments under operating leases at March 31, 2022 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2022	$222	$13,012	$13,234
2023	296	15,254	15,550
2024	296	13,180	13,476
2025	296	11,422	11,718
2026	296	9,825	10,121
2027	296	9,239	9,535
Thereafter	246	59,223	59,469
Total minimum lease payments	$1,948	$131,155	$133,103
Less: Imputed interest			30,997
Total lease liabilities			102,106
Less: Current lease liabilities			14,300
Long-term lease liabilities			87,806
There were no future minimum lease payments under finance leases at March 31, 2022.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
11. TREASURY STOCK
As of March 31, 2022 and December 31, 2021, there were 6.8 million and 4.9 million shares of treasury stock outstanding with a cost of $362.9 million and $234.4 million, at a weighted average cost per share of $53.18 and $47.86, respectively.
On December 7, 2020, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2022. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
On January 12, 2022, the Company entered into a $125.0 million accelerated share repurchase ("2022 ASR") and received 1.48 million shares of Company common stock at inception of the 2022 ASR, which represented approximately 80% of the expected total shares under the 2022 ASR. On March 24, 2022, the early exercise provision under the 2022 ASR was exercised by 2022 ASR counterparty. Upon settlement of the 2022 ASR on March 24, 2022, the Company received an additional 0.46 million shares determined using the volume-weighted average price of the Company's common stock during the term of the 2022 ASR.
On April 26 2022, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2024. This stock repurchase authorization replaces the previous $225 million stock repurchase authorization, of which $100 million remained authorized at the time of its replacement, and which was otherwise set to expire on December 31, 2022. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended March 31,
	2022	2021
Reported tax rate	16.3%	32.5%
The Company’s effective income tax rates for the three months ended March 31, 2022 and 2021 were 16.3% and 32.5%, respectively. For the three months ended March 31, 2022, the primary drivers of the tax rate are a favorable jurisdictional mix of income, as well as a $0.8M benefit related to excess tax benefits from stock compensation. For the three months ended March 31, 2021, the primary driver of the higher tax rate is the tax impact of the gain on the sale of the Extremity Orthopedics business, which closed during the first quarter of 2021.
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration has proposed tax reform which, if enacted, may increase the Company’s U.S. federal income tax liability. Further, legislation in foreign jurisdictions may be enacted, in response to the base erosion and profit-sharing project begun by the Organization for Economic Cooperation and Development ("OECD"). The OECD recently finalized major reform of the international tax system with respect to a global minimum tax rate. Such changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
As of March 31, 2022, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and there is no material cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans. As such, the Company has determined the tax impact of repatriating these foreign earnings would not be material as of March 31, 2022.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2022	2021
Basic net income per share:
Net income	$32,901	$45,394
Weighted average common shares outstanding	83,632	84,500

Basic net income per common share	$0.39	$0.54

Diluted net income per share:
Net income	$32,901	$45,394

Weighted average common shares outstanding — Basic	83,632	84,500
Effect of dilutive securities:
Stock options and restricted stock	644	758
Weighted average common shares for diluted earnings per share	84,276	85,258

Diluted net income per common share	$0.39	$0.53
Common stock of approximately 0.2 million and 0.5 million shares at March 31, 2022, and 2021, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
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
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Net income	$32,901	$45,394
Foreign currency translation adjustment	(5,683)	(6,802)
Change in unrealized loss on derivatives, net of tax	29,822	36,915
Pension liability adjustment, net of tax	(9)	319
Comprehensive income, net	$57,031	$75,826

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2021 and March 31, 2022 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2022	$(42,981)	$1,893	$(4,067)	$(45,155)
Other comprehensive gain (loss)	33,234	(9)	(5,683)	27,542
Less: Amounts reclassified from accumulated other comprehensive income, net	3,412	—	—	3,412
Net current-period other comprehensive gain (loss)	29,822	(9)	(5,683)	24,130
Balance at March 31, 2022	$(13,159)	$1,884	$(9,750)	$(21,025)
For the three months ended March 31, 2022, the Company reclassified a gain of $6.4 million and a loss of $3.0 million from accumulated other comprehensive loss to other income, net and interest income, respectively.
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below.
•The Codman Specialty Surgical segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, cranial stabilization equipment, and solutions for use in minimally invasive neurosurgery and in the management of intracerebral hemorrhages, and (ii) the Instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices.
•The Tissue Technologies segment includes a large, complementary portfolio of products to address plastic and surgical reconstructive procedures such as complex and traumatic wounds, hernia and abdominal wall repair, breast reconstruction, and nerve repair. The Tissue Technologies segment has four unique technology platforms, including bovine engineered collagen matrix, bovine dermal matrix, amniotic technology and porcine bladder matrix technology, to address regenerative soft tissue reconstruction procedures.
The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Segment Net Sales
Codman Specialty Surgical	$247,308	$241,241
Tissue Technologies	129,330	118,830
Total revenues	$376,638	$360,071
Segment Profit
Codman Specialty Surgical	$110,160	$106,778
Tissue Technologies	53,893	50,011
Segment profit	164,053	156,789
Amortization	(3,894)	(4,527)
Corporate and other	(113,995)	(121,548)
Operating income	$46,164	$30,714

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
United States	$263,351	$247,793
Europe	43,744	45,819
Asia Pacific	47,717	47,295
Rest of World	21,826	19,164
Total Revenues	$376,638	$360,071
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the three month period ended March 31, 2022 and March 31, 2021 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2022 and March 31, 2021 is as follows (in thousands):

Three Months Ended March 31, 2022	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 2)		Location in Financial Statements
	Short-term	Long-term		Long-term	Short-term	Long-term
Balance as of January 1, 2022	$3,691	$11,408		$230	$—	$21,800
Transfers	59	(59)		—	4,885	(4,885)
Change in fair value of contingent consideration liabilities	—	$(1065)	Research and development	—	—	300	Selling, general and administrative
Balance as of March 31, 2022	$3,750	$10,284		$230	$4,885	$17,215

Three Months Ended March 31, 2021	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Derma Sciences	ACell Inc. (See Note 2)	Location in Financial Statements
	Short-term	Long-term	Long-term	Long-term
Balance as of January 1, 2021	$3,415	$11,746	$230	$—
Additions from acquisition of ACell	—	—	—	23,900
Change in fair value of contingent consideration liabilities	17	265	—	—	Research and development
Balance as of March 31, 2021	$3,432	$12,011	$230	$23,900
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
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of March 31, 2022 and March 31, 2021 was $14.0 million and $15.4 million, respectively. The Company recorded $10.3 million and $12.0 million in other liabilities at March 31, 2022 and March 31, 2021, respectively, and $3.8 million and $3.4 million in accrued expenses and other current liabilities at March 31, 2022 and March 31, 2021, respectively, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of March 31, 2022 and March 31, 2021 was $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. These forward-looking statements include, but are not limited to, statements related to the Company's expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. These statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: risk of the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; delayed capital spending by the Company's customers; disruption and/or higher costs to the Company’s supply chain; staffing shortages in hospitals; labor impacts in our facilities; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading "Risk Factors" in this report, and in other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.
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
Integra manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical ("CSS") and Tissue Technologies ("TT"). The CSS segment, which represents two-thirds of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care and otolaryngology. We are the world leader in neurosurgery and one of the top three providers in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about one-third of our overall revenue and focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair.
We have key manufacturing and research facilities located in California, Indiana, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, Canada, China, France, Germany, Ireland and Switzerland. We source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors.
Integra is committed to delivering high quality products that positively impact the lives of millions of patients and their families. We focus on four key pillars of our strategy: 1) enabling an execution-focused culture, 2) optimizing relevant scale, 3) advancing innovation and agility, and 4) leading in customer experience. We believe that by sharpening our focus on these areas through improved planning and communication, optimization of our infrastructure, and strategically aligned acquisitions, we can build scale, increase competitiveness, and achieve our long-term goals.

To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. During 2021, the Company acquired ACell Inc. ("ACell"), an innovative regenerative medicine company specializing in the manufacturing of porcine urinary bladder extracellular matrices. This acquisition not only expanded the Company’s product offering of regenerative technologies, but it is also expected to support the Company’s long-term growth and profitability strategy as this product line has a financial profile similar to Integra’s other regenerative tissue products. All critical components of ACell have been integrated into the Company’s TT segment. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional details. In 2022, we continued to advance the development of pioneering neurosurgical technologies from our 2019 acquisitions, Arkis Biosciences, Inc. and Rebound Therapeutics Corporation
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential for significant returns on investment. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. In addition to acquisitions and organic reinvestment, we continually look to optimize our portfolio towards higher growth and higher margin businesses. As such, we may opportunistically divest businesses or discontinue products where we see limited runway for future value creation in line with our aspirations due in part to changes in the market, business fundamentals or the regulatory environment.
In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited ("Smith & Nephew"), a subsidiary of Smith & Nephew plc, for approximately $240 million in cash. This transaction enables us to increase our investments in our core neurosurgery and tissue technologies businesses and fund pipeline opportunities to expand our addressable markets to strengthen our existing leadership positions in these segments and drive future growth. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.
Commercial Channel Investments. Investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. To support our commercial efforts in Tissue Technologies, we utilize a two-tier specialist model to increase our presence in focused segments by creating a virtual selling organization to help serve the evolving needs of our customers. In addition, we continue to build upon our leadership brands across our product franchises in both CSS and TT to engage customers through enterprise-wide contracts with leading hospitals, integrated delivery networks and global purchasing organizations in the United States. Internationally, we have increased our commercial resources significantly in key emerging markets and are making investments to support our sales organization and maximize our commercial opportunities. Domestically, we have also increased our TT sales force in the United States to support the expanded regenerative tissue product portfolio that included ACell products. These investments in our international and dometic sales channel position us well for expansion and long-term growth.
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
Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In the third quarter of 2021, we launched our CereLink™ ICP Monitor System in the U.S. and Europe direct markets. CereLink provides enhanced accuracy, usability and advanced data presentation that provides clinicians with uncompromised, advanced continuous ICP monitoring that until now, has not been available when treating patients with traumatic brain injuries. Through the first quarter of 2022, we have continued the global rollout of Cerelink with product launches in Australia and Canada, as well as several other indirect markets in EMEA. We are focused on the development of core clinical applications in our electromechanical technologies portfolio. Also, we continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market.

In 2022 we continued to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, we added a platform technology, CerebroFlo® external ventricular drainage ("EVD"), catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. In 2019, we also acquired Rebound Therapeutics Corporation which specialized in a single-use medical device, known as Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In the third quarter of 2021, we conducted a limited clinical launch of the Aurora Surgiscope for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using this same technology platform for the treatment of intracerebral hemorrhages ("ICH").
Within our TT segment, during 2021, we completed one of the largest diabetic foot ulcers ("DFU"), randomized controlled trials of the PriMatrix® Dermal Repair Scaffold for the management of DFU. This multi-center study enrolled more than 225 patients with chronic DFU's over the course of 12-week treatments and 4-week follow-up phases. The results of this study, which was published in the Journal of Wound Care, demonstrated that PriMatrix plus standard of care ("SOC") consisting of sharp debridement, infection elimination, use of dressings and offloading was significantly more likely to achieve complete wound closure compared with SOC alone, with a median number of one application of the product. In the first quarter of 2022, we launched NeuraGen® 3D Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and designed to optimize the environment for nerve regeneration to allow for more complete functional recovery.
COVID-19 Pandemic
During this global crisis, the Company's focus remained on supporting patients, providing customers with life-saving products, and protecting the well-being of our employees. The rapid and evolving spread of the virus and subsequent variants have resulted in an unprecedented challenges to the global healthcare industry. In response to the pandemic, we acted swiftly by implementing protocols to ensure continuity of our manufacturing and distribution sites around the world and to provide for the safety of our employees.
The COVID-19 pandemic may continue to have widespread and unpredictable impacts and the Company has continued to manage risks in this uncertain environment. We remain confident that the underlying markets in which the Company competes remain attractive. We also remain focused on managing the business for the long-term. The Company's adaptability and resiliency in the face of this unprecedented crisis is made possible in part by prior investments in technology infrastructure and operations, as well as our talented and committed global workforce.
Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that the pandemic could cause a local and/or global economic recession. Any such economic recession could have a material adverse effect on the Company's long-term business as hospitals curtail and reduce capital as well as overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on travel and access to our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, disruption and/or higher costs to the Company’s supply chain, staffing shortages in hospitals and labor constraints in our facilities, could further impact our sales margins and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of surgical and medical intervention procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
FDA Matters
We manufacture and distribute products derived from human tissue for which FDA has specific regulations governing human cells, tissues and cellular and tissue-based products ("HCT/Ps"). An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. Refer to Item 1. Business and Item 1A. Risk Factors in our 2021 10-K report for further details around these FDA regulations and their potential effect on the Company's portfolio of morselized amniotic material-based products as well as the impact on consolidated revenues.
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD LLC's morselized amniotic membrane tissue-based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 of the Public Health Services Act ("Section 361") and that, as a result, BioD LLc ("BioD") would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and the Company have made known to the FDA their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In July 2020, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “2020 HCT/P Final Guidance”). The 2020 HCT/P Final Guidance document supersedes the November 2017 guidance by the same title.

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
Considering the risk of enforcement action, the Company discontinued the manufacturing of all morselized amniotic membrane tissue-based products prior to May 31, 2021. We no longer distribute these products. As of March 31, 2022, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic membrane tissue-based products.
On March 7, 2019, TEI Biosciences, Inc. ("TEI"), a wholly-owned subsidiary of the Company received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the FDA. The warning letter related to quality systems issues at TEI's manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. The Company submitted its initial response to the FDA Warning Letter on March 28, 2019 and provides regular progress reports to the FDA as to its corrective actions and, since the conclusion of the inspection, has undertaken significant efforts to remediate the observations and continues to do so. On October 28, 2021 the FDA initiated an inspection of the facility and at the conclusion of the inspection issued a FDA Form 483 on November 12, 2021 (the "2021 Form 483"). The Company provided an initial response to the inspection observations and will continue to provide responses to FDA. The Warning Letter and the 2021 FDA Form 483 do not restrict the Company’s ability to manufacture or ship products or require the recall of any products, nor do they restrict our ability to seek FDA 510(k) clearance of products. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The TEI Boston facility manufactures extracellular bovine matrix products. We cannot give any assurances that the FDA will be satisfied with our response to the Warning Letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the TEI Boston facility for the three months ended March 31, 2022 were approximately 5.1% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Divestiture
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business to Smith & Nephew. The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith & Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO"), effectively terminating the licensing agreement between Integra and CFO relating to the development of shoulder arthroplasty products. The Company recognized a gain of $42.9 million in connection with the sale that is presented in "Gain from the sale of business" in the consolidated statement of operations for the year ended March 31, 2021, and was finalized at $41.8 million during the year ended December 31, 2021, as a result of $1.3 million in net working payments, pursuant to the divestiture agreement. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.
Acquisition
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and the reach of our product portfolios and drive relevant scale to our customers.
On January 20, 2021, the Company acquired ACell, Inc. for an acquisition purchase price of $306.9 million plus contingent consideration obligations of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.

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
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2022 was $32.9 million, or $0.39 per diluted share, as compared to $45.4 million or $0.53 per diluted share for the three months ended March 31, 2021. The decrease in net income for the three months ended March 31, 2022, was primarily driven by the prior year gain of $42.9 million as a result of the sale of its Extremity Orthopedics business to Smith & Nephew. Excluding this gain, net income increased for the three months period ended March 31, 2022, principally driven by earnings from higher revenues compared to the prior period, partially offset by an increase in operating expenses for key growth priorities in research and development, selling and marketing areas.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Acquisition, divestiture and integration-related charges(1)	$574	$(27,001)
Structural optimization charges	6,320	3,979
EU medical device regulation	9,513	5,748
Total	$16,407	$(17,274)
(1) The Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.9 million for the three months ended March 31, 2021 which was partially offset by other acquisition, divestiture and integration-related charges. See Note 2, Acquisitions and Divestitures for details.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Cost of goods sold	$4,530	$10,179
Research and development	4,267	5,515
Selling, general and administrative	8,902	11,494
Gain from the sale of business(1)	—	(42,876)
Other income	(1,292)	(1,586)
Total	$16,407	$(17,274)
(1) See Note 2, Acquisitions and Divestitures for details.
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

Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Segment Net Sales
Codman Specialty Surgical	$247,308	$241,241
Tissue Technologies	129,330	118,830
Total revenues	$376,638	$360,071
Cost of goods sold	142,569	145,823
Gross margin on total revenues	$234,069	$214,248
Gross margin as a percentage of total revenues	62.1%	59.5%
Three Months Ended March 31, 2022 as Compared to Three Months Ended March 31, 2021
Revenues
For the three months ended March 31, 2022, total revenues increased by $16.6 million to $376.6 million from $360.1 million for the same period in 2021, inclusive of a unfavorable foreign currency impact of $4.6 million on revenues. Domestic revenues increased by $15.6 million, or 6.3%, to $263.4 million and were 69.9% of total revenues for the three months ended March 31, 2022 compared to $247.8 million during the same period in the prior year. International revenues increased by $1.0 million or 0.9% to $113.3 million for the three months ended March 31, 2022 compared to $112.3 million during the same period in the prior year. The increase in revenues was primarily driven by strong recovery of surgical procedures as well as favorable order timing for our private label business.
In the CSS segment, revenues were $247.3 million which was an increase of $6.1 million, or 2.5% as compared to the prior-year period, inclusive of a $4.2 million unfavorable foreign currency impact on revenue. The increase was as a result of the continued procedure recovery across neurosurgery and capital sales from the recent launch of the CereLink ICP monitoring system. Excluding the impact of foreign exchange, Neurosurgery portfolio grew mid single digits primarily due to sales in neuromonitoring and CSF Management. Sales in our instruments portfolio increased low single digits as compared to the same period in the prior year.
In the TT segment, revenues were $129.3 million which was an increase of $10.5 million, or 8.8% from the prior-year period, inclusive of a $0.4 million unfavorable foreign currency impact on revenue. Sales in our Wound Reconstruction business, after adjusting for comparative number of selling days for ACell revenue, increased low single digits, led by Integra Skin and PriMatrix. Sales in our Private Label business increased low double digits driven by continued COVID-19 recovery for our private label partners and timing of orders.
Gross Margin
Gross margin was $234.1 million for the three months ended March 31, 2022, an increase of $19.8 million from $214.2 million for the same period in 2021. Gross margin as a percentage of revenues was 62.1% for the three months ended March 31, 2022 and 59.5% or the same period in 2021. This increase in gross margin was due to higher revenues, favorable product mix, a decrease in amortization associated with technology-based intangible assets and a reduction of inventory step-up amortization in connection with the acquisition of ACell in 2021.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2022	2021
Research and development	6.4%	6.2%
Selling, general and administrative	42.5%	43.5%
Intangible asset amortization	1.0%	1.3%
Total operating expenses	49.9%	51.0%

Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $4.4 million, or 2.4% to $187.9 million in the three months ended March 31, 2022, compared to $183.5 million in the same period in 2021. The increase in operating expenses compared to the prior year primarily reflects increased selling costs associated with higher revenue, as well as higher spending for key growth initiatives in research and development, selling and marketing areas.
The Company continues to prioritize its operating costs to increase organic investments that will drive long-term growth including the support of new product development and introductions, clinical studies, geographic expansion and targeted U.S. sales channel expansion.
Research and Development
Research and development expenses for the three months ended March 31, 2022 increased by $1.7 million as compared to the same period in the prior year. This increase in spending resulted from additional spending on new product development, clinical studies and spending related to the European Union Medical Device Regulation compliance activities.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended March 31, 2022 increased by $3.3 million as compared to the same period in the prior year driven primarily due to increased selling costs associated with higher revenue, as well as increases to support key growth initiatives.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended March 31, 2022 was $3.9 million compared to $4.5 million for the same period in prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Interest income	$1,377	$1,748
Interest expense	(11,655)	(12,929)
Gain (loss) from the sale of business	—	42,876
Other income, net	3,429	4,869
Total non-operating income and expense	$(6,849)	$36,564
Interest Income
Interest income for the three months ended March 31, 2022 decreased by $0.4 million as compared to the same period last year.
Interest Expense
Interest expense for the three months ended March 31, 2022 decreased by $1.3 million as compared to the same period in the prior year primarily due to the impact of a $100 million interest rate swap that matured in second quarter of 2021 and related pay down on the revolving credit component of the Senior Credit Facility.
Gain from the sale of business
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.9 million for the three months ended March 31, 2021.
Other Income, net
Other income, net for the three months ended March 31, 2022 decreased by $1.4 million compared to the same period in the prior year primarily due to less income associated with the transition services agreement from the divestiture of the Extremity Orthopedics business and by a unfavorable impact of foreign exchange as compared to the prior year.

Income Taxes

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Income before income taxes	$39,315	$67,278
Income tax (benefit) expense	6,414	21,884
Effective tax rate	16.3%	32.5%
The Company’s effective income tax rates for the three months ended March 31, 2022 and 2021 were 16.3% and 32.5%, respectively.
For the three months ended March 31, 2022, the primary drivers of the tax rate are a favorable jurisdictional mix of income, as well as a $0.8M benefit related to excess tax benefit from stock compensation. For the three months ended March 31, 2021, the primary driver of the higher tax rate is the tax impact of the gain on the sale of the Extremity Orthopedics business, which closed during the first quarter of 2021.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration has proposed tax reform which, if enacted, may increase the Company’s U.S. federal income tax liability. Further, legislation in foreign jurisdictions may be enacted, in response to the base erosion and profit-shifting project begun by the Organization for Economic Cooperation and Development ("OECD"). The OECD recently finalized major reform of the international tax system with respect to a implementing a global minimum tax rate. Such changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
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
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
United States	$263,351	$247,793
Europe	43,744	45,819
Asia Pacific	47,717	47,295
Rest of World	21,826	19,164
Total Revenues	$376,638	$360,071
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

Domestic revenues increased by $15.6 million for the three months ended March 31, 2022 compared to the same period last year. European sales decreased by $2.1 million for the three months ended March 31, 2022 compared to the same period last year. Sales to customers in Asia Pacific increased by $0.4 million for the three months ended March 31, 2022. The Rest of World for the three months ended March 31, 2022 increased by $2.7 million compared to the same period last year. The international revenues were impacted by $4.6 million of unfavorable foreign exchange impact, with the larger impact in Europe. The increase in global revenues, inclusive of a $4.6 million unfavorable foreign exchange impact on revenue, was primarily driven by the strong recovery of procedures as well as favorable order timing for our private label business. Sales in China, Japan, Europe, Canada and our indirect markets continue to drive international growth.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company's working capital as of March 31, 2022 and December 31, 2021 was $750.2 million and $813.7 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $407.1 million and $513.4 million at March 31, 2022 and December 31, 2021 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2022, our non-U.S. subsidiaries held approximately $260.5 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Cash Flows

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Net cash provided by operating activities	$44,344	$69,081
Net cash used in investing activities	(14,067)	(117,566)
Net cash used in financing activities	(133,465)	(3,015)
Effect of exchange rate fluctuations on cash	(3,168)	(9,690)
Cash Flows Provided by Operating Activities
Operating cash flows for the three months ended March 31, 2022 decreased by $24.7 million compared to the same period in 2021. Net income after removing the impact of the gain on sale of business and non-cash adjustments increased for the three months ended March 31, 2022 by approximately $31.0 million as compared to the same period in 2021 primarily due to earnings from higher revenues, partially offset by higher expense related to support for key growth initiatives in research and development, selling and marketing areas. The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $29.8 million as compared to the increase of $26.0 million for the same period in 2021. The change in 2022 is mainly attributable to increases in inventory to support increased sales and decrease in accounts payable, accrued expenses and other current liabilities due to increased payments processed in the quarter. The changes in 2021 were primarily due to reduction in accounts receivable due to strong cash collections and increases in accounts payable, accrued expenses and other current liabilities.
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
Cash Flows Used in Investing Activities
During the three months ended March 31, 2022, the Company paid $9.3 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments as well as the final $4.7 million payment related to the final developmental milestone for Rebound Therapeutics Corporation.

During the three months ended March 31, 2021, we paid a net cash amount of $302.6 million in relation to the acquisition of ACell Inc. and received net proceeds of $191.7 million for the sale of the Extremity Orthopedics business. The Company also paid for $6.7 million capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the three months ended March 31, 2022 related to the repurchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement, repayments of $11.8 million under our Senior Credit Facility and Securitization Facility. In addition, the Company had $9.2 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the three months ended March 31, 2022 were $11.3 million borrowing under our Senior Credit Facility and Securitization Facility and $1.2 million proceeds from the exercise of stock options.
Uses of cash from financing activities in the three months ended March 31, 2021 were $2.2 million proceeds from the exercise of stock options which was partially offset by net repayments of $1.6 million on the Securitization Facility offset and $3.6 million cash taxes paid in net equity settlement.
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6, Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of our Amended and Restated Senior Credit Agreement, the 2025 Notes and Securitization Facility and Note 7, Derivative Instruments, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion of our hedging activities. We are forecasting that sales and earnings for the next twelve months will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment and July 2020 Amendment to the Senior Credit Facility.
Share Repurchase Plan
On January 12, 2022, the Company entered into a $125.0 million accelerated share repurchase ("2022 ASR") and received 1.48 million shares of the Company common stock at inception of the 2022 ASR, which represented approximately 80% of the expected total shares under the 2022 ASR. On March 24, 2022, the early exercise provision under the 2022 ASR was exercised by 2022 ASR counterparty. Upon settlement of the 2022 ASR on March 24, 2022, the Company received an additional 0.46 million shares determined using the volume-weighted average price of the Company's common stock during the term of the 2022 ASR.
On April 26, 2022, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2024. This stock repurchase authorization replaces the previous $225 million stock repurchase authorization, of which $100 million remained authorized at the time of its replacement, and which was otherwise set to expire on December 31, 2022. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing
See Note 11, Treasury Stock of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further details.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the three months ended March 31, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on revolving portion and Term Loan component of the Senior Credit Facility, Securitization Facility and Convertible Securities. See Note 6, Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The Company also leases some of our manufacturing facilities and office buildings which have future minimum lease payments associated. See Note 10, Leases and Related Party Leases to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a schedule of our future minimum lease payments. Amounts related to the Company's other obligations, including employment agreements and purchase obligations were not material.
The Company has contingent consideration obligation related to prior and current year acquisitions and future pension contribution obligations. See Note 9, Defined Benefit Plans and Note 16, Commitments and Contingencies to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The associated obligations are not fixed. The Company also has a liability for uncertain tax benefits including interest and penalties. See Note 12, Income Taxes to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The Company cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Employee Termination Benefits
The Company incurred restructuring costs related to employee terminations associated with a future plant closure in the consolidated statement of operations for the three months ended March 31, 2022, Restructuring costs were included in accrued expenses and other current liabilities in the consolidated balance sheet for the three months ended March 31, 2022 and year ended December 31, 2021. See Note 1, Basis of Presentation of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional details.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 have not materially changed.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 1, Basis of Presentation to the current period’s condensed consolidated financial statements.
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 7, Derivative Instruments of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2022 would increase interest income by approximately $4.1 million on an annual basis. No significant decrease in interest income would be expected based on our current earnings on our cash balances. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of March 31, 2022. The total notional amounts related to the Company’s interest rate swaps were $1.8 billion with $875.0 million effective as of March 31, 2022. Based on our outstanding borrowings at March 31, 2022, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis. See Note 7, Derivative Instruments, for the details of interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16, Commitment and Contingencies.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company during the quarter ended March 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the plans or program

01/01/22 - 01/31/22	1,477,760	64.50	1,477,760	100,000,000
02/01/22 - 02/28/22	—	—	—	100,000,000
03/01/22 - 03/31/22	460,250	64.50	460,250	100,000,000
	1,938,010	$64.50	1,938,010	100,000,000
On December 7, 2020, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock (the “repurchase program”). As part of the repurchase program, we entered into an accelerated share repurchase agreement with a bank in January 2022 to repurchase an aggregate of $125 million of our common stock (the “2022 ASR”). In January 2022, we received 1.48 million shares of Company common stock at inception of the 2022 ASR, which represented approximately 80% of the expected total shares under the 2022 ASR. In March 2022, the 2022 ASR transaction was completed, and an additional 0.46 million shares were delivered pursuant to the accelerated share repurchase agreement. The 1.9 million shares delivered in connection with the 2022 ASR were the only shares of Integra common stock we repurchased during the first quarter of 2022.
See Note 11, Treasury Stock of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information regarding our share repurchase program and the 2022 ASR.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibits

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.
†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on April 27, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	April 27, 2022	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2022	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2022	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)