Form 10-Q
period 2022-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2022-07-27
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 25, 2022 was 83,504,470.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue, net	$397,815	$389,992	$774,453	$750,063

Costs and expenses:
Cost of goods sold	148,404	151,267	290,973	297,090
Research and development	25,589	20,121	49,674	42,495
Selling, general and administrative	160,651	162,552	320,577	319,185
Intangible asset amortization	3,304	4,198	7,198	8,725
Total costs and expenses	337,948	338,138	668,422	667,495
Operating income	59,867	51,854	106,031	82,568
Interest income	1,965	1,764	3,342	3,512
Interest expense	(12,236)	(13,149)	(23,891)	(26,078)
Gain (loss) from the sale of business	—	(679)	—	42,197
Other income, net	1,979	5,034	5,408	9,903
Income before income taxes	51,575	44,824	90,890	112,102
Provision for income taxes	6,787	9,756	13,201	31,640
Net income	$44,788	$35,068	$77,689	$80,462

Net income per share
Basic	$0.54	$0.41	$0.93	$0.95
Diluted	$0.54	$0.41	$0.93	$0.94

Weighted average common shares outstanding (See Note 14):
Basic	83,168	84,687	83,400	84,593
Diluted	83,622	85,340	83,979	85,324
Comprehensive income (See Note 15)	52,598	28,731	109,630	$104,558
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$447,152	$513,448
Trade accounts receivable, net of allowances of $3,995 and $4,735	237,361	231,831
Inventories, net	320,208	317,386
Prepaid expenses and other current assets	102,168	91,051
Assets held for sale	30,525	—
Total current assets	1,137,414	1,153,716
Property, plant and equipment, net	302,423	311,703
Right of use asset - operating leases	145,135	84,543
Intangible assets, net	1,082,275	1,145,573
Goodwill	990,406	1,013,458
Deferred tax assets, net	46,982	56,950
Other assets	48,227	16,440
Total assets	$3,752,862	$3,782,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$50,625	$45,000
Current portion of lease liability - operating leases	12,743	14,775
Accounts payable, trade	69,498	61,837
Contract liabilities	5,425	5,295
Accrued compensation	69,599	92,656
Accrued expenses and other current liabilities	85,403	120,458
Liabilities held for sale	2,303	—
Total current liabilities	295,596	340,021
Long-term borrowings under senior credit facility	819,654	824,257
Long-term borrowings under securitization facility	112,500	112,500
Long-term convertible securities	565,883	564,426
Lease liability - operating leases	154,029	90,329
Deferred tax liabilities	61,287	45,788
Other liabilities	82,996	120,258
Total liabilities	2,091,945	2,097,579
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 90,334 and 89,600 issued at June 30, 2022 and December 31, 2021, respectively	903	896
Additional paid-in capital	1,259,852	1,264,943
Treasury stock, at cost; 6,823 shares and 4,899 shares at June 30, 2022 and December 31, 2021, respectively	(362,880)	(234,448)
Accumulated other comprehensive loss	(13,215)	(45,155)
Retained earnings	776,257	698,568
Total stockholders’ equity	1,660,917	1,684,804
Total liabilities and stockholders’ equity	$3,752,862	$3,782,383
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$77,689	$80,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,336	58,968
Non-cash impairment charges	—	2,754
Deferred income tax provision (benefit)	7,542	(4,907)
Share-based compensation	13,027	22,033
Amortization of debt issuance costs and expenses associated with debt refinancing	3,392	3,569
Non-cash lease expense	1,393	2,528
Loss on disposal of property and equipment	732	86
Gain from the sale of business	—	(42,197)
Change in fair value of contingent consideration and others	(5,799)	(385)
Changes in assets and liabilities:
Accounts receivable	(9,632)	10,802
Inventories	(17,576)	2,893
Prepaid expenses and other current assets	(4,120)	(8,061)
Other non-current assets	6,738	4,067
Accounts payable, accrued expenses and other current liabilities	(14,556)	27,277
Contract liabilities	774	—
Other non-current liabilities	(8,118)	482
Net cash provided by operating activities	110,822	160,371
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,732)	(13,309)
Proceeds from sale of Extremity Orthopedics business	—	191,736
Acquired in-process research and development milestone	(4,742)	—
Net proceeds from swaps designated as net investment hedges	4,909	—
Cash paid for business acquisitions, net of cash acquired	—	(303,910)
Net cash used in investing activities	(18,565)	(125,483)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	23,000	2,200
Payments on debt	(23,000)	(102,200)
Payment of debt issuance costs	—	(249)
Purchases of treasury stock	(125,000)	—
Proceeds from exercised stock options	1,592	3,603
Cash taxes paid in net equity settlement	(23,204)	(3,844)
Net cash used in financing activities	(146,612)	(100,490)
Effect of exchange rate changes on cash and cash equivalents	(11,941)	(7,150)
Net decrease in cash and cash equivalents	(66,296)	(72,752)
Cash and cash equivalents at beginning of period	513,448	470,166
Cash and cash equivalents at end of period	$447,152	$397,414
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	32,901	32,901
Other comprehensive income, net of tax	—	—	—	—	—	24,130	—	24,130
Issuance of common stock through employee stock purchase plan	17	—	—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	339	4	14	714	(9,758)	—	—	(9,040)
Share-based compensation	—	—	—	—	6,324	—	—	6,324
Accelerated shares repurchased	—	$—	(1,938)	$(129,152)	$4,152	$—	$—	$(125,000)
Balance, March 31, 2022	89,956	$900	(6,823)	$(362,886)	$1,266,739	$(21,025)	$731,469	$1,615,197
Net income	—	—	—	—	—	—	44,788	44,788
Other comprehensive loss, net of tax	—	—	—	—	—	7,810	—	7,810
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	378	3	—	6	(13,655)	—	—	(13,646)
Share-based compensation	—	—	—	—	6,768	—	—	6,768
Balance, June 30, 2022	90,334	$903	(6,823)	$(362,880)	$1,259,852	$(13,215)	$776,257	$1,660,917

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	89,251	$893	(4,914)	$(235,141)	$1,290,909	$(74,059)	$532,265	$1,514,867
Net income	—	—	—	—	—	—	45,394	45,394
Other comprehensive income, net of tax	—	—	—	—	—	30,432	—	30,432
Issuance of common stock through employee stock purchase plan	18	—	—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	137	1	15	680	(3,222)	—	—	(2,541)
Share-based compensation	—	—	—	—	6,098	—	—	6,098
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,772)	(66,046)
Balance, March 31, 2021	89,406	$894	(4,899)	$(234,461)	$1,231,638	$(43,627)	$574,887	$1,529,331
Net income	—	—	—	—	—	—	35,068	35,068
Other comprehensive loss, net of tax	—	—	—	—	—	(6,336)	—	(6,336)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	68	1	—	—	1,175	—	—	1,176
Share-based compensation	—	—	—	—	15,742	—	—	15,742
Balance, June 30, 2021	89,474	$895	(4,899)	$(234,461)	$1,248,555	$(49,963)	$609,955	$1,574,981
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
In the opinion of management, the June 30, 2022 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders' equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The December 31, 2021 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six-month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic, including reductions in capital and overall spending by our customers, increased freight costs, decreased availability of certain raw materials used in certain of our products and labor constraints. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the Company’s business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. Although there was not a material impact to the Company’s consolidated financial statements as of and for the six months ended June 30, 2022, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, duration of the pandemic, including resurgences, new variants or strains, impact of government regulations, the speed and effectiveness of vaccine distribution, vaccine adoption rates and the duration of direct and indirect economic effects of the pandemic, containment measures and other macroeconomic factors which could cause a local/or global economic recession. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Employee Termination Benefits
The Company incurred restructuring costs related to employee terminations associated with a plant closure and future outsourcing plans for select transactional back office activities in the consolidated statement of operations for the six months ended June 30, 2022. The following table summarizes our restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the six months ended June 30, 2022. All balances are expected to be paid within the current fiscal year.

(Dollars in thousands)	Amount
Balance at December 31,2021	$10,226
Charges:
Cost of Goods Sold	$1,417
Research and development	133
Selling, general and administrative	1,807
Payments and other adjustments	$(6,885)
Balance at June 30,2022	$6,698
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This amendment applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform- Scope which clarified certain optional expedients and exceptions to entities that are affected because of the reference rate reform. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company currently has contracts that are indexed to LIBOR and are continuing to evaluate the scope of impacted contracts and potential risk. The Company is also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, the Company does not expect a material impact to the consolidated financial statements and related disclosures associated with this transition.
In August 2020, the FASB issued ASU 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify. The guidance also simplifies the diluted net income per share calculation in certain areas. The ASU was effective for annual and interim periods beginning after December 15, 2021, and early adoption was permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years using either the modified retrospective or full retrospective method.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As detailed in Note 7, Debt, on February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes are subject to the guidance included in ASU 2020-06. The Company adopted this guidance on January 1, 2021 using the modified retrospective approach which resulted in a cumulative-effect adjustment that increased (decreased) the following consolidated balance sheet accounts:

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
2. ASSETS AND LIABILITIES HELD FOR SALE
On May 20 2022, the Company and certain of its subsidiaries, entered into an agreement to sell its non-core traditional wound care ("TWC") business to Gentell, LLC for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones. The transaction includes the sale of the Company's TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings. This transaction is expected to close during the third quarter of 2022, subject to the satisfaction of customary conditions.
The Company considered the assets and liabilities associated with the TWC business to be accounted as held-for-sale as the six criteria under ASC 260 were met during the second quarter of 2022. Upon designation of the assets and liabilities as held for sale, the Company recorded the assets at the lower of their carrying value or their estimated fair value, less estimated costs to sell. Goodwill was allocated to the assets and liabilities held for sale using the relative fair value method of the TWC business to the Company's Tissue Technologies reporting unit. The fair value of the business less costs to sell exceeded the related carrying value.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The TWC business was treated as a single disposal group and presented separately in the condensed consolidated balance sheet as assets and liabilities held for sale as of June 30, 2022. These balances are presented as current assets and liabilities as they are expected to be sold within twelve months. The sale of the TWC business does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
The major classes of assets and liabilities classified as a held for sale consisted of the following as of June 30, 2022 (dollar amounts in thousands):

Other assets	$53
Deferred tax assets	178
Prepaid expenses and other current assets	338
Right of use asset - operating leases	1,316
Property, plant, and equipment, net	3,752
Goodwill	5,083
Inventories, net	9,275
Intangible assets, net	10,530
Total assets held for sale	$30,525
Accrued expenses and other current liabilities	$102
Current portion of lease liability - operating leases	584
Lease liability - operating leases	742
Deferred tax liabilities	875
Total liabilities held for sale	$2,303
3. ACQUISITIONS AND DIVESTITURES
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
The divestiture did not represent a strategic shift that had a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the Extremity Orthopedics business to the Company's Tissue Technologies reportable business segment. In connection with the sale, the Company recognized a $41.8 million as Gain from the sale of business in the consolidated statement of operations for the year ended December 31, 2021. The Company finalized the net working capital and paid an additional $1.3 million to Smith & Nephew as of December 31, 2021.
The Company also entered into a transition services agreement ("TSA") with Smith & Nephew which requires the Company to provide certain services on behalf of Smith & Nephew for the duration of the period subsequent to the sale of the business as defined in the TSA. The Company recognized a payable due to Smith & Nephew of $6.5 million as of June 30, 2022, which is included in the consolidated balance sheets within accrued expenses and other current liabilities. The TSA includes services such as invoicing and cash collections from customers on behalf of Smith & Nephew. As of June 30, 2022, the Company has concluded the majority of the transition services agreement, pending final payment.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contingent Consideration
As part of the ACell Acquisition, the Company is required to make payments to the former shareholders of ACell up to $100 million based on the achievement by the Company of certain revenue-based performance milestones in 2022, 2023, and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The estimated fair value as of June 30, 2022 was $18.1 million. The Company recorded $18.1 million and $23.5 million in other liabilities at June 30, 2022 and June 30, 2021, respectively, in the consolidated balance sheets of the Company. The change in the fair value of the contingent obligation was primarily as a result of changes in estimates related to the timing of achieving these revenue-based performance milestones for each given year.
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
The following table summarized the changes in the contract asset and liability balances for the six months ended June 30, 2022:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2022	$11,412
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(11,412)
Contract asset, net of transferred to trade receivables on contracts during the period	10,568
Contract asset, June 30, 2022	$10,568

Contract Liability
Contract liability, January 1, 2022	$11,946
Recognition of revenue included in beginning of year contract liability	$(3,591)
Contract liability, net of revenue recognized on contracts during the period	4,347
Foreign currency translation	(60)
Contract liability, June 30, 2022	$12,642
At June 30, 2022, the short-term portion of the contract liability of $5.4 million and the long-term portion of $7.2 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of June 30, 2022, the Company is expected to recognize revenue of approximately 43% of unsatisfied (or partially unsatisfied) performance obligations as revenue within twelve months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Neurosurgery	$200,295	$202,600	$394,970	$391,854
Instruments	57,568	54,237	110,201	106,224
Total Codman Specialty Surgical	257,863	256,837	505,171	498,078

Wound Reconstruction and Care	104,894	102,616	199,524	191,314
Private Label	35,058	30,539	69,758	60,671
Total Tissue Technologies	139,952	133,155	269,282	251,985
Total revenue	$397,815	$389,992	$774,453	$750,063
On May 20 2022, the Company and certain of its subsidiaries, entered into an agreement to sell its non-core traditional wound care ("TWC") business. See Note 2. Assets and Liabilities Held for Sale.
See Note 16, Segment and Geographical Information, for details of revenues based on the location of the customer.
5. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	June 30, 2022	December 31, 2021
Finished goods	$164,277	$162,528
Work in process	72,779	65,323
Raw materials	83,152	89,535
Total inventories, net	$320,208	$317,386
At June 30, 2022, $9.3 million of inventories, net were presented separately as "assets held for sale" in conjunction with the sale of the TWC business. See Note 2. Assets and Liabilities Held for Sale.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2022 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2021	$663,428	$350,030	$1,013,458
Transfer to assets held for sale(1)	—	(5,083)	(5,083)
Foreign currency translation	(11,822)	(6,147)	(17,969)
Goodwill at June 30, 2022	$651,606	$338,800	$990,406
(1) See Note 2. Assets and Liabilities Held for Sale

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,122,233	$(336,288)	$785,945
Customer relationships	12 years	$192,929	$(140,184)	$52,745
Trademarks/brand names	28 years	$96,745	$(32,847)	$63,898
Codman tradename	Indefinite	$164,150	$—	$164,150
Supplier relationships	30 years	$30,211	$(16,681)	$13,530
All other	11 years	$5,859	$(3,852)	$2,007
		$1,612,127	$(529,852)	$1,082,275

	December 31, 2021
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,132,954	$(307,013)	$825,941
Customer relationships	12 years	211,344	(142,755)	68,589
Trademarks/brand names	28 years	98,367	(31,468)	66,899
Codman tradename	Indefinite	167,758	—	167,758
Supplier relationships	30 years	30,211	(16,192)	14,019
All other	11 years	6,258	(3,891)	2,367
		$1,646,892	$(501,319)	$1,145,573
At June 30, 2022, $10.5 million of customer relationships, net were presented separately as "assets held for sale" in conjunction with the sale of the TWC business. See Note 2. Assets and Liabilities Held for Sale.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $38.4 million for the remainder of 2022, $76.5 million in 2023, $75.8 million in 2024, $75.8 million in 2025, $75.7 million in 2026, $73.7 million in 2027 and $499.8 million thereafter.
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
The Company’s maximum consolidated total leverage ratio in the financial covenants (as defined in the Senior Credit Facility) is the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio
September 30, 2021 through June 30, 2022	5.00 to 1.00
September 30, 2022 through June 30, 2023	4.50 to 1.00
September 30, 2023 and the last day of each fiscal quarter thereafter	4.00 to 1.00

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
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness as of such date less cash that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA, for the period of four consecutive fiscal quarters ending on such date).
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2022, the Company was in compliance with all such covenants.
At June 30, 2022 and December 31, 2021, there was $53.8 million and $31.3 million, respectively, outstanding under the revolving portion of the Senior Credit Facility at weighted average interest rates of 3.0% and 1.4%, respectively. At June 30, 2022 and December 31, 2021, there was $821.3 million and $843.8 million, respectively, outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 3.0% and 1.4%, respectively. At June 30, 2022 and December 31, 2021, there was $50.6 million and $45.0 million, respectively of the Term Loan component of the Senior Credit Facility classified as current on the consolidated balance sheets.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at June 30, 2022 were $52.5 million and $803.6 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of June 30, 2022 and December 31, 2021 totaled $1.6 million. There were no amounts drawn as of June 30, 2022.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended June 30, 2022	Principal Repayment
Dollars in thousands
Remainder of 2022	$22,500
2023	$61,875
2024	$67,500
2025	$669,375
$821,250
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $12.2 million for remainder of 2022, $23.2 million in 2023, $21.1 million in 2024, and $1.9 million in 2025. Interest is calculated on the term loan portion of the Senior Credit Facility based on LIBOR plus the certain amounts set forth in the Sixth Amended and Restated Credit Agreement. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of June 30, 2022, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
At December 31, 2020, the carrying amount of the liability component was $485.9 million, the remaining unamortized discount was $89.1 million, and the principal amount outstanding was $575.0 million. On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. At June 30, 2022, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at June 30, 2022 was $542.1 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
As a result of the adoption of ASU 2020-06, the Company recognized only cash interest related to the contractual interest coupon of $1.4 million on the 2025 Notes for both the six months ended June 30, 2022 and June 30, 2021.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2022, the Company was in compliance with the covenants and none of the termination events had occurred.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. The May 2021 Amendment does not increase the Company’s total indebtedness.
At June 30, 2022 and December 31, 2021, the Company had $112.5 million of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 2.1% and 1.1%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at June 30, 2022 was $110.0 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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
The Company held the following interest rate swaps as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	June 30, 2022	December 31, 2021					June 30, 2022	December 31, 2021
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month USD LIBOR Loan	300,000	300,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	681	(5,268)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	1,937	(5,520)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	3,322	(7,421)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	(660)	(5,512)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	(361)	(5,464)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	(485)	(5,494)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	253	(6,886)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	19	(6,764)
1-month USD LIBOR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	17,938	3,552
1-month USD LIBOR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	4,295	821
	$1,775,000	$1,775,000					$26,939	$(43,957)
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
During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $4.2 million, to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD"). During the second quarter of 2022, the Company entered into foreign currency forward contract, with a notional amount of $4.2 million, to mitigate the foreign exchange risk related to certain intercompany receivables denominated in Japanese Yen ("JPY"). The contracts are not designated as hedging instruments. The Company recognized $0.1 million and $0.3 million losses from the change in fair value of such contracts, which was included in other income, net in the consolidated statement of operations as of June 30, 2022 and June 30, 2021, respectively. The fair value of the foreign currency forward contracts was less than $0.1 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively.
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 million to mitigate the risk from fluctuations in foreign currency exchange rates associated with certain intercompany loan denominated in Japanese Yen ("JPY"). In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to $6.4 million. The change in fair value of the foreign currency swap was $1.6 million as of June 30, 2022.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

					June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	145,598	145,598	(2,557)	(8,283)
Receive U.S.$			4.52%		$150,000	150,000

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	385,637	397,137	11,919	41
Receive U.S.$			3.98%		$432,911	445,821

Total							$9,362	$(8,242)
On October 4, 2021 in accordance with the termination date, the Company settled a cross-currency swap designated as a cash flow hedge of an intercompany loan with an aggregate notional amount of $50.0 million. The gain recorded by the Company upon the settlement of the swap was not material for the period.
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three and six months ended June 30, 2022, the Company recorded gains of $19.3 million and $25.8 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans. For the three and six months ended June 30, 2021, the Company recorded a loss of $12.9 million and a gain of $30.0 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gain or losses recognized on the intercompany loans.
For the three and six months ended June 30, 2022, the Company recorded gains of $21.1 million and $21.5 million in AOCL, respectively, related to change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2021, the Company recorded a loss of $11.0 million and a gain of $29.2 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2022, the Company recorded gains of $2.0 million and $3.8 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2021, the Company recorded gains of $1.3 million and $2.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income, net from AOCL as of June 30, 2022 within the next twelve months is $3.6 million. As of June 30, 2022, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business. On October 1, 2018, December 16, 2020 and May 26, 2022, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

						June 30, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	5,740	2,503
Receive U.S.$			2.57%		$60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	4,784	2,147
Receive U.S.$			2.19%		$45,000

Pay CHF(1)	December 16, 2020	December 16, 2027	—%	CHF	222,300	—	(792)
Receive U.S.$			1.10%		$250,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	(1,824)	—
Receive U.S.$			1.94%		$300,000

Total						$8,700	$3,858
(1) The following currency swaps designated as a net investment hedge were early settled during the three months ended June 30, 2022.
During the six months ended June 30, 2022, the Company early settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $250.0 million equivalent to 222.3 million Swiss Franc. The original settlement date was December 16, 2027. As a result of the settlement, the Company recorded a gain of $4.9 million in AOCL. On May 26, 2022, the Company entered into cross-currency swap agreements designated as net investment hedge to replace the following swaps of a notional amount of $300.0 million equivalent to 288.2 million Swiss Franc.
On September 30, 2021, in accordance with the termination date, the Company settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $52 million equivalent to 44.9 million Euros based on the termination date. As a result of the settlement, the Company recorded a gain of $0.1 million in AOCL.
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three and six months ended June 30, 2022, the Company recorded gains of $10.8 million and $12.1 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2021, the Company recorded gains of $0.1 million and $13.7 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2022, the Company recorded gains of $1.0 million and $2.3 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2021, the Company recorded gains of $1.7 million and $3.4 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of June 30, 2022 within the next twelve months is $8.5 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	Fair Value as of
Location on Balance Sheet(1):	June 30, 2022	December 31, 2021
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	4,369	$—
Cross-currency swap	$6,122	$4,900
Net Investment Hedges
Cross-currency swap	8,472	5,120
Other assets
Cash Flow Hedges
Interest rate swap(2)	24,619	4,373
Cross-currency swap	5,797	—
Net Investment Hedges
Cross-currency swap	7,964	2,104
Total derivatives designated as hedges — Assets	$57,343	$16,497

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$62	$18,187
Cross-currency swap	$2,558	8,283
Net Investment Hedges
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	$1,987	30,143
Cross-currency swap	$—	4,859
Net Investment Hedges
Cross-currency swap	$7,736	3,366
Total derivatives designated as hedges — Liabilities	$12,343	$64,838
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At June 30, 2022 and December 31, 2021, the total notional amounts related to the Company’s interest rate swaps were both $1.8 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2022 and 2021:

Dollars in thousands	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Three Months Ended June 30, 2022
Cash Flow Hedges
Interest rate swap	$2,932	$20,116	$(3,891)	$26,939	Interest expense
Cross-currency swap	(17,703)	21,136	21,268	(17,835)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,332)	10,816	978	7,506	Interest income
	$(17,103)	$52,068	$18,355	$16,610
Three Months Ended June 30, 2021
Cash Flow Hedges
Interest rate swap	$(53,546)	$(15,013)	$(5,823)	$(62,736)	Interest expense
Cross-currency swap	(5,029)	(10,969)	(11,635)	(4,363)	Other income, net
Net Investment Hedges
Cross-currency swap	(429)	88	1,737	(2,078)	Interest income
	$(59,004)	$(25,894)	$(15,721)	$(69,177)

Dollars in thousands	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Six Months Ended June 30, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$61,790	$(9,105)	$26,939	Interest expense
Cross-currency swap	(9,688)	21,452	29,599	(17,835)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,321)	12,125	2,298	7,506	Interest income
	$(55,965)	$95,367	$22,792	$16,610
Six Months Ended June 30, 2021
Cash Flow Hedges
Interest rate swap	$(93,769)	$19,505	$(11,528)	$(62,736)	Interest expense
Cross-currency swap	(1,073)	29,225	32,515	(4,363)	Other income, net
Net Investment Hedges
Cross-currency swap	(12,291)	13,661	3,448	(2,078)	Interest income
	$(107,133)	$62,391	$24,435	$(69,177)
9. STOCK-BASED COMPENSATION
As of June 30, 2022, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).
Stock options issued under the 2003 Plan become exercisable over specified periods, generally within four years from the date of grant for officers and employees, within one year from date of grant for directors which generally expire eight years from the grant date for employees, and from six to ten years for directors and certain executive officers, except in certain instances that result in accelerated vesting due to death, disability, retirement age or change in-control provisions within their grant agreements. The Company values stock option grants using the binomial distribution model. Restricted stock issued under the 2003 Plan vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the 2003 Plan is subject to service and performance conditions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Stock Options
As of June 30, 2022, there were approximately $5.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 145,565 stock options granted during the six months ended June 30, 2022. For the six months ended June 30, 2022, the weighted average grant date fair value for stock options was $23.15 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2022, there was approximately $40.2 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 363,326 restricted stock awards and 130,753 performance stock awards during the six months ended June 30, 2022. For the six months ended June 30, 2022, the weighted average grant date fair value for restricted stock awards and performance stock units was $64.65 and $65.11 per award, respectively.
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
Net periodic benefit cost for the Company’s defined benefit pension plans for the three and six months ended June 30, 2022 were $0.3 million and $0.5 million. The components of the net periodic benefit costs other than the service cost component of $0.6 million and $1.3 million for the three and six months ended June 30, 2022 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2021 were $0.6 million and $1.2 million . The components of the net periodic benefit costs other than the service cost component of $0.8 million and $1.7 million for the three and six months ended June 30, 2021 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $34.4 million and $39.9 million as of June 30, 2022 and December 31, 2021, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2022 and December 31, 2021. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation. This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $4.3 million and $3.8 million as of June 30, 2022 and December 31, 2021. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2022. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.

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
Total operating lease expense for the six months ended June 30, 2022 and June 30, 2021 was $10.2 million and $10.6 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	June 30, 2022	December 31, 2021
ROU assets	$145,135	$84,543

Current lease liabilities	12,743	14,775
Non-current lease liabilities	154,029	90,329
Total lease liabilities	$166,772	$105,104

Weighted average remaining lease term (in years):
Leased facilities	17.9 years	10.4 years
Leased vehicles	2.1 years	2.1 years

Weighted average discount rate:
Leased facilities	5.2%	5.1%
Leased vehicles	2.7%	2.6%
Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 were as follows:

Dollars in thousands	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,798	$7,019

ROU assets obtained in exchange for lease liabilities:
Operating leases	$69,489	$10,528
Future minimum lease payments under operating leases at June 30, 2022 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2022	$148	$7,824	$7,972
2023	296	18,022	18,318
2024	296	18,008	18,304
2025	296	16,505	16,801
2026	296	14,981	15,277
2027	296	14,580	14,876
Thereafter	246	164,917	165,163
Total minimum lease payments	$1,874	$254,837	$256,711
Less: Imputed interest			89,939
Total lease liabilities			166,772
Less: Current lease liabilities			12,743
Long-term lease liabilities			154,029

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
As of June 30, 2022 and December 31, 2021, there were 6.8 million and 4.9 million shares of treasury stock outstanding with a cost of $362.9 million and $234.4 million, at a weighted average cost per share of $53.18 and $47.86, respectively.
On January 12, 2022, the Company entered into a $125.0 million accelerated share repurchase ("2022 ASR") and received 1.48 million shares of Company common stock at inception, which represented approximately 80% of the expected total shares under the 2022 ASR. On March 24, 2022, the early exercise provision was exercised by 2022 ASR counterparty. Upon settlement on March 24, 2022, the Company received an additional 0.46 million shares determined using the volume-weighted average price of the Company's common stock during the term of the 2022 ASR.
13. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reported tax rate	13.2%	21.8%	14.5%	28.2%
The Company’s effective income tax rates for the three months ended June 30, 2022 and 2021 were 13.2% and 21.8%, respectively. For the three months ended June 30, 2022, the primary driver of the lower tax rate is a $4.8 million benefit related to excess tax benefits from stock compensation.
The Company’s effective income tax rates for the six months ended June 30, 2022 and 2021 were 14.5% and 28.2%, respectively. For the six months ended June 30, 2022, the primary driver of the tax rate is a $5.7 million benefit related to excess tax benefits from stock compensation. For the six months ended June 30, 2021, the primary driver of the higher tax rate was the tax impact of the gain on the sale of the Extremity Orthopedics business which was completed during the first quarter of 2021.
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
As of June 30, 2022, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and there is no material cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans. As such, the Company has determined the tax impact of repatriating these foreign earnings would not be material as of June 30, 2022.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
14. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Basic net income per share:
Net income	$44,788	$35,068	$77,689	$80,462
Weighted average common shares outstanding	83,168	84,687	83,400	84,593

Basic net income per common share	$0.54	$0.41	$0.93	$0.95

Diluted net income per share:
Net income	$44,788	$35,068	$77,689	$80,462

Weighted average common shares outstanding — Basic	83,168	84,687	83,400	84,593
Effect of dilutive securities:
Stock options and restricted stock	454	653	579	731
Weighted average common shares for diluted earnings per share	83,622	85,340	83,979	85,324

Diluted net income per common share	$0.54	$0.41	$0.93	$0.94
Common stock of approximately 0.2 million and 0.1 million shares at June 30, 2022, and 2021, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
Based on the adoption of ASU 2020-06, as the principal amount of the 2025 Notes will be paid in cash and only the conversion spread is settled in shares, the Company will be utilizing the if-converted method and only includes the net number of incremental shares that would be issued upon conversion.
15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income for the six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Net income	$44,788	$35,068	$77,689	$80,462
Foreign currency translation adjustment	(18,067)	1,558	(23,749)	(5,243)
Change in unrealized gain (loss) on derivatives, net of tax	25,922	(7,804)	55,744	29,111
Pension liability adjustment, net of tax	(45)	(91)	(54)	228
Comprehensive income, net	$52,598	$28,731	$109,630	$104,558

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2021 and June 30, 2022 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2022	$(42,981)	$1,893	$(4,067)	$(45,155)
Other comprehensive gain (loss)	72,499	(54)	(23,750)	48,695
Less: Amounts reclassified from accumulated other comprehensive income, net	16,755	—	—	16,755
Net current-period other comprehensive gain (loss)	55,744	(54)	(23,750)	31,940
Balance at June 30, 2022	$12,763	$1,839	$(27,817)	$(13,215)
For the six months ended June 30, 2022, the Company reclassified a gain of $22.8 million and a loss of $5.2 million from accumulated other comprehensive loss to other income, net and interest income, respectively.
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
•The Tissue Technologies segment includes a large, complementary portfolio of products to address plastic and surgical reconstructive procedures such as complex and traumatic wounds, hernia and abdominal wall repair, breast reconstruction, and peripheral nerve repair. The Tissue Technologies segment has four unique technology platforms, including bovine engineered collagen matrix, bovine dermal matrix, amniotic technology and porcine bladder matrix technology, to address regenerative soft tissue reconstruction procedures.
The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Segment Net Sales
Codman Specialty Surgical	$257,863	$256,837	$505,171	$498,078
Tissue Technologies	139,952	133,155	269,282	251,985
Total revenues	$397,815	$389,992	$774,453	$750,063
Segment Profit
Codman Specialty Surgical	$92,196	$113,996	$202,356	$220,774
Tissue Technologies	61,626	64,413	115,519	114,424
Segment profit	153,822	178,409	317,875	335,198
Amortization	(3,304)	(4,198)	(7,198)	(8,725)
Corporate and other	(90,651)	(122,357)	(204,646)	(243,905)
Operating income	$59,867	$51,854	$106,031	$82,568

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
United States	$287,347	$278,186	$550,698	$525,979
Europe	46,862	48,437	90,606	94,256
Asia Pacific	43,365	44,306	91,082	91,601
Rest of World	20,241	19,063	42,067	38,227
Total Revenues	$397,815	$389,992	$774,453	$750,063
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the six month period ended June 30, 2022 and June 30, 2021 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2022 and June 30, 2021 is as follows (in thousands):

Six Months Ended June 30, 2022	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 3)		Location in Financial Statements
	Short-term	Long-term		Long-term	Short-term	Long-term
Balance as of January 1, 2022	$3,691	$11,408		$230	$—	$21,800
Transfers				—	4,885	(4,885)
Change in fair value of contingent consideration liabilities	(155)	$(1,978)	Research and development	—	(4,885)	1,219	Selling, general and administrative
Balance as of June 30, 2022	$3,536	$9,430		$230	$—	$18,134

Six Months Ended June 30, 2021	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 3)	Location in Financial Statements
	Short-term	Long-term		Long-term	Long-term
Balance as of January 1, 2021	$3,415	$11,746		$230	$—
Additions from acquisition of ACell	—	—		—	23,900
Transfers	(3,432)	3,432		—	—
Change in fair value of contingent consideration liabilities	17	(402)	Research and development	—	(400)	Selling, general and administrative
Balance as of June 30, 2021	$—	$14,776		$230	$23,500
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
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of June 30, 2022 and June 30, 2021 was $13.0 million and $14.8 million, respectively. The Company recorded $9.4 million and $14.8 million in other liabilities at June 30, 2022 and June 30, 2021, respectively, and $3.5 million in accrued expenses and other current liabilities at June 30, 2022, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of June 30, 2022 and June 30, 2021 was $0.2 million.

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
GENERAL
Integra, headquartered in Princeton, New Jersey, is a world leader in medical technology. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as peripheral nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of its customers and enhance patient care.
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

To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. During 2021, the Company acquired ACell Inc. ("ACell"), an innovative regenerative medicine company specializing in the manufacturing of porcine urinary bladder extracellular matrices. This acquisition not only expanded the Company’s product offering of regenerative technologies, but it is also expected to support the Company’s long-term growth and profitability strategy as this product line has a financial profile similar to Integra’s other regenerative tissue products. All critical components of ACell have been integrated into the Company’s TT segment. See Note 3, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional details. In 2022, we continued to advance the development of pioneering neurosurgical technologies from our 2019 acquisitions, Arkis Biosciences, Inc. and Rebound Therapeutics Corporation
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential for significant returns on investment. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. In addition to acquisitions and organic reinvestment, we continually look to optimize our portfolio towards higher growth and higher margin businesses. As such, we may opportunistically divest businesses or discontinue products where we see limited runway for future value creation in line with our aspirations due in part to changes in the market, business fundamentals or the regulatory environment.
On May 20, 2022, we entered into an agreement to sell our non-core traditional wound care ("TWC") business to Gentell, LLC for approximately $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones. The transaction is expected to close at or around August 31, 2022, subject to the satisfaction of customary conditions. Revenues for the TWC business were approximately $27 million in 2021. See Note 2, Assets and Liabilities Held for Sale, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. Our portfolio optimization actions over the past two years have allowed us to increase our focus on Integra’s core portfolio of market-leading products in neurosurgery, surgical instrumentation and regenerative tissue and moves us closer to achieving our long-term organic growth and profitability targets.
In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited ("Smith & Nephew"), a subsidiary of Smith & Nephew plc, for approximately $240 million in cash. This transaction enables us to increase our investments in our core neurosurgery and tissue technologies businesses and fund pipeline opportunities to expand our addressable markets to strengthen our existing leadership positions in these segments and drive future growth. See Note 3, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.
Commercial Channel Investments. Investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. To support our commercial efforts in Tissue Technologies, we utilize a two-tier specialist model to increase our presence in focused segments by creating a virtual selling organization to help serve the evolving needs of our customers. In addition, we continue to build upon our leadership brands across our product franchises in both CSS and TT to engage customers through enterprise-wide contracts with leading hospitals, integrated delivery networks and global purchasing organizations in the United States. Internationally, we have increased our commercial resources significantly in key emerging markets and are making investments to support our sales organization and maximize our commercial opportunities. Domestically, we have also increased our TT sales force in the United States to support the expanded regenerative tissue product portfolio that included ACell products. These investments in our international and domestic sales channel position us well for expansion and long-term growth.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthen our relationships with all customers. We continue to invest in technologies, systems and processes to enhance the customer experience. We also launched digital tools and programs, resources and virtual product training to drive continued customer familiarity with our growing portfolio of medical technologies globally. In addition, we announced plans to outsource certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies.

Clinical and Product Development Activities
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions. In 2021, we launched our CereLink™ ICP Monitor System in the U.S. and Europe direct markets. CereLink provides enhanced accuracy, usability and advanced data presentation that provides clinicians with uncompromised, advanced continuous ICP monitoring that until now, has not been available when treating patients with traumatic brain injuries. Through the first half of 2022, we have continued the global rollout of Cerelink with product launches in Australia and Canada, as well as several other indirect markets in EMEA. We are focused on the development of core clinical applications in our electromechanical technologies portfolio. In June 2022, we launched the Neutus® EVD system, our first external ventricular drain (“EVD") in China. The Neutus EVD system is manufactured in China by Shanghai Haoju Medical Technology Co., Ltd. under an exclusive distribution arrangement. The device is used in the management of cerebrospinal fluid and is highly complementary to our Bactiseal® catheter and advanced intercranial pressure monitoring products. Also, we continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece, surgical tips and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market.
In 2022, we continued to advance the two early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, we added a platform technology, CerebroFlo® EVD, catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. In 2019, we also acquired Rebound Therapeutics Corporation which specialized in a single-use medical device, known as Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In 2021, we began and continued to conduct a limited clinical launch of the Aurora Surgiscope for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using this same technology platform for the treatment of intracerebral hemorrhages ("ICH"). In the second quarter of 2022, we have continued to execute on our growth initiatives. We launched the Aurora® Evacuator with Coagulation device in the U.S., designed to be used in conjunction with our Aurora Surgiscope to safely address and evacuate blood in the brain caused by hemorrhagic stroke.
Within our TT segment, in the first half of 2022, we launched NeuraGen® 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and designed to optimize the environment for nerve regeneration to allow for more complete functional recovery. During 2021, we completed one of the largest diabetic foot ulcers ("DFU"), randomized controlled trials of the PriMatrix® Dermal Repair Scaffold for the management of DFU. This multi-center study enrolled more than 225 patients with chronic DFU's over the course of 12-week treatments and 4-week follow-up phases. The results of this study, which was published in the Journal of Wound Care, demonstrated that PriMatrix plus standard of care ("SOC") consisting of sharp debridement, infection elimination, use of dressings and offloading was significantly more likely to achieve complete wound closure compared with SOC alone, with a median number of one application of the product.
COVID-19 Pandemic and the Economic Recession
During this global crisis, the Company's focus remained on supporting patients, providing customers with life-saving products, and protecting the well-being of our employees. The rapid and evolving spread of the virus and subsequent variants have resulted in unprecedented challenges to the global healthcare industry. In response to the pandemic, we acted swiftly by implementing protocols to ensure continuity of our manufacturing and distribution sites around the world and to provide for the safety of our employees. We remain confident that the underlying markets in which the Company competes remain attractive and we remain focused on managing the business for the long-term.
The COVID-19 pandemic and actions taken by governmental authorities, private businesses and individuals, such as “shelter-in-place” orders and restrictions on travel and access to our customers or temporary closures of our facilities or the facilities of our suppliers, disruption and/or higher costs to the Company’s supply chain, staffing shortages in hospitals and labor constraints in our facilities, could further impact our sales margins and our ability to ship our products and supply our customers.
While COVID variants continue to contribute to an uncertain business environment, effects resulting from the pandemic such as inflationary pressures and global central bank actions to contain high inflation levels could cause a local and/or global economic recession. Capital markets and worldwide economies have also been significantly impacted and such economic recession could have a material adverse effect on the Company’s long-term business as hospitals reduce capital, as well as overall spending.
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
Considering the risk of enforcement action, the Company discontinued the manufacturing of all morselized amniotic membrane tissue-based products prior to May 31, 2021. We no longer distribute these products. As of June 30, 2022, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic membrane tissue-based products.
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
Revenues of products manufactured in the TEI Boston facility for the six months ended June 30, 2022 were approximately 6.0% of consolidated revenues.

ACQUISITIONS & DIVESTITURES
Divestiture
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business to Smith & Nephew. The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith & Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO"), effectively terminating the licensing agreement between Integra and CFO relating to the development of shoulder arthroplasty products. In connection with the sale, the Company recognized a $41.8 million as Gain from the sale of business in the consolidated statement of operations for the year ended December 31, 2021. The Company finalized the net working capital and paid an additional $1.3 million to Smith & Nephew as of December 31, 2021. See Note 3, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.
Acquisition
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and the reach of our product portfolios and drive relevant scale to our customers.
On January 20, 2021, the Company acquired ACell, Inc. for an acquisition purchase price of $306.9 million plus contingent consideration obligations of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix. See Note 3, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.
OPTIMIZATION AND INTEGRATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, implement a common ERP system, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. These efforts are expected to continue and while we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain. In support of our continued focus on product margins during 2022, we closed a manufacturing facility located in France and began the transfer of production to the Company’s existing Switzerland facility. In addition, we announced plans to outsource certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies. We expect this transition to be completed by the fourth quarter of 2022.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2022 was $44.8 million, or $0.54 per diluted share, as compared to $35.1 million or $0.41 per diluted share for the three months ended June 30, 2021. The increase in net income for the three months ended June 30, 2022, was primarily driven by higher revenues across most franchises.
Net income for the six months ended June 30, 2022 was $77.7 million, or $0.93 per diluted share, as compared to $80.5 million or $0.94 per diluted share for the six months ended June 30, 2021. The decrease in net income for the six months ended June 30, 2022, was primarily driven by the increase in non-operating income in the prior period due to the gain of $42.2 million recognized as result of the sale of the Extremity Orthopedics business. Excluding the impact of the gain, net income increased for the six months ended June 30, 2022, driven by higher revenues across most franchises.

Special Charges
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Acquisition, divestiture and integration-related charges(1)	$(6,284)	$10,776	$(5,710)	$(16,225)
Structural optimization charges	8,172	4,712	14,492	8,691
EU medical device regulation ("EU MDR")	10,249	3,415	19,762	9,163
Total	$12,137	$18,903	$28,544	$1,629
(1) The Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.2 million for the six months ended June 30, 2021 which was partially offset by other acquisition, divestiture and integration-related charges. See Note 3, Acquisitions and Divestitures for details.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Cost of goods sold	$5,131	$10,724	$9,661	$20,903
Research and development	5,538	2,108	9,805	7,623
Selling, general and administrative	2,661	6,563	11,563	18,057
Gain from the sale of business(1)	—	679	—	(42,197)
Other income	(1,193)	(1,171)	(2,485)	$(2,757)
Total	$12,137	$18,903	$28,544	$1,629
(1) See Note 3, Acquisitions and Divestitures for details.
We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, divestiture, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of acquisitions and divestitures and efforts to optimize our manufacturing, distribution, commercial and administration infrastructure, some of the special charges discussed above could recur with similar materiality in the future.
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Segment Net Sales
Codman Specialty Surgical	$257,863	$256,837	$505,171	$498,078
Tissue Technologies	139,952	133,155	269,282	251,985
Total revenues	$397,815	$389,992	$774,453	750,063
Cost of goods sold	148,404	151,267	290,973	297,090
Gross margin on total revenues	$249,411	$238,725	$483,480	$452,973
Gross margin as a percentage of total revenues	62.7%	61.2%	62.4%	60.4%

Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021
Revenues
For the three months ended June 30, 2022, total revenues increased by $7.8 million to $397.8 million from $390.0 million for the same period in 2021, inclusive of a unfavorable foreign currency impact of $10.3 million on revenues. Domestic revenues increased by $9.2 million, or 3.3%, to $287.3 million and were 72.2% of total revenues for the three months ended June 30, 2022 compared to $278.2 million during the same period in the prior year. International revenues decreased by $1.4 million or 1.2% to $110.5 million for the three months ended June 30, 2022 compared to $111.8 million during the same period in the prior year, which is inclusive of a unfavorable foreign currency impact of $10.3 million.
In the CSS segment, revenues were $257.9 million which was an increase of $1.0 million, or 0.4% as compared to the prior-year period, inclusive of a $9.2 million unfavorable foreign currency impact on revenue. The increase was as a result of the continued broad demand recovery we have seen across many CSS franchises as well as our ability to maintain pace with customer deliveries. Excluding the impact of foreign currency, Neurosurgery portfolio grew low single digits primarily driven by sales in advanced energy and CSF management. Sales in our instruments portfolio increased mid single digits as compared to the same period in the prior year.
In the TT segment, revenues were $140.0 million which was an increase of $6.8 million, or 5.1% from the prior-year period, inclusive of a $1.1 million unfavorable foreign currency impact on revenue. Sales in our Wound Reconstruction business, increased low single digits, led by Integra® Dermal Matrices and SurgiMend®. Sales in our Private Label business increased low double digits driven by higher customer demand and favorable order timing.
Gross Margin
Gross margin was $249.4 million for the three months ended June 30, 2022, an increase of $10.7 million from $238.7 million for the same period in 2021. Gross margin as a percentage of revenues was 62.7% for the three months ended June 30, 2022 and 61.2% or the same period in 2021. This increase in gross margin was due to higher revenues and a decrease in amortization associated with reduction of inventory step-up amortization in connection with the acquisition of ACell in the prior year.
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2022	2021
Research and development	6.4%	5.2%
Selling, general and administrative	40.4%	41.7%
Intangible asset amortization	0.8%	1.1%
Total operating expenses	47.6%	48.0%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $2.7 million, or 1.4% to $189.5 million in the three months ended June 30, 2022, compared to $186.9 million in the same period in 2021. The increase in operating expenses compared to the prior year primarily reflects increased selling costs associated with higher revenue as well as higher spending for key growth initiatives in research and development.
The Company continues to prioritize its operating costs to increase organic investments that will drive long-term growth including the support of new product development and introductions, clinical studies, geographic expansion and targeted U.S. sales channel expansion.
Research and Development
Research and development expenses for the three months ended June 30, 2022 increased by $5.5 million as compared to the same period in the prior year. This increase in spending resulted from additional spending on new product development, clinical studies and spending related to the EU MDR compliance activities.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended June 30, 2022 decreased by $1.9 million as compared to the same period in the prior year driven by lower incentive and stock-based compensation as well as lower acquisition related expenses partially offset by normalization of spending in selling and marketing.

Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended June 30, 2022 was $3.3 million compared to $4.2 million for the same period in prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
Dollars in thousands	2022	2021
Interest income	$1,965	$1,764
Interest expense	(12,236)	(13,149)
Other income, net	1,979	5,034
Gain (loss) from the sale of business	—	(679)
Total non-operating income and expense	$(8,292)	$(7,030)
Interest Income and Interest Expense
Interest income for the three months ended June 30, 2022 increased by $0.2 million as compared to the same period last year. Interest expense for the three months ended June 30, 2022 decreased by $0.9 million as compared to the same period last year primarily from a lower outstanding borrowing on the Senior Secured Credit Facility.
Other income, net for the three months ended June 30, 2022 decreased by $3.1 million compared to the same period in the prior year primarily due to lower income associated with the transition services agreement from the divestiture of the Extremity Orthopedics business.
Income Taxes

	Three Months Ended June 30,
Dollars in thousands	2022	2021
Income before income taxes	$51,575	$44,824
Income tax (benefit) expense	6,787	9,756
Effective tax rate	13.2%	21.8%
The Company’s effective income tax rates for the three months ended June 30, 2022 and 2021 were 13.2% and 21.8%, respectively.
For the three months ended June 30, 2022, the primary driver of the tax rate is a $4.8 million benefit related to excess tax benefit from stock compensation.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021
Revenues and Gross Margin
For the six months ended June 30, 2022, total revenues increased by $24.4 million to $774.5 million from $750.1 million for the same period in 2021, inclusive of an unfavorable foreign currency impact of $14.9 million on revenues. Domestic revenues increased by $24.7 million, or 4.7%, to $550.7 million and were 71.1% of total revenues for the six months ended June 30, 2022. International revenues decreased by $0.3 million, or 0.1% to $223.8 million for the six months ended June 30, 2022 compared to $224.1 million during the same period in the prior year.
In the CSS segment, revenues were $505.2 million, which was an increase of $7.1 million, or 1.4% from the prior-year period, inclusive of a $13.4 million unfavorable foreign currency impact on revenue. The Neurosurgery portfolio grew low single digits primarily due to sales in neuromonitoring and CSF management. Sales in our instruments portfolio increased low single digits as compared to the same period in the prior year.

In the TT segment, revenues were $269.3 million, which was a increase of $17.3 million, or 6.9% from the prior-year period, inclusive of a $1.5 million unfavorable foreign currency impact on revenue. Sales in our Wound Reconstruction business increased low single digits, led by Integra® Dermal Matrices and SurgiMend®. Sales in our Private Label business increased low double digits driven by higher customer demand and favorable order timing.
Gross Margin
Gross margin was $483.5 million for the six months ended June 30, 2022, an increase of $30.5 million from $453.0 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.4% for the six months ended June 30, 2022 from 60.4% in the same period last year. The increase in gross margin percentage was due to higher revenues and a reduction of inventory step-up amortization in connection with the acquisition of ACell in the prior year.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2022	2021
Research and development	6.4%	5.7%
Selling, general and administrative	41.4%	42.6%
Intangible asset amortization	0.9%	1.2%
Total operating expenses	48.7%	49.5%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $7.0 million, or 1.9% to $377.4 million in the six months ended June 30, 2022, compared to $370.4 million in the same period in 2021.
The Company continues to prioritize its operating costs to increase organic investments that will drive long-term growth including the support of new product development and introductions, clinical studies, geographic expansion and targeted U.S. sales channel expansion.
Research and Development
Research and development expenses for the six months ended June 30, 2022 increased by $7.2 million as compared to the same period in the prior year. This increase in spending resulted from additional spending on new product development, clinical studies and additional spending due to the EU MDR compliance.
Selling, General and Administrative
Selling, general and administrative costs increased by $1.4 million as compared to the same period in the prior year driven primarily due to higher spending, including selling costs on commissions, investment in sales force expansion, and higher spend for key growth initiatives, offset by lower employee related costs, stock-based compensation and acquisition related costs.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the six months ended June 30, 2022 was $7.2 million compared to $8.7 million for the same period in prior year.
We expect total annual amortization expense to be approximately $38.4 million for the remainder of 2022, $76.5 million in 2023, $75.8 million in 2024, $75.8 million in 2025, $75.7 million in 2026, $73.7 million in 2027 and $499.8 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
Dollars in thousands	2022	2021
Interest income	$3,342	$3,512
Interest expense	(23,891)	(26,078)
Gain from the sale of business	—	42,197
Other income, net	5,408	9,903
Total non-operating income and expense	$(15,141)	$29,534

Interest Income
Interest income for the six months ended June 30, 2022 decreased by $0.2 million as compared to the same period last year.
Interest Expense
Interest expense for the six months ended June 30, 2022 decreased by $2.2 million as compared to the same period last year primarily from a lower outstanding borrowing on the Senior Secured Credit Facility.
Gain from the sale of business
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.2 million for the six months ended June 30, 2021.
Other Income, net
Other income, net for the six months ended June 30, 2022, increased by $4.5 million compared to the same period in the prior year primarily due to lower income associated with the transition services agreement from the divestiture of the Extremity Orthopedics business.
Income Taxes

	Six Months Ended June 30,
Dollars in thousands	2022	2021
Income before income taxes	$90,890	$112,102
Income tax (benefit) expense	13,201	31,640
Effective tax rate	14.5%	28.2%
The Company’s effective income tax rates for the six months ended June 30, 2022 and 2021 were 14.5% and 28.2%, respectively.
For the six months ended June 30, 2022, the primary driver of the tax rate is a $5.7 million benefit related to excess tax benefits from stock compensation. For the six months ended June 30, 2021, the primary driver of the higher tax rate is the tax impact of the gain on sale of the Extremity Orthopedics business,which closed during the first quarter of 2021.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration has proposed tax reform which, if enacted, would increase the Company’s U.S. federal income tax liability. Further, legislation in foreign jurisdictions may be enacted, in response to the BEPS project begun by the OECD. The OECD recently finalized major reform of the international tax system with respect to a minimum tax rate. Such changes in U.S. and Non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
United States	$287,347	$278,186	$550,698	$525,979
Europe	46,862	48,437	90,606	94,256
Asia Pacific	43,365	44,306	91,082	91,601
Rest of World	20,241	19,063	42,067	38,227
Total Revenues	$397,815	$389,992	$774,453	$750,063
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
Domestic revenues increased by $9.2 million for the three months ended June 30, 2022 compared to the same period last year. European sales decreased by $1.6 million for the three months ended June 30, 2022 compared to the same period last year. Sales to customers in Asia Pacific decreased by $0.9 million for the three months ended June 30, 2022. The Rest of World for the three months ended June 30, 2022 increased by $1.2 million compared to the same period last year. The international revenues were impacted by a $10.3 million unfavorable foreign exchange impact. Sales in Japan, China, Canada and Europe continue to drive international growth.
Domestic revenues increased by $24.7 million for the six months ended June 30, 2022 compared to the same period last year. European sales decreased by $3.7 million for the six months ended June 30, 2022 compared to the same period last year. Sales to customers in Asia Pacific decreased by $0.5 million for the six months ended June 30, 2022. The Rest of World for the six months ended June 30, 2022 increased by $3.8 million compared to the same period last year. The international revenues were impacted by a $14.9 million unfavorable foreign exchange impact. Sales in Japan, China, Canada and Europe continue to drive international growth.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company's working capital as of June 30, 2022 and December 31, 2021 was $841.8 million and $813.7 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $447.2 million and $513.4 million at June 30, 2022 and December 31, 2021 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2022, our non-U.S. subsidiaries held approximately $302.6 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Cash Flows

	Six Months Ended June 30,
Dollars in thousands	2022	2021
Net cash provided by operating activities	$110,822	$160,371
Net cash used in investing activities	(18,565)	(125,483)
Net cash used in financing activities	(146,612)	(100,490)
Effect of exchange rate fluctuations on cash	(11,941)	(7,150)

Cash Flows Provided by Operating Activities
Operating cash flows for the six months ended June 30, 2022 decreased by $49.5 million compared to the same period in 2021. Net income after removing the impact of the gain on sale of business and non-cash adjustments increased for the six months ended June 30, 2022 by approximately $34.4 million as compared to the same period in 2021 primarily due to earnings from higher revenues. The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $46.5 million in 2022 as compared to the increase of $37.5 million for the same period in 2021. The change in 2022 is mainly attributable to increases in inventory and accounts receivable due to higher revenues and decrease in accrued expenses and other current liabilities due to increased payments processed in the quarter. The changes in 2021 were primarily attributable to a reduction in inventories mainly driven by higher revenues in the first half of 2021, an increase in accounts payables, accrued expenses and other current liabilities partially offset by an increase in accounts receivable due to continued collection efforts.
Operating cash flows for the six months ended June 30, 2021 increased by $106.4 million compared to the same period in 2020. Net income after removing the impact of the gain on sale of business and non-cash adjustments increased for the six months ended June 30, 2021 by approximately $32.9 million as compared to the same period in 2020 primarily due to the revenue recovery in the current year as compared to the height of the COVID-19 pandemic in the first half of the 2020. The changes in assets and liabilities, net of business acquisitions, increased cash flows by $37.5 million in 2021 as compared to the decrease of $36.1 million for the same period in 2020.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2022, the Company paid $18.7 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments as well as the final $4.7 million payment related to the final developmental milestone for Rebound Therapeutics Corporation. This was partially offset by $4.9 million proceeds on cross-currency swaps designated as net investment hedge.
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
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the six months ended June 30, 2022 related to the repurchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement. In addition, the Company had $23.2 million in cash taxes paid for net equity settlements as a result of the departure of the former chief executive officer of the Company.
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
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 7, Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of our Amended and Restated Senior Credit Agreement, the 2025 Notes and Securitization Facility and Note 8, Derivative Instruments, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion of our hedging activities. We are forecasting that sales and earnings for the next twelve months will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment to the Senior Credit Facility.
Share Repurchase Plan
On April 26, 2022, the Board of Directors authorized the Company to repurchase up to $225.0 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2024. This stock repurchase authorization replaces the previous $225 million stock repurchase authorization, of which $100 million remained authorized at the time of its replacement, and which was otherwise set to expire on December 31, 2022. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing
On January 12, 2022, the Company entered into a $125.0 million accelerated share repurchase ("2022 ASR") and received 1.48 million shares of the Company common stock at inception, which represented approximately 80% of the expected total shares. On March 24, 2022, the early exercise provision was exercised by 2022 ASR counterparty. Upon settlement on March 24, 2022, the Company received an additional 0.46 million shares determined using the volume-weighted average price of the Company's common stock during the term of the 2022 ASR.

See Note 12, Treasury Stock of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further details.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the six months ended June 30, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on revolving portion and Term Loan component of the Senior Credit Facility, Securitization Facility and Convertible Securities. See Note 7, Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The Company also leases some of our manufacturing facilities and office buildings which have future minimum lease payments associated. See Note 11, Leases and Related Party Leases to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a schedule of our future minimum lease payments. Amounts related to the Company's other obligations, including employment agreements and purchase obligations were not material.
The Company has contingent consideration obligation related to prior and current year acquisitions and future pension contribution obligations. See Note 10, Defined Benefit Plans and Note 17, Commitments and Contingencies to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The associated obligations are not fixed. The Company also has a liability for uncertain tax benefits including interest and penalties. See Note 13, Income Taxes to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The Company cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Employee Termination Benefits
The Company incurred restructuring costs related to employee terminations associated with a plant closure and with future outsourcing plans for select transactional back office activities in the consolidated statement of operations for the six months ended June 30, 2022. Restructuring costs were included in accrued expenses and other current liabilities in the consolidated balance sheet for the six months ended June 30, 2022 and year ended December 31, 2021. See Note 1, Basis of Presentation of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional details.
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 8, Derivative Instruments of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2022 would increase interest income by approximately $4.5 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of June 30, 2022. The total notional amounts related to the Company’s interest rate swaps were $1.8 billion with $875.0 million effective as of June 30, 2022. Based on our outstanding borrowings at June 30, 2022, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis. See Note 8, Derivative Instruments, for the details of interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 17, Commitment and Contingencies.
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
Not applicable.
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
†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 27, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 27, 2022	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2022	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2022	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)