Form 10-Q
period 2022-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2022-10-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 24, 2022 was 83,518,163.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue, net	$385,191	$386,861	$1,159,644	$1,136,924

Costs and expenses:
Cost of goods sold	148,445	144,468	439,418	441,558
Research and development	24,736	25,831	74,410	68,326
Selling, general and administrative	143,820	156,010	464,397	475,195
Intangible asset amortization	3,141	4,113	10,339	12,838
Total costs and expenses	320,142	330,422	988,564	997,917
Operating income	65,049	56,439	171,080	139,007
Interest income	3,264	1,786	6,606	5,298
Interest expense	(12,809)	(12,192)	(36,700)	(38,270)
Gain (loss) from the sale of businesses	644	(230)	644	41,967
Other income, net	2,648	4,985	8,056	14,888
Income before income taxes	58,796	50,788	149,686	162,890
Provision for income taxes	8,881	7,559	22,082	39,199
Net income	$49,915	$43,229	$127,604	$123,691

Net income per share
Basic	$0.60	$0.51	$1.54	$1.46
Diluted	$0.60	$0.51	$1.53	$1.45

Weighted average common shares outstanding (See Note 13):
Basic	83,042	84,754	82,955	84,647
Diluted	83,399	85,447	83,476	85,391
Comprehensive income (See Note 14)	55,691	46,417	165,320	$150,975
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$511,937	$513,448
Trade accounts receivable, net of allowances of $3,958 and $4,735	248,268	231,831
Inventories, net	311,060	317,386
Prepaid expenses and other current assets	123,357	91,051
Assets held for sale	1,831	—
Total current assets	1,196,453	1,153,716
Property, plant and equipment, net	300,729	311,703
Right of use asset - operating leases	148,270	84,543
Intangible assets, net	1,054,035	1,145,573
Goodwill	977,860	1,013,458
Deferred tax assets, net	51,768	56,950
Other assets	77,898	16,440
Total assets	$3,807,013	$3,782,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$56,250	$45,000
Current portion of lease liability - operating leases	13,488	14,775
Accounts payable, trade	80,732	61,837
Contract liabilities	6,364	5,295
Accrued compensation	68,626	92,656
Accrued expenses and other current liabilities	78,992	120,458
Total current liabilities	304,452	340,021
Long-term borrowings under senior credit facility	814,530	824,257
Long-term borrowings under securitization facility	106,000	112,500
Long-term convertible securities	566,612	564,426
Lease liability - operating leases	157,533	90,329
Deferred tax liabilities	69,743	45,788
Other liabilities	63,729	120,258
Total liabilities	2,082,599	2,097,579
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 90,341 and 89,600 issued at September 30, 2022 and December 31, 2021, respectively	903	896
Additional paid-in capital	1,267,641	1,264,943
Treasury stock, at cost; 6,823 shares and 4,899 shares at September 30, 2022 and December 31, 2021, respectively	(362,863)	(234,448)
Accumulated other comprehensive loss	(7,439)	(45,155)
Retained earnings	826,172	698,568
Total stockholders’ equity	1,724,414	1,684,804
Total liabilities and stockholders’ equity	$3,807,013	$3,782,383
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$127,604	$123,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,803	89,090
Non-cash impairment charges	—	2,754
Deferred income tax provision (benefit)	1,439	(13,498)
Share-based compensation	21,994	29,778
Amortization of debt issuance costs and expenses associated with debt refinancing	5,142	5,308
Non-cash lease expense	3,040	3,099
Loss on disposal of property and equipment	914	2,029
Gain from the sale of businesses	(644)	(41,967)
Change in fair value of contingent consideration and others	(19,481)	(544)
Changes in assets and liabilities:
Accounts receivable	(23,870)	17,437
Inventories	(24,443)	(3,598)
Prepaid expenses and other current assets	1,629	(11,696)
Other non-current assets	9,575	5,900
Accounts payable, accrued expenses and other current liabilities	(803)	33,858
Contract liabilities	2,524	—
Other non-current liabilities	(14,288)	1,509
Net cash provided by operating activities	179,135	243,150
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,887)	(20,595)
Proceeds from sale of property and equipment	—	3
Proceeds from sale of businesses	23,960	190,468
Acquired in-process research and development milestone	(4,742)	—
Net proceeds from swaps designated as net investment hedges	4,909	76
Cash paid for business acquisitions, net of cash acquired	—	(303,910)
Net cash used in investing activities	(3,760)	(133,958)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	34,250	13,450
Payments on debt	(40,750)	(114,250)
Payment of debt issuance costs	—	(249)
Purchases of treasury stock	(125,000)	—
Proceeds from exercised stock options	1,592	6,588
Cash taxes paid in net equity settlement	(24,346)	(4,286)
Net cash used in financing activities	(154,254)	(98,747)
Effect of exchange rate changes on cash and cash equivalents	(22,632)	(10,380)
Net decrease in cash and cash equivalents	(1,511)	65
Cash and cash equivalents at beginning of period	513,448	470,166
Cash and cash equivalents at end of period	$511,937	$470,231
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	32,901	32,901
Other comprehensive income, net of tax	—	—	—	—	—	24,130	—	24,130
Issuance of common stock through employee stock purchase plan	17	—	—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	339	4	14	714	(9,758)	—	—	(9,040)
Share-based compensation	—	—	—	—	6,324	—	—	6,324
Accelerated shares repurchased	—	$—	(1,938)	$(129,152)	$4,152	$—	$—	$(125,000)
Balance, March 31, 2022	89,956	$900	(6,823)	$(362,886)	$1,266,739	$(21,025)	$731,469	$1,615,197
Net income	—	—	—	—	—	—	44,788	44,788
Other comprehensive income, net of tax	—	—	—	—	—	7,810	—	7,810
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	378	3	—	6	(13,655)	—	—	(13,646)
Share-based compensation	—	—	—	—	6,768	—	—	6,768
Balance, June 30, 2022	90,334	$903	(6,823)	$(362,880)	$1,259,852	$(13,215)	$776,257	$1,660,917
Net income	—	—	—	—	—	—	49,915	49,915
Other comprehensive income, net of tax	—	—	—	—	—	5,776	—	5,776
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	7	—	—	17	(1,160)	—	—	(1,143)
Share-based compensation	—	—	—	—	8,949	—	—	8,949
Balance, September 30, 2022	90,341	903	(6,823)	(362,863)	1,267,641	(7,439)	826,172	1,724,414

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	89,251	$893	(4,914)	$(235,141)	$1,290,909	$(74,059)	$532,265	$1,514,867
Net income	—	—	—	—	—	—	45,394	45,394
Other comprehensive income, net of tax	—	—	—	—	—	30,432	—	30,432
Issuance of common stock through employee stock purchase plan	18	—	—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	137	1	15	680	(3,222)	—	—	(2,541)
Share-based compensation	—	—	—	—	6,098	—	—	6,098
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,772)	(66,046)
Balance, March 31, 2021	89,406	$894	(4,899)	$(234,461)	$1,231,638	$(43,627)	$574,887	$1,529,331
Net income	—	—	—	—	—	—	35,068	35,068
Other comprehensive loss, net of tax	—	—	—	—	—	(6,336)	—	(6,336)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	68	1	—	—	1,175	—	—	1,176
Share-based compensation	—	—	—	—	15,742	—	—	15,742
Balance, June 30, 2021	89,474	$895	(4,899)	$(234,461)	$1,248,555	$(49,963)	$609,955	$1,574,981
Net income	—	—	—	—	—	—	43,229	43,229
Other comprehensive income, net of tax	—	—	—	—	—	3,189	—	3,189
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	123	1	—	12	2,529	—	—	2,542
Share-based compensation	—	—	—	—	7,746	—	—	7,746
Balance, September 30, 2021	89,597	896	(4,899)	(234,449)	1,258,830	(46,774)	653,184	1,631,687

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
In the opinion of management, the September 30, 2022 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders' equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The December 31, 2021 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and nine-month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic, including reductions in capital and overall spending by our customers, increased freight costs, decreased availability of certain raw materials used in certain of our products and labor constraints. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the Company’s business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. Although there was not a material impact to the Company’s consolidated financial statements as of and for the nine months ended September 30, 2022, changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, duration of the pandemic, including resurgences, new variants or strains, impact of government regulations, the speed and effectiveness of vaccine distribution, vaccine adoption rates and the duration of direct and indirect economic effects of the pandemic, containment measures and other macroeconomic factors which could cause a local/or global economic recession. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Employee Termination Benefits
The Company incurred employee termination costs on restructuring activities associated with a closure of a manufacturing facility in France, outsourcing plans for select transactional back office activities, and executive reorganization in the consolidated statement of operations for the nine months ended September 30, 2022. The following table summarizes our restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the nine months ended September 30, 2022.

(Dollars in thousands)	Amount
Balance at December 31,2021	$10,226
Charges:
Cost of Goods Sold	$1,379
Research and development	130
Selling, general and administrative	3,494
Payments and other adjustments	$(10,569)
Balance at September 30,2022	$4,660
Included in the accrual balance at September 30, 2022 above is $1.8 million related to the closure of a manufacturing facility located in France, $1.7 million related to executive reorganization and $1.2 million related to the outsourcing plans for select transactional back office activities.
Assets Held for Sale
On July 18 2022, the Company entered into a preliminary agreement to sell a manufacturing facility located in France which is expected to close during the fourth quarter of 2022, subject to satisfaction of customary conditions. The Company considered the building to be accounted as held-for-sale as the six criteria under ASC 260 were met during the third quarter of 2022. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The fair value of the business less costs to sell exceeded the related carrying value.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. On October 5, 2022, the FASB approved an extension of the sunset date of the reference rate reform from December 31, 2022 to December 31, 2024, past LIBOR’s end date. The Company currently has contracts that are indexed to LIBOR and are continuing to evaluate the scope of impacted contracts and potential risk. The Company is also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, the Company does not expect a material impact to the consolidated financial statements and related disclosures associated with this transition.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
2. ACQUISITIONS AND DIVESTITURES
Sale of non-core traditional wound care business
On August 31, 2022, the Company completed its previously announced sale of its non-core traditional wound care ("TWC") business to Gentell, LLC ("Gentell") for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones two years after the closing date. The proceeds from the sale of the TWC business of $27.8 million is presented in the consolidated statement of cash flows net of cash transferred of $3.5 million and other transaction fees. The transaction included the sale of the Company's TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings.
The divestiture did not represent a strategic shift that had a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the TWC business to the Company's Tissue Technologies reportable business segment. In connection with the sale, the Company recognized $0.6 million as a gain from the sale of the business in the consolidated statement of operations for the nine months ended September 30, 2022. The transaction is subject to final working capital adjustments.
In addition to the purchase and sale agreement, the Company also entered into a contract manufacturing agreement with Gentell. Under the terms of the agreement, Gentell received inventory, equipment, and tooling to manufacture certain MediHoney® and TCC-EZ® products on behalf of the Company. On the close date of this transaction, the Company transferred all inventory associated with these products to Gentell and subsequently recognized a prepaid asset of $11.1 million, as a form of a deposit for the inventory transferred. Based on the expected timing of inventory purchases, $8.3 million was included within prepaid expenses and other current assets and $2.8 million within other assets in the consolidated balance sheet. This deposit will be utilized by the Company on future orders placed to Gentell for such products.
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
The divestiture did not represent a strategic shift that had a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the Extremity Orthopedics business to the Company's Tissue Technologies reportable business segment. In connection with the sale, the Company recognized a $41.8 million as a gain from the sale of the business in the consolidated statement of operations for the year ended December 31, 2021. The Company finalized the net working capital with Smith & Nephew as of December 31, 2021.
The Company also entered into a transition services agreement ("TSA") with Smith & Nephew which requires the Company to provide certain services on behalf of Smith & Nephew for the duration of the period subsequent to the sale of the business as defined in the TSA. The Company recognized a payable due to Smith & Nephew of $3.0 million as of September 30, 2022, which is included in the consolidated balance sheets within accrued expenses and other current liabilities. The TSA includes services such as invoicing and cash collections from customers on behalf of Smith & Nephew. As of September 30, 2022, the Company has concluded the majority of the transition services agreement, pending final payment.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contingent Consideration
As part of the ACell Acquisition, the Company is required to make payments to the former shareholders of ACell up to $100 million based on the achievement by the Company of certain revenue-based performance milestones in 2022, 2023, and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The estimated fair value as of September 30, 2022 was $5.0 million. The Company recorded $5.0 million and $23.0 million in other liabilities at September 30, 2022 and September 30, 2021, respectively, in the consolidated balance sheets of the Company. The change in the fair value of the contingent obligation was primarily as a result of changes in the timing and amount of revenue estimates.
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
In the third quarter of 2022, due to the voluntary recall of the CereLink® intracranial pressure monitors, the Company recorded a $1.5 million provision for product returns, as a reduction of net revenue, and a $0.8 million rework accrual in cost of goods sold.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contract Asset and Liability
Revenues recognized from the Company's private label business that are not invoiced to the customers as a result of recognizing revenue over time are recorded as a contract asset included in the prepaid expenses and other current assets account in the consolidated balance sheet. Upon invoicing to the customer, the balance is recorded in trade receivable, net in the consolidated balance sheet.
Other operating revenues may include fees received under service agreements. Non-refundable fees received under multiple-period service agreements are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.
The following table summarized the changes in the contract asset and liability balances for the nine months ended September 30, 2022:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2022	$11,412
Transferred to trade receivable of contract asset included in beginning of the year contract asset	(11,412)
Contract asset, net of transferred to trade receivables on contracts during the period	6,281
Contract asset, September 30, 2022	$6,281

Contract Liability
Contract liability, January 1, 2022	$11,946
Recognition of revenue included in beginning of year contract liability	$(6,054)
Contract liability, net of revenue recognized on contracts during the period	8,534
Foreign currency translation	(120)
Contract liability, September 30, 2022	$14,306
At September 30, 2022, the short-term portion of the contract liability of $6.4 million and the long-term portion of $7.9 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of September 30, 2022, the Company is expected to recognize revenue of approximately 44% of unsatisfied (or partially unsatisfied) performance obligations as revenue within twelve months, with the remaining balance to be recognized thereafter.
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
Taxes Collected from Customers
The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Neurosurgery	$193,848	$199,210	$588,818	$591,064
Instruments	55,948	57,287	166,149	163,511
Total Codman Specialty Surgical	249,796	256,497	754,967	754,575

Wound Reconstruction and Care	104,625	99,744	304,149	291,058
Private Label	30,770	30,620	100,528	91,291
Total Tissue Technologies (1)	135,395	130,364	404,677	382,349
Total revenue	$385,191	$386,861	$1,159,644	$1,136,924
(1) On August 31, 2022, the Company completed the sale of its non-core traditional wound care ("TWC") business. See Note 2, Acquisitions and Divestitures.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	September 30, 2022	December 31, 2021
Finished goods	$163,160	$162,528
Work in process	73,326	65,323
Raw materials	74,574	89,535
Total inventories, net	$311,060	$317,386
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2022 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2021	$663,428	$350,030	$1,013,458
Divestitures(1)	—	(5,019)	(5,019)
Foreign currency translation	(20,117)	(10,462)	(30,579)
Goodwill at September 30, 2022	$643,311	$334,549	$977,860
(1) On August 31, 2022, the Company completed the sale of the TWC business. See Note 2, Acquisitions and Divestitures.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,114,779	$(350,055)	$764,724
Customer relationships	12 years	$190,848	$(140,433)	$50,415
Trademarks/brand names	28 years	$95,406	$(33,261)	$62,145
Codman tradename	Indefinite	$161,663	$—	$161,663
Supplier relationships	30 years	$30,211	$(16,926)	$13,285
All other	11 years	$5,547	$(3,744)	$1,803
		$1,598,454	$(544,419)	$1,054,035

	December 31, 2021
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,132,954	$(307,013)	$825,941
Customer relationships	12 years	211,344	(142,755)	68,589
Trademarks/brand names	28 years	98,367	(31,468)	66,899
Codman tradename	Indefinite	167,758	—	167,758
Supplier relationships	30 years	30,211	(16,192)	14,019
All other	11 years	6,258	(3,891)	2,367
		$1,646,892	$(501,319)	$1,145,573
On August 31, 2022, $10.5 million of customer relationship assets, net were divested in conjunction with the sale of the TWC business. See Note 2, Acquisitions and Divestitures.
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
During the third quarter of 2022, the Company elected to perform a qualitative analysis for its three reporting units and intangible asset with indefinite lives. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $19.1 million for the remainder of 2022, $76.3 million in 2023, $75.7 million in 2024, $75.7 million in 2025, $75.5 million in 2026, $73.6 million in 2027 and $499.0 million thereafter.

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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2022, the Company was in compliance with all such covenants.
At September 30, 2022 and December 31, 2021, there was $65.0 million and $31.3 million, respectively, outstanding under the revolving portion of the Senior Credit Facility at weighted average interest rates of 4.5% and 1.4%, respectively. At September 30, 2022 and December 31, 2021, there was $810.0 million and $843.8 million, respectively, outstanding under the Term Loan component of the Senior Credit Facility at a weighted average interest rate of 4.5% and 1.4%, respectively. At September 30, 2022 and December 31, 2021, there was $56.3 million and $45.0 million, respectively of the Term Loan component of the Senior Credit Facility classified as current on the consolidated balance sheets.
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit and Term Loan components at September 30, 2022 were $64.1 million and $799.7 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of September 30, 2022 and December 31, 2021 totaled $1.6 million. There were no amounts drawn as of September 30, 2022.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended September 30, 2022	Principal Repayment
Dollars in thousands
Remainder of 2022	$11,250
2023	$61,875
2024	$67,500
2025	$669,375
$810,000
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $9.0 million for remainder of 2022, $34.2 million in 2023, $31.2 million in 2024, and $2.8 million in 2025. Interest is calculated on the term loan portion of the Senior Credit Facility based on LIBOR plus the certain amounts set forth in the Sixth Amended and Restated Credit Agreement. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of September 30, 2022, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
At December 31, 2020, the carrying amount of the liability component was $485.9 million, the remaining unamortized discount was $89.1 million, and the principal amount outstanding was $575.0 million. On January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. See Note 1, Basis of Presentation, for further details. At September 30, 2022, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at September 30, 2022 was $505.2 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
As a result of the adoption of ASU 2020-06, for the nine months ended September 30, 2022 and September 30, 2021, the Company recognized only cash interest related to the contractual interest coupon on the 2025 Notes of $2.2 million and $2.1 million, respectively.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2022, the Company was in compliance with the covenants and none of the termination events had occurred.
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. The May 2021 Amendment does not increase the Company’s total indebtedness.
At September 30, 2022 and December 31, 2021, the Company had $106.0 million and $112.5 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 3.5% and 1.1%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at September 30, 2022 was $104.5 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
The Company held the following interest rate swaps as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	September 30, 2022	December 31, 2021					September 30, 2022	December 31, 2021
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month USD LIBOR Loan	300,000	300,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	1,078	(5,268)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	4,671	(5,520)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,212	(7,421)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,719	(5,512)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,828	(5,464)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,673	(5,494)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,578	(6,886)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,545	(6,764)
1-month USD LIBOR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	26,261	3,552
1-month USD LIBOR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	6,039	821
	$1,775,000	$1,775,000					$60,604	$(43,957)
The Company has designated these derivative instruments as cash flow hedges. The Company assesses the effectiveness of these derivative instruments and has recorded the changes in the fair value of the derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive loss (“AOCL”), net of tax, until the hedged item has affected earnings, at which point any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the remaining amount of any gain or loss on the related cash flow hedge recorded in AOCL to interest expense at that time.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Cross-Currency Rate Swaps
On October 2, 2017, the Company entered into cross-currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of Swiss Franc ("CHF") denominated intercompany loans into U.S. dollars. The CHF-denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of an acquisition. As of December 31, 2021, $150.0 million of the $300.0 million notional amount remained outstanding. On September 26, 2022, the Company amended the CHF-denominated intercompany loan to extend the termination date to September 2023 and as a result, the Company early terminated the cross-currency swap designated as cash flow hedge of an intercompany loan with aggregate notional amount of $50.0 million. Simultaneously, the Company entered into a cross-currency swap agreement to convert a notional amount of CHF 48.5 million equivalent to $49.1 million of this amended intercompany loan into U.S. dollars. The loss recorded by the Company upon the settlement of the swap was not material for the period.
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
The Company held the following cross-currency rate swaps as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

					September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	September 28, 2022	September 29, 2023	1.95%	CHF	48,532	—	(106)	—
Receive U.S.$			5.32%		$49,142	—

Pay CHF	October 2, 2017	October 3, 2022	1.95%	CHF	97,065	145,598	2,281	(8,283)
Receive U.S.$			4.52%		$100,000	150,000

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	379,887	397,137	18,394	41
Receive U.S.$			3.98%		$426,456	445,821

Total							$20,569	$(8,242)
On October 3rd, 2022, in accordance with the termination date, the Company settled cross-currency swaps designated as cash flow hedges of an intercompany loan with aggregate notional amounts of $100 million. Based on the closing exchange rates, the gain upon settlement of these swaps was approximately $1.6 million which was offset by the loss on the settlement of the intercompany loan.
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business. On October 1, 2018, December 16, 2020 and May 26, 2022, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

					September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	51,760	9,198	2,503
Receive U.S.$			2.57%		$60,000	60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	7,049	2,147
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	December 16, 2020	December 16, 2027	—%	CHF	—	222,300	—	(792)
Receive U.S.$			1.10%		$—	250,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	—	(522)	—
Receive U.S.$			1.94%		$300,000	—

Total							$15,725	$3,858
On May 26, 2022, the Company early settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $250 million equivalent to 222.3 million CHF. The original settlement date was December 16, 2027. As a result of the settlement, the Company recorded a gain of $4.9 million in AOCL. On May 26, 2022, the Company entered into cross-currency swap agreements designated as net investment hedge to replace these swaps with a notional amount of $300 million equivalent to 288 million CHF.
On September 30, 2021, in accordance with the termination date, the Company settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $52 million equivalent to 44.9 million Euros based on the termination date. As a result of the settlement, the Company recorded a gain of $0.1 million in AOCL.
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL
Counterparty Credit Risk
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Effects of Derivative Instruments on Financial Position and Results of Operations
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	Fair Value as of
Location on Balance Sheet(1):	September 30, 2022	December 31, 2021
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	13,111	$—
Cross-currency swap	$9,287	$4,900
Net Investment Hedges
Cross-currency swap	16,138	5,120
Other assets
Cash Flow Hedges
Interest rate swap(2)	47,493	4,373
Cross-currency swap	11,387	—
Net Investment Hedges
Cross-currency swap	6,054	2,104
Total derivatives designated as hedges — Assets	$103,470	$16,497

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$—	$18,187
Cross-currency swap	$105	8,283
Cash Flow Hedges
Interest rate swap(2)	$—	30,143
Cross-currency swap	$—	4,859
Net Investment Hedges
Cross-currency swap	$6,467	3,366
Total derivatives designated as hedges — Liabilities	$6,572	$64,838
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At September 30, 2022 and December 31, 2021, the total notional amounts related to the Company’s interest rate swaps were both $1.8 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the AOCL and earnings, both net of tax, during the three and nine months ended September 30, 2022 and 2021:

Dollars in thousands	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Three Months Ended September 30, 2022
Cash Flow Hedges
Interest rate swap	$26,939	$32,939	$(726)	$60,604	Interest expense
Cross-currency swap	(17,835)	12,332	17,627	(23,130)	Other income, net
Net Investment Hedges
Cross-currency swap	7,506	9,403	2,378	14,531	Interest income
	$16,610	$54,674	$19,279	$52,005
Three Months Ended September 30, 2021
Cash Flow Hedges
Interest rate swap	$(62,736)	$2,488	$(5,434)	$(54,814)	Interest expense
Cross-currency swap	(4,363)	7,045	5,874	(3,192)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,078)	6,882	1,749	3,055	Interest income
	$(69,177)	$16,415	$2,189	$(54,951)

Dollars in thousands	Balance in AOCL Beginning of Year	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Nine Months Ended September 30, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$94,729	$(9,831)	$60,604	Interest expense
Cross-currency swap	(9,688)	33,784	47,226	(23,130)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,321)	21,528	4,676	14,531	Interest income
	$(55,965)	$150,041	$42,071	$52,005
Nine Months Ended September 30, 2021
Cash Flow Hedges
Interest rate swap	$(93,769)	$21,993	$(16,962)	$(54,814)	Interest expense
Cross-currency swap	(1,073)	36,270	38,389	(3,192)	Other income, net
Net Investment Hedges
Cross-currency swap	(12,291)	20,543	5,197	3,055	Interest income
	$(107,133)	$78,806	$26,624	$(54,951)
For the three and nine months ended September 30, 2022, the Company recorded gains of $16.5 million and $42.2 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation of the cross-currency swaps, designated as cash flow hedges, to offset the losses recognized on the intercompany loans. For the three and nine months ended September 30, 2021, the Company recorded a gains of $4.3 million and $34.3 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation of the cross-currency swaps, designated as cash flow hedges, to offset the losses recognized on the intercompany loans.
For the three and nine months ended September 30, 2022, the Company recorded gains of $1.1 million and $5.0 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps designated as cash flow hedges. For the three and nine months ended September 30, 2021, the Company recorded gains of $1.5 million and $4.1 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps designated as cash flow hedges.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The estimated gain that is expected to be reclassified to other income, net from AOCL as of September 30, 2022, for the cross-currency swaps designated as cash flow hedges, within the next twelve months is $9.2 million. As of September 30, 2022, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
The estimated gain that is expected to be reclassified to interest income from AOCL as of September 30, 2022, for the cross-currency swaps designated as net investment hedges, within the next twelve months is $16.1 million.
Derivative Instruments not designated hedges:
During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $4.2 million, to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD"). During the second quarter of 2022, the Company entered into foreign currency forward contract, with a notional amount of $4.2 million, to mitigate the foreign exchange risk related to certain intercompany receivables denominated in Japanese Yen ("JPY"). These contracts were settled in third quarter of 2022, in accordance with their termination date with a gain of $0.2 million. During the third quarter of 2022, the Company also entered into foreign currency forward contracts, with a notional amount of $2.0 million, which was also settled in the third quarter of 2022 in accordance with its term, resulting in a gain of $0.1 million. During the third quarter of 2022, the Company entered into foreign currency forward contracts, with a notional amount of $16.4 million, to mitigate the foreign exchange risk related to certain intercompany receivables denominated in JPY, CHF and the Chinese Renminbi traded in Hong Kong. The contracts are not designated as hedging instruments. The fair value of the foreign currency forward contracts was $1.2 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.
During the third quarter of 2022, the Company entered into a foreign currency swap, with a notional amount of $12.2 million to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in CHF. During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 million to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in JPY. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to $6.4 million.
The following table summarizes the gains (losses) of derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency forward contracts	$1,162	$117	$1,154	$(186)
Foreign currency swaps	184	(7)	1,777	404
Total	$1,346	$110	$2,931	$218
8. STOCK-BASED COMPENSATION
As of September 30, 2022, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Stock Options
As of September 30, 2022, there were approximately $3.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 145,565 stock options granted during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the weighted average grant date fair value for stock options was $23.15 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2022, there was approximately $33.6 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 397,333 restricted stock awards and 130,753 performance stock awards during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the weighted average grant date fair value for restricted stock awards and performance stock units was $63.62 and $65.11 per award, respectively.
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
Net periodic benefit cost for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2022 were $0.3 million and $0.8 million. The components of the net periodic benefit costs other than the service cost component of $0.6 million and $1.9 million for the three and nine months ended September 30, 2022 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2021 were $0.5 million and $1.8 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $2.4 million for the three and nine months ended September 30, 2021 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $34.0 million and $39.9 million as of September 30, 2022 and December 31, 2021, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2022 and December 31, 2021. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation. This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $4.3 million and $3.8 million as of September 30, 2022 and December 31, 2021. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2022. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.

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
Total operating lease expense for the nine months ended September 30, 2022 and September 30, 2021 was $16.6 million and $15.7 million respectively, which includes $0.2 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	September 30, 2022	December 31, 2021
ROU assets	$148,270	$84,543

Current lease liabilities	13,488	14,775
Non-current lease liabilities	157,533	90,329
Total lease liabilities	$171,021	$105,104

Weighted average remaining lease term (in years):
Leased facilities	17.3 years	10.4 years
Leased vehicles	2.0 years	2.1 years

Weighted average discount rate:
Leased facilities	5.3%	5.1%
Leased vehicles	2.7%	2.6%
Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 were as follows:

Dollars in thousands	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,804	$10,942

ROU assets obtained in exchange for lease liabilities:
Operating leases	$75,588	$10,725
Future minimum lease payments under operating leases at September 30, 2022 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2022	$74	$4,112	$4,186
2023	296	18,902	19,198
2024	296	19,435	19,731
2025	296	18,014	18,310
2026	296	16,624	16,920
2027	296	15,773	16,069
Thereafter	246	164,838	165,084
Total minimum lease payments	$1,800	$257,698	$259,498
Less: Imputed interest			88,477
Total lease liabilities			171,021
Less: Current lease liabilities			13,488
Long-term lease liabilities			157,533

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
As of September 30, 2022 and December 31, 2021, there were 6.8 million and 4.9 million shares of treasury stock outstanding with a cost of $362.9 million and $234.4 million, at a weighted average cost per share of $53.18 and $47.86, respectively.
On January 12, 2022, the Company entered into a $125.0 million accelerated share repurchase ("2022 ASR") and received 1.48 million shares of Company common stock at inception, which represented approximately 80% of the expected total shares. On March 24, 2022, the early exercise provision was exercised by the 2022 ASR counterparty. Upon settlement on March 24, 2022, the Company received an additional 0.46 million shares determined using the volume-weighted average price of the Company's common stock during the term of the 2022 ASR.
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reported tax rate	15.1%	14.9%	14.8%	24.1%
The Company’s effective income tax rates for the three months ended September 30, 2022 and 2021 were 15.1% and 14.9%, respectively. For the three months ended September 30, 2022, the primary driver of the higher tax rate is a decrease of income in lower-taxed jurisdictions, offset by a $1.2 million benefit related to prior year amended tax returns.
The Company’s effective income tax rates for the nine months ended September 30, 2022 and 2021 were 14.8% and 24.1%, respectively. For the nine months ended September 30, 2022, the primary driver of the lower tax rate is a $5.5 million benefit related to excess tax benefits from stock compensation, offset by the prior year tax impact of the gain on the sale of the Extremity Orthopedics business, which was completed during the first quarter of 2021.
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
On August 16, President Biden signed into law the Inflation Reduction Act of 2022. The Act imposes a Corporate Minimum Tax of 15% on book income profits greater than $1 billion. The company is not expected to be subject to the Corporate Minimum Tax. The act provides for credits for investments in clean energy production, and the Company is exploring whether those credits align with any plans it may develop for clean energy production. The Act imposes an excise tax of 1% on share repurchases. Beginning in 2023, all share repurchases shall be subject to the excise tax, but the Company does not expect the excise tax to impact the company’s capital deployment plans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of September 30, 2022, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and there is no material cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans. As such, the Company has determined the tax impact of repatriating these foreign earnings would not be material as of September 30, 2022.
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Basic net income per share:
Net income	$49,915	$43,229	$127,604	$123,691
Weighted average common shares outstanding	83,042	84,754	82,955	84,647

Basic net income per common share	$0.60	$0.51	$1.54	$1.46

Diluted net income per share:
Net income	$49,915	$43,229	$127,604	$123,691

Weighted average common shares outstanding — Basic	83,042	84,754	82,955	84,647
Effect of dilutive securities:
Stock options and restricted stock	357	693	521	744
Weighted average common shares for diluted earnings per share	83,399	85,447	83,476	85,391

Diluted net income per common share	$0.60	$0.51	$1.53	$1.45
Common stock of approximately 0.3 million and 0.1 million shares at September 30, 2022, and 2021, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
Based on the adoption of ASU 2020-06, as the principal amount of the 2025 Notes will be paid in cash and only the conversion spread is settled in shares, the Company will be utilizing the if-converted method and only includes the net number of incremental shares that would be issued upon conversion.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income for the nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
Net income	$49,915	$43,229	$127,604	$123,691
Foreign currency translation adjustment	(21,392)	(7,815)	(45,142)	(13,058)
Change in unrealized gain (loss) on derivatives, net of tax	27,213	10,964	82,957	40,075
Pension liability adjustment, net of tax	(45)	39	(99)	267
Comprehensive income, net	$55,691	$46,417	$165,320	$150,975

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2021 and September 30, 2022 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2022	$(42,981)	$1,893	$(4,067)	$(45,155)
Other comprehensive gain (loss)	115,298	(99)	(45,142)	70,057
Less: Amounts reclassified from accumulated other comprehensive income, net	32,341	—	—	32,341
Net current-period other comprehensive gain (loss)	82,957	(99)	(45,142)	37,716
Balance at September 30, 2022	$39,976	$1,794	$(49,209)	$(7,439)
For the nine months ended September 30, 2022, the Company reclassified a gain of $36.3 million and a loss of $4.0 million from accumulated other comprehensive loss to other income, net and interest income, respectively.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
Segment Net Sales
Codman Specialty Surgical	$249,796	$256,497	$754,967	$754,575
Tissue Technologies	135,395	130,364	404,677	382,349
Total revenues	$385,191	$386,861	$1,159,644	$1,136,924
Segment Profit
Codman Specialty Surgical	$105,717	$110,686	$308,073	$331,460
Tissue Technologies	59,754	57,730	175,273	172,154
Segment profit	165,471	168,416	483,346	503,614
Amortization	(3,141)	(4,113)	(10,339)	(12,838)
Corporate and other	(97,281)	(107,864)	(301,927)	(351,769)
Operating income	$65,049	$56,439	$171,080	$139,007

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
United States	$282,016	$275,775	$832,714	$801,754
Europe	38,301	46,458	128,907	140,714
Asia Pacific	42,774	45,015	133,856	136,616
Rest of World	22,100	19,613	64,167	57,840
Total Revenues	$385,191	$386,861	$1,159,644	$1,136,924
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine month period ended September 30, 2022 and September 30, 2021 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2022 and September 30, 2021 is as follows (in thousands):

Nine Months Ended September 30, 2022	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 2)		Location in Financial Statements
	Short-term	Long-term		Long-term	Short-term	Long-term
Balance as of January 1, 2022	$3,691	$11,408		$230	$—	$21,800
Transfers	—	—		—	4,885	(4,885)
Change in fair value of contingent consideration liabilities	(862)	$(1,819)	Research and development	—	(4,885)	(11,915)	Selling, general and administrative
Balance as of September 30, 2022	$2,829	$9,589		$230	$—	$5,000

Nine Months Ended September 30, 2021	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 2)	Location in Financial Statements
	Short-term	Long-term		Long-term	Long-term
Balance as of January 1, 2021	$3,415	$11,746		$230	$—
Additions from acquisition of ACell	—	—		—	23,900
Transfers	(3,415)	3,415		—	—
Change in fair value of contingent consideration liabilities	—	(544)	Research and development	—	(900)	Selling, general and administrative
Balance as of September 30, 2021	$—	$14,617		$230	$23,000
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
As part of the acquisition, the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of September 30, 2022 and September 30, 2021 was $12.4 million and $14.6 million, respectively. The Company recorded $9.6 million and $14.6 million in other liabilities at September 30, 2022 and September 30, 2021, respectively, and $2.8 million in accrued expenses and other current liabilities at September 30, 2022, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of September 30, 2022 and September 30, 2021 was $0.2 million.

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
We have key manufacturing and research facilities located in California, Indiana, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland and Switzerland. We source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors.
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

To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings, the reach of our product portfolios and drive relevant scale to our customers. In 2022, we continued to advance the development of pioneering neurosurgical technologies from our 2019 acquisitions of Arkis Biosciences, Inc. and Rebound Therapeutics Corporation and the expansion our product offering of regenerative technologies from our 2021 ACell acquisition. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional details.
Portfolio Optimization and New Product Introductions. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential technological innovations for significant returns on investment. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. In addition to acquisitions and organic reinvestment, we continually look to optimize our portfolio towards higher growth and higher margin businesses. As such, we may opportunistically divest businesses or discontinue products where we see limited runway for future value creation in line with our aspirations due in part to changes in the market, business fundamentals or the regulatory environment.
In August 2022, we completed the sale of our non-core traditional wound care ("TWC") business to Gentell, LLC for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones. In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited ("Smith & Nephew"), a subsidiary of Smith & Nephew plc, for approximately $240 million in cash. Our portfolio optimization actions over the past two years have allowed us to increase our focus on Integra’s core portfolio of market-leading products in neurosurgery, surgical instrumentation and regenerative tissue and moves us closer to achieving our long-term organic growth and profitability targets. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.
Commercial Channel Investments. Investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. To support our commercial efforts in Tissue Technologies, we utilize a two-tier specialist model to increase our presence in focused segments by creating a virtual selling organization to help serve the evolving needs of our customers. In addition, we continue to build upon our leadership brands across our product franchises in both CSS and TT to engage customers through enterprise-wide contracts with leading hospitals, integrated delivery networks and global purchasing organizations in the United States. Internationally, we have increased our commercial resources significantly in key emerging markets and are making investments to support our sales organization and maximize our commercial opportunities. Domestically, we have also increased our TT sales force in the United States to support the expanded regenerative tissue product portfolio that includes ACell products. These investments in our international and domestic sales channel position us well for expansion and long-term growth.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthening our relationships with all customers. We continue to invest in technologies, systems and processes to enhance the customer experience. We also launched digital tools and programs, resources and virtual product training to drive continued customer familiarity with our growing portfolio of medical technologies globally. In addition, we are in the process of outsourcing certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies and expect to complete the transition by year end 2022.
New Product Introductions and Research and Development Updates
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
In the third quarter of 2022, we made progress to several enhancements to our CUSA® Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) approval. Commercial launch is expected in the first quarter of 2023. We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities.

In 2022, we continued to advance the two early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, we added a platform technology, CerebroFlo® EVD, catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. In 2019, we also acquired Rebound Therapeutics Corporation which specialized in a single-use medical device, known as Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In 2021, we began and continued to conduct a limited clinical launch of the Aurora Surgiscope for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using this same technology platform for the treatment of intracerebral hemorrhages ("ICH"). In 2022, we have continued to execute on our growth initiatives. We launched the Aurora® Evacuator with Coagulation device in the U.S., designed to be used in conjunction with our Aurora Surgiscope to safely address and evacuate blood in the brain caused by hemorrhagic stroke.
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. In June 2022, we launched the Neutus® EVD system, our first external ventricular drain (“EVD") in China. The Neutus EVD system is manufactured in China by Shanghai Haoju Medical Technology Co., Ltd. under an exclusive distribution arrangement. The device is used in the management of cerebrospinal fluid and is highly complementary to our Bactiseal® catheter and advanced intercranial pressure monitoring products. In 2021, we launched our CereLink® ICP Monitor System in the U.S. and Europe direct markets and continued the global rollout in the first half of 2022. CereLink provides enhanced accuracy, usability and advanced data presentation that provides clinicians with uncompromised, advanced continuous ICP monitoring that until now, has not been available when treating patients with traumatic brain injuries. Refer below to the FDA Matters for further consideration on the recall of the CereLink ICP Monitor System.
Within our TT segment, in 2022, we launched NeuraGen® 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and designed to optimize the environment for nerve regeneration to allow for more complete functional recovery. During 2021, we completed one of the largest diabetic foot ulcers ("DFU"), randomized controlled trials of the PriMatrix® Dermal Repair Scaffold for the management of DFU. This multi-center study enrolled more than 225 patients with chronic DFU's over the course of 12-week treatments and 4-week follow-up phases. The results of this study, which was published in the Journal of Wound Care, demonstrated that PriMatrix plus standard of care ("SOC") consisting of sharp debridement, infection elimination, use of dressings and offloading was significantly more likely to achieve complete wound closure compared with SOC alone, with a median number of one application of the product.
COVID-19 Pandemic and the Economic Recession
The global healthcare system is continuing to respond to the unprecedented challenge posed by the COVID-19 (including new variants of COVID-19) pandemic ("COVID-19" or the "pandemic"). The pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. The COVID-19 pandemic continues to cause significant volatility and uncertainty in the global and regional economies, leading to changes in consumer and business behavior, market fluctuations, materials and product shortages and restrictions on business and individual activities, all of which are materially impacting supply and demand in broad sectors of the world markets. Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain, primarily through a lack of availability of raw materials and electronic components. We have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. Regional COVID-19 case volumes (including those related to subsequent variants), actions taken by governmental authorities, private businesses and individuals, such as “shelter-in-place” orders and restrictions on travel and access to our customers or temporary closures of our facilities or the facilities of our suppliers, disruption and/or higher costs to the Company’s supply chain, staffing shortages in hospitals and labor constraints in our facilities, could further impact our sales margins and our ability to ship our products and supply our customers.
COVID variants continue to contribute to an uncertain business environment and the effects resulting from the pandemic, such as inflationary pressures and global central bank actions to contain high inflation levels, could cause or contribute to a local and/or global economic recession. Capital markets and worldwide economies have also been significantly impacted and such economic recession could have a material adverse effect on the Company’s long-term business as hospitals reduce capital, as well as overall spending.
The emergence of new variants, vaccinations and public health measures are driving the pace of economic recovery unevenly in various regions. The direct and indirect disruptions caused by the pandemic and the responses of both governments and individuals could negatively impact the number of surgical and medical intervention procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomic conditions is provided under Item 1A - Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

FDA Matters
On August 18, 2022, the Company, after consultation with the FDA and other regulatory authorities outside of the United States, initiated an immediate voluntary global product removal of all CereLink intracranial pressure monitors as a result of customer reports about monitors whose pressure readings were out of range. The Company believes that the out-of-range readings are principally caused by electrical interference from the external environment and/or interference from a component on the circuit board of the monitor. These out-of-range readings have occurred at a low incidence rate and at a limited number of sites; however, out of an abundance of caution, the Company removed all CereLink monitors from the field.
The Company is continuing its investigation into the matter in order to remedy the observed issue and plans to resume shipment of the CereLink monitors as soon as any such issues have been resolved. Based on outlook for returning the product to market and feedback from customers, the Company recorded a $1.5 million provision for product returns, as a reduction of net revenue, and a $0.8 million rework accrual in cost of goods sold in the third quarter of 2022.
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
Considering the risk of enforcement action, the Company discontinued the manufacturing of all morselized amniotic membrane tissue-based products prior to May 31, 2021. We no longer distribute these products. As of September 30, 2022, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic membrane tissue-based products.
As the FDA continues to review various 361 HCT/P products currently on the market over time, there is the risk of continued upregulation by FDA based on their interpretation of criteria applied to specific 361 HCT/P products and the new clinical applications of these products by Health Care Professionals that may be viewed by FDA as higher risk uses. Additionally, the Center for Medicare & Medicaid Services (CMS), which is part of the Department of Health and Human Services (HHS), will be requiring all amniotic products to obtain new reimbursement codes by 2024, where qualification includes a detailed review by the FDA’s Tissue Reference Group (TRG) of the 361 HCT/P’s uses, processing and relevant characteristics followed by a written recommendation that the HCT/P, in their opinion, meets the criteria of a 361 HCT/P. There is the risk that although the TRG provided letters in the past confirming the 361 HCT/P status of our amniotic products, they may not do so again due to changes in their interpretation and application of the 361 HCT/P criteria and/or the practices of clinicians for specific uses which could be considered higher risk uses. Any of these outcomes could negatively impact the ability to obtain third party reimbursement for these products as well as negatively impact the volume of these products utilized by Health Care Professionals and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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
Revenues of products manufactured in the TEI Boston facility for the nine months ended September 30, 2022 were approximately 5.5% of consolidated revenues.
ACQUISITIONS & DIVESTITURES
Divestitures
On August 31, 2022, the Company completed the sale of its previously announced sale of its non-core traditional wound care ("TWC") business to Gentell, LLC ("Gentell") for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones two years after the closing date. The proceeds from the sale of the TWC business of $27.8 million is presented in the consolidated statement of cash flows net of cash transferred of $3.5 million and other transaction fees. The transaction included the sale of the Company's TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings. In connection with the sale, the Company recognized $0.6 million as a gain from the sale of business in the consolidated statement of operations for the nine months ended September 30, 2022. The transaction is subject to final working capital adjustments. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.

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
Acquisition
On January 20, 2021, the Company acquired ACell, Inc. for an acquisition purchase price of $306.9 million plus contingent consideration obligations of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. ACell was a privately held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix ("UBM"), a technology platform derived from porcine urinary bladder extracellular matrix. See Note 2, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details.
OPTIMIZATION AND INTEGRATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, implement a common ERP system, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. These efforts are expected to continue and while we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain. In support of our continued focus on product margins during 2022, we closed a manufacturing facility located in France and began the transfer of production to the Company’s existing Switzerland facility. The transfer is expected to be completed by the fourth quarter of 2022. In addition, we announced plans to outsource certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies. We expect this transition to be completed by the fourth quarter of 2022.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended September 30, 2022 was $49.9 million, or $0.60 per diluted share, as compared to $43.2 million or $0.51 per diluted share for the three months ended September 30, 2021.
Net income for the nine months ended September 30, 2022 was $127.6 million, or $1.53 per diluted share, as compared to $123.7 million or $1.45 per diluted share for the nine months ended September 30, 2021. The increase in net income for the nine months ended September 30, 2022, was primarily driven by an increase in revenue as well as a decrease in the income tax provision as compared to prior year. This increase was partially offset by an increase in non-operating income in the prior period due to the gain of $42.0 million recognized as result of the sale of the Extremity Orthopedics business.

Special Charges
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
Acquisition, divestiture and integration-related charges(1)	$(13,842)	$2,637	$(19,552)	$(13,588)
Structural optimization charges	10,112	6,719	24,604	15,410
EU medical device regulation ("EU MDR")	13,208	7,077	32,970	16,240
Total	$9,478	$16,433	$38,022	$18,062
(1) See Note 2, Acquisitions and Divestitures for details.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
Cost of goods sold	$4,198	$5,854	$13,859	$26,757
Research and development	5,723	5,517	15,528	13,140
Selling, general and administrative	877	6,386	12,440	24,443
Gain from the sale of businesses(1)	(644)	230	(644)	(41,967)
Other income	(676)	(1,554)	(3,161)	$(4,311)
Total	$9,478	$16,433	$38,022	$18,062
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
Segment Net Sales
Codman Specialty Surgical	$249,796	$256,497	$754,967	$754,575
Tissue Technologies	135,395	130,364	404,677	382,349
Total revenues	$385,191	$386,861	$1,159,644	1,136,924
Cost of goods sold	148,445	144,468	439,418	441,558
Gross margin on total revenues	$236,746	$242,393	$720,226	$695,366
Gross margin as a percentage of total revenues	61.5%	62.7%	62.1%	61.2%

Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021
Revenues
For the three months ended September 30, 2022, total revenues decreased by $1.7 million to $385.2 million from $386.9 million for the same period in 2021, inclusive of a unfavorable foreign currency impact of $11.8 million on revenues. Domestic revenues increased by $6.2 million, or 2.3%, to $282.0 million and were 73.2% of total revenues for the three months ended September 30, 2022 compared to $275.8 million during the same period in the prior year. International revenues decreased by $7.9 million or 7.1% to $103.2 million for the three months ended September 30, 2022 compared to $111.1 million during the same period in the prior year, which is inclusive of a unfavorable foreign currency impact of $11.8 million.
In the CSS segment, revenues were $249.8 million which was a decrease of $6.7 million, or 2.6% as compared to the prior-year period, inclusive of $10.5 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign currency, the CSS segment revenues in the third quarter increased $3.8 million as compared to the prior year period. The increase was driven primarily by low single digits growth in our Neurosurgery portfolio, partially offset by low single digits declines in our our Instruments business. This increase in our Neurosurgery portfolio was primarily driven by the growth in advanced energy, CSF management, and dural access and repair, partially offset by declines in neuro monitoring which was impacted by the voluntary recall of the CereLink ICP monitoring system.
In the TT segment, revenues were $135.4 million which was an increase of $5.0 million, or 3.9% from the prior-year period, inclusive of a $1.2 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign currency of $1.2 million and the divestiture impact of TWC of $2.9 million, the TT segment revenues in the third quarter increased by $9.1 million. This increase was driven by high single digits increases in our Wound Reconstruction business, led by Integra® Dermal Matrices, amniotic tissue products and ACell MicroMatrix, and low single digit increases in our Private Label business as compared to the same period in the prior year.
Gross Margin
Gross margin was $236.7 million for the three months ended September 30, 2022, a decrease of $5.6 million from $242.4 million for the same period in 2021. Gross margin as a percentage of revenues was 61.5% for the three months ended September 30, 2022 and 62.7% or the same period in 2021. This decrease in gross margin was driven by CereLink recall impacts, unfavorable regional mix, and higher material and labor costs, partially offset by favorable price and other procurement and margin improvement initiatives.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2022	2021
Research and development	6.4%	6.7%
Selling, general and administrative	37.3%	40.3%
Intangible asset amortization	0.8%	1.1%
Total operating expenses	44.5%	48.1%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, decreased by $14.3 million, or 7.7% to $171.7 million in the three months ended September 30, 2022, compared to $186.0 million in the same period in 2021.
The Company continues to prioritize its operating costs to increase organic investments that will drive long-term growth including the support of new product development and introductions, clinical studies, geographic expansion and targeted U.S. sales channel expansion.
Research and Development
Research and development expenses for the three months ended September 30, 2022 decreased by $1.1 million as compared to the same period in the prior year due to a decrease in spending during the period associated with project supplies and materials, partially offset by an increase in professional services and costs associated with EU MDR compliance.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended September 30, 2022 decreased by $12.2 million as compared to the same period in the prior year driven primarily due to the reduction of $13.1 million in the change in the fair value of contingent consideration for ACell.

Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended September 30, 2022 was $3.1 million compared to $4.1 million for the same period in prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
Dollars in thousands	2022	2021
Interest income	$3,264	$1,786
Interest expense	(12,809)	(12,192)
Other income, net	2,648	4,985
Gain (loss) from the sale of businesses	644	(230)
Total non-operating income and expense	$(6,253)	$(5,651)
Interest Income
Interest income for the three months ended September 30, 2022 increased by $1.5 million as compared to the same period last year due to higher interest earned on higher cash balances and favorable rates on the net investment hedges entered into during the second quarter of 2022.
Interest Expense
Interest expense for the three months ended September 30, 2022 increased by $0.6 million as compared to the same period last year.
Gain from the sale of businesses
On August 31, 2022, the Company completed its previously announced sale of its TWC business to Gentell and recognized $0.6 million as a gain from the sale of the business for the three months ended September 30, 2022. On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business and recorded a decrease to the gain from the sale of the business of $0.2 million for the three months ended September 30, 2021 as a result of working capital adjustment.
Other Income, net
Other income, net for the three months ended September 30, 2022 decreased by $2.3 million compared to the same period in the prior year primarily due to lower income associated with the transition services agreement from the divestiture of the Extremity Orthopedics business.
Income Taxes

	Three Months Ended September 30,
Dollars in thousands	2022	2021
Income before income taxes	$58,796	$50,788
Income tax (benefit) expense	8,881	7,559
Effective tax rate	15.1%	14.9%
The Company’s effective income tax rates for the three months ended September 30, 2022 and 2021 were 15.1% and 14.9%, respectively. For the three months ended September 30, 2022, the primary driver of the higher tax rate is a decrease of income in lower-taxed jurisdictions, offset by a $1.2 million benefit related to prior year amended tax returns.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.

Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021
Revenues and Gross Margin
For the nine months ended September 30, 2022, total revenues increased by $22.7 million to $1,159.6 million from $1,136.9 million for the same period in 2021, inclusive of an unfavorable foreign currency impact of $26.7 million on revenues. Domestic revenues increased by $31.0 million, or 3.9%, to $832.7 million and were 71.8% of total revenues for the nine months ended September 30, 2022. International revenues decreased by $8.2 million, or 2.5% to $326.9 million for the nine months ended September 30, 2022 compared to $335.2 million during the same period in the prior year, which is inclusive of a unfavorable foreign currency impact of $26.7 million.
In the CSS segment, revenues were $755.0 million, which was an increase of $0.4 million, or 0.1% from the prior-year period, inclusive of a $23.9 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign currency, the CSS segment revenues increased $24.3 million as compared to the prior year period. This increase was primarily driven by low single digits growth in both our Neurosurgery and Instruments portfolios as compared to the same period in the prior year. The increase in our Neurosurgery portfolio was primarily driven by growth in advanced energy and CSF management, partially offset by the voluntary recall of the CereLink ICP monitoring system.
In the TT segment, revenues were $404.7 million, which was an increase of $22.3 million, or 5.8% from the prior-year period, inclusive of a $2.7 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign currency of $2.7 million and the divestiture impact of TWC of $2.9 million, the TT segment revenues in the third quarter increased by $27.9 million. This increase was driven by mid-single digit increases in our Wound Reconstruction business, led by Integra® Dermal Matrices, SurgiMend® and ACell MicroMatrix and low double digit increased in our Private Label business driven by higher customer demand and favorable order timing.
Gross Margin
Gross margin was $720.2 million for the nine months ended September 30, 2022, an increase of $24.9 million from $695.4 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.1% for the nine months ended September 30, 2022 from 61.2% in the same period last year. The increase in gross margin percentage was due to higher revenues and a reduction of inventory step-up amortization in connection with the acquisition of ACell in the prior year.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2022	2021
Research and development	6.4%	6.0%
Selling, general and administrative	40.0%	41.8%
Intangible asset amortization	0.9%	1.1%
Total operating expenses	47.4%	48.9%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, decreased by $7.2 million, or 1.3% to $549.1 million in the nine months ended September 30, 2022, compared to $556.4 million in the same period in 2021.
The Company continues to prioritize its operating costs to increase organic investments that will drive long-term growth including the support of new product development and introductions, clinical studies, geographic expansion and targeted U.S. sales channel expansion.

Research and Development
Research and development expenses for the nine months ended September 30, 2022 increased by $6.1 million as compared to the same period in the prior year. This increase in spending resulted from additional spending on new product development, clinical studies and additional spending due to the EU MDR compliance.
Selling, General and Administrative
Selling, general and administrative costs decreased by $10.8 million as compared to the same period in the prior year driven primarily by reduced employee related costs and stock-based compensation, partially offset by increased selling costs on commissions and investment in sales force expansion. Additionally, the decrease in the nine months ended September 30, 2022 as compared to the same period in the prior year was also due to the reduction of $16.8 million in the change in fair value of contingent consideration for ACell, partially offset by increased spending in acquisition related costs for acquiring ACell as well as the sale of its Extremity Orthopedics business to Smith & Nephew.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the nine months ended September 30, 2022 was $10.3 million compared to $12.8 million for the same period in prior year.
We expect total annual amortization expense to be approximately $19.1 million for the remainder of 2022, $76.3 million in 2023, $75.7 million in 2024, $75.7 million in 2025, $75.5 million in 2026, $73.6 million in 2027 and $499.0 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
Dollars in thousands	2022	2021
Interest income	$6,606	$5,298
Interest expense	(36,700)	(38,270)
Gain from the sale of businesses	644	41,967
Other income, net	8,056	14,888
Total non-operating income and expense	$(21,394)	$23,883
Interest Income
Interest income for the nine months ended September 30, 2022 increased by $1.3 million as compared to the same period last year due to higher interest earned on higher cash balances.
Interest Expense
Interest expense for the nine months ended September 30, 2022 decreased by $1.6 million as compared to the same period last year primarily from a lower outstanding borrowing on the Senior Secured Credit Facility.
Gain from the sale of businesses
On August 31, 2022, the Company completed its previously announced sale of its TWC business to Gentell and recognized $0.6 million as a gain from the sale of the business for the nine months ended September 30, 2022. On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business and recognized a gain of $42.0 million for the nine months ended September 30, 2021.
Other Income, net
Other income, net for the nine months ended September 30, 2022, decreased by $6.8 million compared to the same period in the prior year primarily due unfavorable impact of foreign exchange, as well as lower income associated with the transition services agreement from the divestiture of the Extremity Orthopedics business.

Income Taxes

	Nine Months Ended September 30,
Dollars in thousands	2022	2021
Income before income taxes	$149,686	$162,890
Income tax (benefit) expense	22,082	39,199
Effective tax rate	14.8%	24.1%
The Company’s effective income tax rates for the nine months ended September 30, 2022 and 2021 were 14.8% and 24.1%, respectively. For the nine months ended September 30, 2022, the primary driver of the lower tax rate is a $5.5 million benefit related to excess tax benefits from stock compensation, offset by the prior year tax impact of the gain on the sale of the Extremity Orthopedics business, which was completed during the first quarter of 2021.
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
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
United States	$282,016	$275,775	$832,714	$801,754
Europe	38,301	46,458	128,907	140,714
Asia Pacific	42,774	45,015	133,856	136,616
Rest of World	22,100	19,613	64,167	57,840
Total Revenues	$385,191	$386,861	$1,159,644	$1,136,924
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
Domestic revenues increased by $6.2 million for the three months ended September 30, 2022 compared to the same period last year. European sales decreased by $8.2 million for the three months ended September 30, 2022 compared to the same period last year. Sales to customers in Asia Pacific decreased by $2.2 million for the three months ended September 30, 2022 compared to the same period last year. The Rest of World for the three months ended September 30, 2022 increased by $2.5 million compared to the same period last year. The international revenues were impacted by a $11.7 million unfavorable foreign exchange impact. Sales in China, Japan and Canada were the primary drivers of international growth.

Domestic revenues increased by $31.0 million for the nine months ended September 30, 2022 compared to the same period last year. European sales decreased by $11.8 million for the nine months ended September 30, 2022 compared to the same period last year. Sales to customers in Asia Pacific decreased by $2.8 million for the nine months ended September 30, 2022 compared to the same period last year. The Rest of World for the nine months ended September 30, 2022 increased by $6.3 million compared to the same period last year. The international revenues were impacted by a $26.6 million unfavorable foreign exchange impact. Sales in Japan, China, and Canada were the primary drivers of international growth.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company's working capital as of September 30, 2022 and December 31, 2021 was $892.0 million and $813.7 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $511.9 million and $513.4 million at September 30, 2022 and December 31, 2021 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2022, our non-U.S. subsidiaries held approximately $317.7 million of cash and cash equivalents that are available for use outside the U.S. On October 3, 2022, the Company settled cross-currency swaps designated as cash flow hedges of intercompany loans and approximately $100 million of cash was repatriated to the U.S. Refer to See Note 7, Derivative Instruments of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional details The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Cash Flows

	Nine Months Ended September 30,
Dollars in thousands	2022	2021
Net cash provided by operating activities	$179,135	$243,150
Net cash used in investing activities	(3,760)	(133,958)
Net cash used in financing activities	(154,254)	(98,747)
Effect of exchange rate fluctuations on cash	(22,632)	(10,380)
Cash Flows Provided by Operating Activities
Operating cash flows for the nine months ended September 30, 2022 decreased by $64.0 million compared to the same period in 2021. Net income after removing the impact of the gain on sale of businesses and non-cash adjustments increased for the nine months ended September 30, 2022 by approximately $29.1 million as compared to the same period in 2021 primarily due to earnings from higher revenues. The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $49.7 million in 2022 as compared to the increase in cash flows of $43.4 million for the same period in 2021. The change in 2022 is mainly attributable to increases in inventory, increases in accounts receivable due to higher revenues and decreases in accrued expenses and other current liabilities due to the Company being in an income tax refund position in the current year.
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
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2022, the Company paid $27.9 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments as well as the $4.7 million payment related to the final developmental milestone for Rebound Therapeutics Corporation. This was partially offset by the net proceeds from the sale of the TWC business of $24.0 million. The proceeds from the sale of the TWC business of $27.8 million is presented net of cash transferred of $3.5 million and other transaction fees. Additionally, the Company also received $4.9 million proceeds on cross-currency swaps designated as net investment hedge.

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
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the nine months ended September 30, 2022 primarily related to the repurchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement that was completed in the first quarter of 2022. In addition, the Company had $24.3 million in cash taxes paid for net equity settlements as a result of the departure of the former chief executive officer of the Company. The Company also had repayments of $40.8 million under our Senior Credit Facility and Securitization Facility offset by $34.3 million borrowings under our Senior Credit Facility and Securitization Facility.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the nine months ended September 30, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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
The Company has contingent consideration obligation related to prior and current year acquisitions and future pension contribution obligations. See Note 9, Retirement Plans and Note 16, Commitments and Contingencies to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The associated obligations are not fixed. The Company also has a liability for uncertain tax benefits including interest and penalties. See Note 12, Income Taxes to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for details. The Company cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Employee Termination Benefits
The Company incurred employee termination costs on restructuring activities associated with a closure of a manufacturing facility located in France, outsourcing plans for select transactional back office activities, and executive reorganization in the consolidated statement of operations for the nine months ended September 30, 2022. Restructuring costs were included in accrued expenses and other current liabilities in the consolidated balance sheet for the nine months ended September 30, 2022 and year ended December 31, 2021. See Note 1, Basis of Presentation of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional details.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2022 would have impacted interest income by approximately $5.1 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of September 30, 2022. The total notional amounts related to the Company’s interest rate swaps were $1.8 billion with $875.0 million effective as of September 30, 2022. Based on our outstanding borrowings at September 30, 2022, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis. See Note 7, Derivative Instruments, for the details of interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibits

#10.1
Separation Agreement and General Release, dated September 23, 2022, by and between Glenn Coleman, Integra LifeSciences Corporation and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022)

#10.2
Form of Indemnification Agreement, by and between Integra LifeSciences Holdings Corporation and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2022)

*#10.3	Form of Non-Deferred Contract Stock/Restricted Units Award Agreement (Executive Officers)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.
†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on October 26, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 26, 2022	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2022	/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2022	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)