Form 10-K
period 2022-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2023-02-22
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 000-26224

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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,916.0 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 21, 2023 was 81,636,066.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 12, 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I
ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company,” "Integra LifeSciences," and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries, unless the context suggests otherwise.
Integra LifeSciences is a global leader in regenerative tissue technologies and neurological solutions dedicated to limiting uncertainty for clinicians so they can focus on providing the best patient care. Founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue, Integra LifeSciences Holdings Corporation common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of its customers and enhance patient care.
Integra products are sold in more than 130 countries through a direct sales force as well as distributors and wholesalers. We manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical ("CSS") and Tissue Technologies ("TT"). The CSS segment, which represents approximately two-thirds of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care and otolaryngology. We are the world leader in neurosurgery and one of the top three providers in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about one-third of our overall revenue and focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair.
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
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the our strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings, the reach of our product portfolios and drive relevant scale to our customers. On December 6, 2022, the Company completed the acquisition of Surgical Innovation Associates, Inc. ("SIA"), which develops, markets and sells DuraSorb®, a resorbable synthetic matrix for plastic and reconstructive surgery. This acquisition will advance Integra’s global strategy in breast reconstruction, expanding plans to access the U.S. market where SIA is pursuing pre-market approval for use in implant-based breast reconstruction ("IBBR"). We also continued to expand our product offering of regenerative technologies from our 2021 acquisition of ACell, Inc. ("ACell"), an innovative regenerative medicine company specializing in the manufacturing of porcine urinary bladder extracellular matrices. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for additional details.
New Product Introductions and Portfolio Optimization. We are investing in innovative product development to drive a multi-generational pipeline for our key product franchises. Our product development efforts span across our key global franchises focused on potential technological innovations for significant returns on investment. In addition to new product development, we are funding studies to gather clinical evidence to support launches, ensure market access and improve reimbursement for existing products. In addition to acquisitions and organic reinvestment, we continually look to optimize our portfolio towards higher growth and higher margin businesses.
As such, we may opportunistically divest businesses or discontinue products where we see limited runway for future value creation in line with our aspirations due in part to changes in the market, business fundamentals or the regulatory environment.

In August 2022, we completed the sale of our non-core traditional wound care ("TWC") business to Gentell, LLC ("Gentall") for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon the achievement of certain revenue-based performance milestones. In January 2021, we completed the sale of our Extremity Orthopedics business to Smith & Nephew USD Limited ("Smith & Nephew"), a subsidiary of Smith & Nephew plc, for approximately $240 million in cash. Our portfolio optimization actions over the past two years have allowed us to increase our focus on Integra’s core portfolio of market-leading products in neurosurgery, surgical instrumentation and regenerative tissue and moves us closer to achieving our long-term organic growth and profitability targets. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for additional details.
Commercial Channel Investments. Investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. To support our commercial efforts in Tissue Technologies, we utilize a two-tier specialist model to increase our presence in focused segments to help serve the evolving needs of our customers. In addition, we continue to build upon our leadership brands across our product franchises in both CSS and TT to engage customers through enterprise-wide contracts with leading hospitals, integrated delivery networks and global purchasing organizations in the United States. Internationally, we have increased our commercial resources significantly in key emerging markets and are making investments to support our sales organization and maximize our commercial opportunities. Domestically, we have also increased our TT sales force in the United States to support the expanded regenerative tissue product portfolio that includes ACell products. These investments in our international and domestic sales channel position us well for expansion and long-term growth.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthening our relationships with all customers. We continue to invest in technologies, systems and processes to enhance the customer experience. In 2022, we outsourced certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies. We also launched digital tools and programs, resources and virtual product training to drive continued customer familiarity with our growing portfolio of medical technologies globally. .
BUSINESS SEGMENTS
Integra currently manufactures and sells our products and technologies in the following two global reportable business segments: Codman Specialty Surgical and Tissue Technologies. We include financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16, Segment and Geographic Information to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
Codman Specialty Surgical
The Codman Specialty Surgical business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen®, DuraSeal®, CUSA®, Mayfield®,Bactiseal®, and Certas® Plus,which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in the recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term.
In 2022, we made progress to several enhancements to our CUSA Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) clearance. Commercial launch is expected in the first quarter of 2023. We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities.
Moreover, we are expanding into minimally invasive surgery ("MIS") and the surgical management of intracerebral hemorrhages ("ICH"), with the 2021 clinical launch of Aurora® Surgiscope®, a proprietary surgical solution with integrated visualization and capabilities designed specifically for use in deep-seated brain lesions. We continue to gather clinical evidence using this same technology for early surgical intervention of ICH. We believe this technology offers the promise of transforming the standard of care in neurosurgery. In 2022, we launched the Aurora® Evacuator with Coagulation device in the U.S., designed to be used in conjunction with our Aurora Surgiscope to safely address and evacuate blood in the brain caused by hemorrhagic stroke.
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
We also expanded our product offerings in 2021 with the launch of our new intracranial pressure ("ICP") monitoring system, CereLink® in the U.S. and Europe and continued the global rollout in the first half of 2022. See additional discussion regarding certain matters with CereLink under "Item 1A. Risk Factors" under the heading Risks Related to our Regulatory Environment and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General - FDA Matters" of this Annual Report on Form 10-K.
Our global commercial network includes clinical specialists, a large direct global sales force and strategic partnerships and distributors that serve hospitals, integrated health networks, group purchasing organizations, clinicians, surgery centers and health care providers.
Tissue Technologies
The Tissue Technologies segment consists of five unique regenerative technology areas - highly engineered bovine collagen, bovine dermis, porcine urinary bladder, human amniotic tissue, and resorbable synthetic mesh. This broad regenerative platform, which includes multiple leading brands such as Integra® Dermal Matrices, AmnioExcel®, SurgiMend®, MicroMatrix® and NeuraGen®, primarily addresses the needs of plastic, reconstructive and general surgeons focused on the treatment of acute wounds, such as burns, chronic wounds, including diabetic foot ulcers, and surgical tissue repair, such as hernia, tendon, peripheral nerve repair and protection. During 2022, we completed the acquisition of Surgical Innovation Associates, Inc. ("SIA"), which is seeking approval by the U.S Food and Drug Administration ("FDA") of the PMA application for its core technology, DuraSorb, for use in IBBR.
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
We anticipate new product introductions and new clinical indications will continue to contribute to the growth of the segment. In 2022, we launched NeuraGen® 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and engineered to create an optimized environment for nerve regeneration. In the third quarter of 2021, we filed the PMA application for a specific indication for SurgiMend in the use of post-mastectomy breast reconstruction, for which we hope to obtain FDA approval in 2024.
COMPETITION
Our competitors for CSS are Medtronic, Inc., Stryker Corporation, Becton Dickinson and Company, and B. Braun Medical, Inc. In addition, we compete with many smaller specialized companies and larger companies that do not otherwise focus on the offerings of Codman Specialty Surgical technologies. We rely on the depth and breadth of our sales and marketing organization, our innovative technologies, and our procurement and manufacturing operations to maintain our competitive position.
Our competition for TT includes Smith & Nephew plc, Organogenesis Holdings Inc., MiMedx Group, Inc., Allergan PLC, Becton Dickinson and Company, and Axogen, Inc. We compete with many additional companies who partially participate in soft tissue reconstruction of complex wounds, peripheral nerve repair and surgical reconstruction. In addition, our products also compete against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that utilize autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete based on our products' features, strength of our sales force or distributors, sophistication of our technology and cost effectiveness of our solution.
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
Regenerative Technologies. Integra was the first company to receive a FDA claim for regeneration of dermal tissue and is a world leader in regenerative technology. Because regenerative technology products represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these projects. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template ("IDRT") products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, including our launch of NeuraGen 3D, provides us with strong platform technologies for multiple indications.
In 2020, we announced positive clinical and economic data on Integra® Bilayer Wound Matrix ("IBWM") in complex lower extremity reconstruction based on two retrospective studies recently published in Plastic and Reconstructive Surgery, the official journal of the American Society of Plastic Surgeons. As surgeons look for ways to efficiently and effectively repair and close wounds, IBWM helps address the efficiency needed in operating rooms by reducing both the operating time and costs to hospitals and patients. In 2021, we completed one of the largest diabetic foot ulcers ("DFU"), randomized controlled trials of the PriMatrix® Dermal Repair Scaffold for the management of DFU. This multi-center study enrolled more than 225 patients with chronic DFU's over the course of 12-week treatments and 4-week follow-up phases. The results of this study, which was published in the Journal of Wound Care, demonstrated that PriMatrix plus standard of care ("SOC") consisting of sharp debridement, infection elimination, use of dressings and offloading was significantly more likely to achieve complete wound closure compared with SOC alone, with a median number of one application of the product. Integra is currently pursuing pre-market approval for implant-based breast reconstruction with our Surgimend product. In 2022, we acquired SIA, which is also pursuing a pre-market approval for IBBR. By offering two distinct product solutions, we believe we have the opportunity to build a leading position in the market. We completed design control activities in 2022 for a Q1 2023 launch of Cytal and MicroMatrix in Europe and a pilot launch of the Cardion Pericardial Patch to gain clinical experience for finding a private label partner for that product.
Electromechanical Technologies and Instrumentation. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid ("CSF") management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in MIS and ICH. Our lighting franchise is among the most dynamic in the industry.
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. In 2022, we made progress to several enhancements to our CUSA Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) approval. Commercial launch is expected in the first quarter of 2023. We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities. We continue to work with several instrument partners to bring new surgical instrument platforms to the market.
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
In the third quarter of 2021, we launched our CereLink ICP Monitor System in the U.S. and Europe and continued the global rollout in the first half of 2022. On August 18, 2022, the Company, after consultation with the FDA and other regulatory authorities outside of the United States, initiated an immediate voluntary global product removal of all CereLink® intracranial pressure monitors. See Item 1A. Risk Factors, under the heading Risks Related to our Regulatory Environment and under Item 7. General Management's Discussion and Analysis of Financial Condition and Results of Operations - FDA Matters of this Annual Report on Form 10-K for further discussion.
In 2022, we continued to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, Inc. ("Arkis") we added a platform technology, CerebroFlo® external ventricular drainage ("EVD"), catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our bactiseal antimicrobial technology with the Endexo anti-occlusive technology obtained through our 2019 acquisition of Arkis continues to progress for both a silicone-based hydrocephalus and EVD project.

In 2019, we also acquired Rebound Therapeutics Corporation ("Rebound Therapeutics"), a company that specialized in single-use medical device, known as Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In the third quarter of 2021, we conducted a limited clinical launch of the Aurora Surgiscope for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using this same technology platform for the treatment of ICH. In 2022, we launched the Aurora®

Evacuator with Coagulation device in the U.S., designed to be used in conjunction with our Aurora Surgiscope to safely address and evacuate blood in the brain caused by hemorrhagic stroke.

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
AccuDrain®, AmnioExcel®, Aquasonic®, Auragen®, Aurora® Surgiscope®, Bactiseal®, BioDFence®, BioDOptix®, Brainet®, Budde®, Buzz™, CereLink®, CerebroFlo® EVD Catheter with Endexo® Technology, Codman®, Codman Accu-Flo®, Codman Bicol®, Codman® Certas® Plus, Codman® Hakim®Programmable valve, Codman Holter®, Codman ICP Express®, Codman Microsensor®, Codman VersaTru®, Codman VPV®, Contour-Flex®, Cranioplastic®, CRW®, CRW Precision™, Ctherm™, CUSA®, Cytal®, DirectLink®, DuraGen®, DuraSeal®, DuraSorb®, Gentrix®, HeliCote®, HeliPlug®, HeliTape®, HeliMend®, Helistat®, Helitene®, Hermetic™, Hy-Tape®, Integra®, IntegraLink®, Isocool®, Jarit®, Lead-Lok™, Licox®, LimiTorr™, Luxtec®, Mayfield®, MatriStem UBM™, MediHoney®, MicroFrance®, MicroMatrix®, Miltex®, Mischler™, MoniTorr ICP™, Natus®, NeuraGen®, NeuraWrap™, Nicolet®, Omnigraft®, Omni-Tract®, OSV II®, Padgett®, PriMatrix®, Pureflow™, Q-Snor™, Redmond™, Revize™, Ruggles®, Signacreme®, SurgiMend®, TCC-EZ®, TenoGlide®, TissueMend®, Ultra VS™, VersaTru®, Xtrasorb®, zRIP™, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.
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

United States Food and Drug Administration
Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution. The regulatory process for obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the U.S., that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), or an approved PMA application (or supplemental PMA application). Obtaining these approvals and clearances can take up to several years and may involve preclinical studies and clinical trials. The FDA also may require a post-approval clinical study as a condition of approval. To perform clinical trials for significant risk devices in the U.S. on an unapproved product, we are required to obtain an Investigational Device Exemption from the FDA. The FDA also may require a filing for approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or approval, as the case may be, or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the U.S. that have not been approved by the FDA for distribution in the U.S., we are required to obtain approval/registration in the country to which we are exporting and maintain certain records relating to exports and make these available to the FDA for inspection, if required.
Human Cells, Tissues and Cellular and Tissue-Based Products
Integra, through its wholly-owned subsidiary BioD LLC ("BioD"), is involved with the recovery, processing, storage, transportation and distribution of donated amniotic tissue. The FDA has specific regulations governing HCT/Ps. An HCT/P is a product containing, or consisting of, human cells or tissue intended for transplantation into a human patient. Examples of HCT/Ps include bone, ligament, skin and cornea.
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
Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act, which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. BioD is a registered Tissue Bank and is involved with the recovery, storage and transportation of donated human amniotic tissue.
On June 22, 2015, the FDA issued an Untitled Letter (the "Untitled Letter") alleging that BioD's morselized amniotic membrane tissue-based products do not meet the criteria for regulation as HCT/Ps solely under Section 361 and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and the Company has made known to the FDA their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. The FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361. In July 2020, the FDA issued the final guidance document related to human tissue titled, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” (the “2020 HCT/P Final Guidance”). The 2020 HCT/P Final Guidance document supersedes the November 2017 guidance by the same title.

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
Considering the risk of enforcement action, the Company discontinued the manufacturing of all morselized amniotic membrane tissue-based products prior to May 31, 2021. We no longer distribute these products. As of December 31, 2022, the Company has not received any further notice of enforcement action from the FDA regarding its morselized amniotic membrane tissue-based products.
Medical Device Regulations
Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a PMA, before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.
The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device, a predecessor device is referred to as “predicate device.” As a result, FDA clearance requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.
Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
We also are required to register with the FDA as a medical device manufacturer and any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions, and our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter, institute proceedings to detain or seize products, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice. All Integra manufacturing facilities participate in the Medical Device Single Audit Program and are audited annually for compliance with the Quality System for US FDA, Canada, Australia, Brazil, and Japan.
Medical device regulations also are in effect in many of the countries in which we do business outside the U.S. In the European Economic Area ("EEA"), which is comprised of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein, medical devices need to comply with specific requirements. These requirements were previously known as "Essential Requirements" under the former EU Medical Devices Directive (Council Directive 93/42/EEC, or MDD) and are now defined "General Safety and Performance Requirements (GSPR)" under the new EU Medical Devices Regulation (Regulation (EU) 2017/745, or "EU MDR"). Although the requirements set forth in the EU MDR are generally consistent with those laid out in the MDD (with a few exceptions), the EU MDR is intended, among other things, to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive

CE Mark Certification prior to marketing in the EEA. Although we continue to transition our certification profile to meet the new EU MDR requirements, these stricter regulations set forth in the EU MDR may pose additional challenges for Integra to continue marketing products in the EU as these regulations come into force. See “Item 1A. Risk Factors - We are subject to stringent domestic and foreign medical device regulations and oversight and any adverse action may adversely affect our ability to compete in the marketplace and our financial condition and business operations” of this Annual Report on Form 10-K.
CE Mark Certification requires a comprehensive quality system program, technical documentation, clinical evaluation and data on the product which are then reviewed, by a Notified Body. A Notified Body is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Device Directive, Medical Device Regulation, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices or interpreting and enforcing existing regulations more strictly. Compliance with these regulations requires extensive documentation and clinical reports for our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with the ISO 13485 Quality System standard.
Certain countries, as well as the EU, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes BSE. These regulations affect our dermal regeneration products, duraplasty products, hernia repair products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulations, a ban of our products, or a movement away from bovine-derived products because of an outbreak of BSE could have a material, adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors – Risks Related to our Regulatory Environment" of this Annual Report on Form 10-K.
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
Other regulations
Anti-Bribery Laws. In the U.S., we are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. Similar anti-bribery laws exist in many of the countries in which we sell our products outside the U.S., as well as the United States Foreign Corrupt Practices Act (which addresses the activities of U.S. companies in foreign markets). Our products also are subject to regulation regarding reimbursement, and U.S. healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These global laws require that we exercise care in designing our sales and marketing practices, including interactions with healthcare professionals, and customer discount arrangements. See “Item 1A. Risk Factors – We are exposed to a variety of risks relating to our international sales and operations” of this Annual Report on Form 10-K for further details.
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
For example, in the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. For example, in the U.S. we are obligated to comply with the requirements of the Health Insurance and Portability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPPA”). Under HIPAA, the Department of Health and Human Services has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information used or disclosed by covered entities including health care providers and their business associates, as well as covered subcontractors. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation. In addition, the FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices.
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

Please refer to “Item 1A. Risk Factors – We are subject to requirements relating to information technology which could adversely affect our business” of this Annual Report on Form 10-K for additional discussion of the risks accompanying compliance with data privacy and cybersecurity laws and regulations.
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
HUMAN CAPITAL
Workforce Demographics
As of December 31, 2022, we had approximately 3,722 regular full and part time employees and 874 contingent, subcontracted, and outsourced partners.
70% of our employees are located in the United States, 21% in Europe, 2% in Latin America and Canada and 7% in Asia Pacific which includes Australia and New Zealand.

Diversity and Inclusion
A diverse workforce and an inclusive culture and work environment is a business priority and a key to our long-term success. Our commitment to diversity and inclusion starts at the top with our Board of Directors and CEO. At all levels of the Company, we focus on attracting, retaining, and developing our diverse talent.

Leadership Commitment and Accountability

Executive leadership set diversity and inclusion goals for the Company on an annual basis. Advancing diversity and inclusion initiatives to build stronger teams has been a company-wide goal and the direct engagement of executive leadership in advancing diversity and inclusion initiatives helps to promote awareness throughout the Company.

Leadership Councils, Employee Resource Groups and External Partnerships

We are accountable to our diversity commitment through our leadership councils, employee resource groups, and external partnerships.
•The Women’s Leadership Council, established in 2017 and chaired by our President & Chief Executive Officer, Jan De Witte, is a results-oriented advisory group comprised of ten of our senior women leaders across Integra. The specific charter of the Council is to work together to identify ways to continue to attract and retain female talent, advance the development of our women into leadership roles, increase the cultural awareness of the value of inclusion and diversity in our Company, and create specific development forums for our high performing women at Integra.

•Employee Resources Groups encourage a culture of awareness and inclusion, assist in the attraction and retention of diverse talent, and help colleagues develop leadership skills. Members of the Executive Leadership Team serve as sponsors for each of Integra’s employee resource groups. Integra currently has six Employee Resources Groups:
◦Women of Integra Networks (WIN) with 20+ chapters globally
◦African American Affinity Group
◦Veteran Employee Resource Group
◦Indian American Network
◦Asian American and Pacific Islander Network
◦Integra PRIDE (LGBTQ+ Employee Resource Group)

•We reinforce our commitment to diversity by partnering with other organizations focused on driving inclusion in the workplace including the CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the work place and Healthcare Businesswomen’s Association, an association dedicated to further the advancement and impact of women in the business of healthcare.

Promoting an inclusive culture through learning opportunities

To help drive our culture of inclusion, our colleagues participate in programs focused on how to manage bias, value differences, and develop inclusive leadership skills.
•Members of our executive leadership, senior management team, and larger scope leaders participated in a ½ day Microinequities training. The content includes understanding unconscious bias and microinequities, how to identify microinequities in day-to-day decisions and actions as leaders, and ways to mitigate microinequities on an individual and organizational level.
•In 2020, we launched two foundational programs to promote diversity and inclusion: Introduction to Managing Unconscious Bias, a course that creates awareness of unconscious biases in the workplaces and tools to build-bias breaking skills and Practicing Inclusion which examines what practicing inclusion in the workplace looks like. These trainings are now mandatory for all new Integra hires.
•We regularly provide educational content and resources to aid our colleagues as they build cultural competency and inclusive leadership skills

Gender Diversity

We believe that our company is stronger and will deliver strong operating results, when we build diverse teams and leverage broad perspectives to meet the needs of our shareholders, customers, colleagues, and communities we serve.

The breakout of our colleagues by gender:

48% of Integra’s overall population is female, 52% male. We continue to strive to ensure our diversity in our leadership ranks is representative of our overall population. Through mentorship, sponsorship, recruitment efforts, and development programs we look to continue to grow our population of females in leadership roles at Integra. Currently, 38% of our executive leaders and 43% of senior leaders (non-executive vice presidents) are female.

All Employees
52%
48%
Executive Leadership
62%
38%
Senior Leadership
57%
43%
0%
10%
20%
30%
40%
50%
60%
70%
80%
90%
100%
Male
Female

In partnership with Leadership Edge, a company founded by women leaders and dedicated to growing and mentoring women. Integra sponsors the Excel Women’s Leadership Program. The program is designed to accelerate the development and advancement of high potential, mid-career female leaders into senior leadership roles. The program has assisted in further building our pipeline of women leaders with 60% of the program’s graduates being promoted into roles with increased responsibility.

Compensation and Benefits

Our compensation philosophy is designed to reinforce and align with our mission, business strategy, and financial needs. We invest in the physical, emotional and financial well-being of our employees through our robust compensation and benefit programs. We provide market-competitive compensation and benefits based on benchmarking surveys we conduct regularly for all position levels against relevant peer companies. Our annual and long-term incentive packages are linked directly to business and individual performance, with a balance of short- and long-term financial and strategic objectives. We have an employee stock purchase plan. Eligibility for non-salary benefits such as salary continuance, life insurance, health insurance, and similar benefits, follows local regulations and practices.

Integra is a pay-for-performance company committed to fair pay. All compensation decisions are made without regard to personal characteristics such as, but not limited to, gender, race, color, national or ethnic origin, age, disability, sexual orientation, gender identity or expression, genetic information, religion, or veteran status. As part of our commitment to compensation equity, Integra regularly conducts a pay equity analysis, reviewing how our organization compensates employees against external and internal data in conjunction with the role and scope of each position and making adjustments if necessary.

Talent Development and Retention

We have comprehensive and effective human capital development programs in place because we believe that the personal success of our employees is critical to the overall success of our business. To build a diverse and talented organization, we have invested in honing our recruiting and hiring processes to attract top talent and engage new hires from the very beginning of their experience at Integra.

We offer a variety of opportunities for our employees to learn and grow. Continued learning and development is a critical component of employee job satisfaction, retention, and career advancement—and ultimately, a driver of business success. We encourage and promote experiential, collaborative, and formal learning programs. Employees are also encouraged to discuss with their managers the skills, training, and experience needed to grow and develop. In addition to several skills-based trainings available (technical, sales, leadership ability) to all employees, managers may recommend external job-specific development programs to employees. These programs are paid for directly by Integra.
Employee Health and Safety:
Integra is committed to providing a safe environment for all employees and visitors. We rely on our environmental, health and safety management systems as well as entrusting our managers to oversee and ensure health and safety at their respective sites and foster a workplace culture to achieve that end. We implement our approach globally by our systems and support at regional and country levels from colleagues that implement proper safety protocols, identify and correct hazards, and remain safety conscious at all times. Managers are expected to enforce health and safety regulations, including compliance with applicable federal, state and local laws. Our Environmental Health and Safety ("EH&S") organizational structure incorporates both workplace EH&S coordinators and compliance teams. We have developed an Incident Procedure Policy and General Safety Rules that guide our colleagues to improve our workplace environment, improve safety, and reduce risk and costs.

Throughout the COVID-19 pandemic, we have placed a high priority on employee health, providing resources to support our workforce. At the outset of the pandemic, we sought to protect the health and safety of our employees unable to work remotely, including those in research and development, quality, manufacturing, distribution and sales roles. Such measures included the institution of robust hygiene practices, distribution of personal protective equipment, and the adoption of increased sanitation and social distancing protocols. We continue to actively monitor the COVID-19 pandemic and its variants and respond based on guidance from U.S. and global health organizations, relevant governmental guidance, and evolving practices.

Employee Engagement & Wellbeing
We regularly seek employee feedback and sentiment about our workplace through global engagement surveys conducted on a bi-annual basis. After each survey is complete, we share detailed results with senior management and all employees within each department. Each function or division appoints survey administrators who work with their respective teams to understand the feedback and establish action items. We believe this process enables us to monitor employee engagement and create a continuously improving, satisfying work environment for our employees.

We are committed to improving the quality of life of our employees and their families. Our health and wellbeing programs differ by country and typical benefits include comprehensive health insurance, disability coverage, workplace accommodations, parental leave and other leaves of absence based on health or life events (e.g., bereavement), employee assistance programs, fitness reimbursement, and flu shots. We also provide on-demand health advocates to help employees navigate the health insurance system, access to digital health solutions, a weight management program, smoking cessation assistance, a substance use disorder helpline, a diabetes health program and other similar programs to drive healthy behaviors and awareness.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth in our financial statements Note 16, Segment and Geographic Information, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this report, including statements under “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, ("the Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:
•the on-going and possible future effects of the COVID-19 pandemic and associated economic disruptions, including supply chain constraints and inflation, on our business, financial condition, results of operations and cash flows;
•general economic and business conditions, both nationally and in our international markets, including the effect of the continuing worldwide macroeconomic uncertainty;

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
•our failure to comply with the substantial regulation related to quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition, or results of operations;
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
•our ability to remediate all matters identified in FDA observations and warning letters that we received or may receive; and
•other risk factors described in Item 1A. "Risk Factors" in this Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
GLOBAL CHALLENGES AND MACROECONOMIC CONDITIONS
The continuing worldwide macroeconomic and geopolitical uncertainty may adversely affect our business and prospects.
Global economic disruptions, including the COVID-19 pandemic, have continued to impact the global supply chain, primarily through constraints on raw materials and electronic components. Additionally, we have observed a reduction in both inbound and outbound transportation capacity as a result of port closures and delays associated with the pandemic, which is causing longer lead times in receiving raw materials, as well as increased freight costs. These highly competitive and constrained supply chain conditions are increasing our cost of sales, which has and may continue to adversely impact our profitability. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic, we are uncertain as to the duration and extent of constraint on our supply chain and are unable to predict the extent to which it will affect our global operations.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including the war in Ukraine, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, rising interest rates and the accessibility of capital markets. Uncertainty about global economic conditions may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply.
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients' medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their procurement activities. Economic uncertainty, an increase in unemployment rates, as well as increasing health insurance premiums, co-payments and deductibles may adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products.
Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.

Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the COVID-19 pandemic continues to cause significant volatility and uncertainty in the global and regional economies, leading to changes in consumer and business behavior, market fluctuations, materials and product shortages and restrictions on business and individual activities, all of which are materially impacting supply and demand in broad sectors of the world markets. Additionally, the COVID-19 pandemic, together with general macroeconomic conditions, have led to disruptions in the global supply chain, primarily through a lack of availability of raw materials and electronic components. We have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. Regional COVID-19 case volumes (including those related to subsequent variants), actions taken by governmental authorities, private businesses and individuals, such as “shelter-in-place” orders and restrictions on travel and access to our customers or temporary closures of our facilities or the facilities of our suppliers, disruption and/or higher costs to the Company’s supply chain, staffing shortages in hospitals and labor constraints in our facilities, could further impact our gross margins and our ability to ship our products and supply our customers.
The emergence of new variants, vaccinations and public health measures are driving the pace of economic recovery unevenly in various regions. The direct and indirect disruptions caused by the pandemic and the responses of both governments and individuals could negatively impact the number of surgical and medical intervention procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows. The extent to which fear of exposure to or actual effects of COVID-19, new variants, disease outbreak, epidemic or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions, the efficacy of vaccination and treatment; impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; the timing, scope and effectiveness of U.S. and international governmental response; and the impact on the health, well-being and productivity of our employees.
RISKS RELATING TO OUR BUSINESS
Our operating results may fluctuate.
Our operating results, including components of operating results such as gross margin and operating expenses, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to do so from time to time in the future. Some of the factors that may cause these fluctuations include:
•economic conditions worldwide, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;
•the impact of acquisitions, our ability to integrate acquisitions, and our restructuring activities including portfolio rationalization, and divestitures;
•risks related to COVID-19 and other epidemics or similar widespread health concerns;
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
•inspections of our manufacturing facilities for compliance with Quality System Regulations (Good Manufacturing Practices), which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies, and corrective actions, procedural changes and other actions that we determine are necessary or appropriate to address the results of those inspections, any of which may affect production and our ability to supply our customers with our products;
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
There is intense competition among medical device companies. We compete with established medical technology companies in many of our product areas. Competition also comes from early-stage companies, universities, research institutions and other non-profit entities. In certain cases, our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products, or that use other technologies that cost less than our products. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective at developing commercial products or navigating the regulatory approval process in the markets in which we operate. They may be able to gain market share by offering lower-cost products or products that enjoy better reimbursement from third-party payors and foreign governmental health systems.
Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement marketing plans, secure regulatory approval for products under development, demonstrate clinical and economic effectiveness, obtain and maintain reimbursement coverage and funding under third-party payors and foreign governmental health systems, obtain patent protection and produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from third-party payors and foreign governmental health systems could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances, changes in customers' requirements or in payor or regulatory evidence requirements. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary to gain entry or maintain our position or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and are developing products to compete with our dural repair products, regenerative skin, neuro critical care monitors and ultrasonic tissue ablation devices, among others. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Competitive pressures could adversely affect our profitability. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in the areas in which we compete.
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
•several foreign countries have implemented reforms of their respective healthcare sectors in an effort to reduce healthcare spending, including restricting funding to only those medical technologies and procedures with proven effectiveness, increasing patient co-payments and providing for payback measures. Governmental health systems have revised and continue to consider revisions of healthcare budgets, which could result in stricter standards for implementing certain medical procedures, increased scrutiny of medical devices, and downward pricing pressure;

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
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2020 and December 31, 2022, we have acquired two businesses at a total cost of approximately $358.4 million which amount includes our acquisition of ACell, Inc. in January 2021 for $306.9 million and our acquisition of Surgical Innovation Associates, Inc. for $51.5 million in December 2022. Both of these acquisitions added products to our complex wound management and plastic and reconstructive surgery product portfolios, respectively, and provides additional growth opportunities for our TT segment.
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
Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we sell:
•our collagen-based products and bovine-based products, such as the Integra Dermal Regeneration Template and wound matrix products, the DuraGen® family of products, our Absorbable Collagen Sponges, PriMatrix® and SurgiMend products;
•our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;
•products which use many different specialty parts, electrical components, or chemicals from numerous suppliers, such as our intracranial monitors, shunts, catheters, tissue ablation, and headlights;
•our biosynthetic products, including the DuraSeal sealant system and DuraSorb biosynthetic mesh scaffold;
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
Our supply chain and our cost of goods also may be negatively impacted by unanticipated price increases due to factors such as global economic disruptions, electronic component shortages, fear of future or ongoing pandemics, inflation, including wage inflation, recessionary conditions and geopolitical events, including the war in Ukraine, all of which are beyond our control or the control of our suppliers.
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
Economic and political instability around the world could adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers could reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales, particularly the sales of capital equipment such as our ultrasonic surgical aspirators, neuromonitors and cranial stabilization products, or result in a reduction in elective and non-reimbursed procedures. The occurrence of those economic conditions could make it more difficult for us to accurately forecast and plan our future business activities and depending on their severity, could have a material, adverse effect on our business, financial condition and results of operations.
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
In the United States, the Patient Protection and Affordable Care Act (the “ACA”), signed into law in March 2010, includes several provisions that impact our businesses in the U.S. The ACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions), and require detailed disclosure of transfers of value made to healthcare professionals. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including The Budget Control Act of 2011, The American Taxpayer Relief Act of 2012 and Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, have reduced payments under Medicare and Medicaid to certain healthcare providers or altered the formula by which Medicare makes annual payment adjustments. Congress also drafts and introduces, from time to time, legislation that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products.
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
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies, as discussed in “Part 1, Item 1. Business –

Government Regulation.” To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We are also subject to regulations that may apply to certain of our products that are Drug/Device Combination products or are considered to be subject to pharmaceutical regulations outside the U.S. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products could be costly, time consuming and burdensome, lead to failed clinical trials or weakened clinical evidence, involve modifications, repairs or replacements of our products and result in limitations on the indicated use of our products, which may negatively impact our ability to market our products and services, result in delays or prevent full commercial realization of future products or service. Furthermore, failure to obtain timely approvals or renewals may result in significant penalties and fines. Additional regulations govern the approval, initiation, conduct, monitoring, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Failure to comply, could subject us to significant enforcement actions and sanctions, including halting the study, rejection of data generated in the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. In addition, without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.
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
We also are subject to the European Medical Device Regulation, which was adopted by the European Union (“EU”) as a common legal framework for all EU member states. The implementation for Class I products occurred on May 26, 2021 and the EUDAMED Database was implemented on May 26, 2022. Under this regulation, companies that wish to manufacture and distribute medical devices in EU member states must meet certain quality system, and safety requirements as well as ongoing product monitoring responsibilities. Companies must also obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Complying with the requirements of these regulations may require us to incur significant expenditures. Expenditures for European Union Medical Device Regulation compliance activities amounted to $45.1 million for the year ended December 31, 2022 and we anticipate incurring additional expenditures in connection with our on-going efforts to obtain certification for our products under the European Medical Device Regulation. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which if incurred, could have a material adverse impact on our business, results of operations and cash flows.
Further, the regulatory environment in China continues to evolve, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government's current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.
In addition, we are subject to laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure that:
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
Our medical device products are subject to reporting requirements and recalls, even after receiving regulatory clearance, approval or certification, which could harm our reputation, business and financial results.
After a device is placed on the market, numerous regulatory requirements apply, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. We may, under own initiative, recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found, or withdraw a product to improve device performance or for other reasons.
Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions in connection with a recall which could impair our product offerings and be harmful to our business and financial results.
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
With respect to bovine, among other products, our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2022, 43.3% of our revenues derived from products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. The World Organization for Animal Health recognizes the U.S. as having a negligible risk for BSE, which is the highest status available.
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
If we do not retain our key personnel and attract and retain other highly skilled employees, our business could suffer.
If we fail to recruit, develop and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, develop and retain and motivate highly skilled sales, marketing, manufacturing and scientific personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. We are experiencing increasing challenges in building and retaining our workforce in certain markets, where pressure from inflation and competition have exacerbated turnover and retention trends continuing from the COVID-19 pandemic. Labor shortages and competition for qualified personnel could cause disruptions in our business operations.

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
We are subject to income taxes, as well as taxes that are not income-based, in both the U.S. and many foreign jurisdictions. Taxes could significantly increase due to changes in tax laws or changes in our interpretation of those laws. For example, the Organization for Economic Co-operation and Development, a global policy forum, is developing a global tax framework that, if implemented, includes a global minimum tax rate of 15%. Taxes could also significantly increase due to changes in accounting guidance. Our future effective tax rate could be unfavorably affected by numerous factors including a change in, or the interpretation of, tax rules and regulations in the jurisdictions in which we operate (including changes in legislation currently being considered), a change in our geographic earnings mix, and/or to the jurisdictions in which we operate, or a change in the measurement of our deferred taxes.
Our leverage and debt service obligations could adversely affect our business.
Our leverage and debt service obligations could adversely affect our business. As of December 31, 2022, our total consolidated external debt was approximately $1.5 billion (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5, Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a discussion of our consolidated external debt). We may also incur additional indebtedness in the future. Our substantial indebtedness could have material, adverse consequences, including:
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
Management expects all LIBOR-based contracts to be replaced by the Secured Overnight Financing Rate (“SOFR”), which is calculated based on overnight transactions under repurchase agreements backed by Treasury securities. The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the use of SOFR as a more robust reference rate alternative to LIBOR. The use of SOFR as a substitute for LIBOR is, however, voluntary and may not be suitable for all market participants. There can be no assurance that the replacement rate will be economically equivalent to LIBOR, which could result in higher interest rates for us under our debt facilities. There is no guarantee that a transition from LIBOR to SOFR will not result in financial market disruptions, significant increases in benchmark rates, or our borrowing costs, any of which could have an adverse effect on our business, results of operations and financial condition.

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
Damage to our manufacturing, distribution, development and/or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, unauthorized entry or other events, such as a flu or other health epidemic, such as COVID-19, could significantly disrupt our operations, the operations of suppliers and critical infrastructure and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. Certain of our manufacturing facilities are located in Puerto Rico, which in the past has experienced both severe hurricanes and other natural disasters. Climate change may increase both the frequency and severity of extreme weather conditions and natural disasters and, consequently, risks to our operations and growth. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
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
We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. For a description of our use of derivative financial instruments, see Note 6, Derivative Instruments to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
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
The Russia-Ukraine conflict and resulting sanctions and export restrictions are creating barriers to doing business in Russia and adversely impacting global supply chains. While we have no manufacturing, distribution or direct material suppliers in the region, we are closely monitoring the potential raw material or supplier impact in both Russia and Ukraine. Materials like palladium and neon, which are both dependent on Russia supply, are part of broader semiconductor shortages in industry. Additional sanctions, export restrictions, and potential countermeasures within Russia may lead to greater uncertainty and geopolitical shifts in Asia that could cause additional adverse impacts on global supply chains and our business, results of operations, financial condition and cash flows.
The United Kingdom’s (“UK”) exit from the European Union on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause uncertainty in the global political markets. It is possible that Brexit could, among other things, affect the legal and regulatory environments, including the regulatory landscape concerning medical devices, to which our business is subject, impose greater restrictions on imports and exports between the UK and the EU and other parties, increase currency volatility and create economic and political uncertainty in the region.
As we seek to continue to expand and strengthen our international operations, we may experience difficulty in growing our sales in certain new markets and other international markets in which we are attempting to increase our presence due to, among other things, customer acceptance, undeveloped and/or unfamiliar distribution channels, regulatory restrictions and changes, and business knowledge of these markets.
From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement. The ongoing global economic competition and trade tensions between the U.S. and China has resulted in the U.S. government assessing supplemental tariffs on certain goods imported from China and China’s assessment of retaliatory tariffs on certain imports of U.S. goods into China. In addition, the United States has assessed or proposed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from other countries as well. Owing to the complex relationships between the U.S. and such other countries, political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, export restrictions and the termination or modification of existing trade agreements. The imposition of such restrictions could increase the cost of the Company’s products and the components and raw materials that go into making them, require the Company to change its operations and the products it offers and negatively impact consumer confidence and spending, all of which, both individually and in the aggregate, could materially and adversely affect our business, results of operations and financial condition.
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
We have programs, processes (including ongoing improvements) and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. Because the techniques used to obtain unauthorized access or interrupt services change frequently and can be difficult to detect, anticipating, identifying or preventing these threats or mitigating them if and when they occur, may be challenging. We are also dependent on third party vendors to supply and/or support certain aspects of our information technology systems which may contain defects in design or manufacture or other problems that could result in system disruption or unexpectedly compromise the information security of our own systems. In addition, as we grow in part through new acquisitions we may face risks due to implementation, modification, or remediation of controls, procedures, and policies relating to data privacy and cybersecurity at the acquired business. We continue to consolidate and integrate the number of systems we operate, and to upgrade and expand our information system capabilities for stable and secure business operations. Despite our implementation of controls to protect our systems and sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.
Environmental, social and corporate governance (ESG) issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. Consistent with these developments, we published our inaugural ESG Report which includes performance highlights in key areas such as employee health and safety, diversity and inclusion, community impact, ethics and compliance, and environmental responsibility. In addition, we formally expanded Board oversight to include ESG strategy and reporting. If, however, our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.
If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2022 fiscal year.

ITEM 2.	PROPERTIES
As of December 31, 2022, we lease approximately 166,991 square feet of space in Princeton, NJ, where we house our principal headquarters, sales operations, and support functions. This lease expires in 2035.

We have key manufacturing and research facilities located in California, Indiana, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland and Switzerland. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Kentucky, Nevada, Australia, Belgium, Canada, Italy, Japan, and China. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada, Kentucky, Japan and Belgium. We own facilities in Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany and Ohio and we lease all of our other facilities. We also have repair centers in Ohio, Australia, France, Japan, China and Germany, and field service presence in Canada, Dubai, India, Italy, Netherlands, Singapore, Thailand and United Kingdom.
Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with Quality System regulations. For further information regarding the status of FDA inspections, see the Item 1. Business –Government Regulation and Compliance Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – FDA Matters in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 15, Commitment and Contingencies, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The Nasdaq Global Select Market under the symbol “IART.” The number of stockholders of record as of February 21, 2023 was approximately 779, which includes stockholders whose shares were held in nominee name.
Dividend Policy
We have not paid any cash dividends on our common stock since our formation. Our Senior Credit Facility (as defined below) limits the amount of dividends that we may pay. Any future determinations to pay cash dividends on our common stock will be at the discretion of the Board and will depend upon our financial condition, results of operations, cash flows and other factors deemed relevant by the Board.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2022, 2021 or 2020.
Sale of Registered Securities
There were no sales of registered securities during the years ended December 31, 2022, 2021 or 2020.
Issuer Purchases of Equity Securities
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
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase ("2023 ASR") and received 2.1 million shares of the Company common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares of under the 2023 SAR. The remaining repurchase transactions are expected to be completed in the first half of 2023.

For the year ended December 31, 2021, there were no repurchases of the Company’s common stock as part of the share repurchase authorization.
See Note 8, Treasury Stock to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Healthcare Equipment Index. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2017 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested.

COMPARISON OF 5 YEAR CUMULATIVE RETURN
$300
$250
$200
$150
$100
$50
$0
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
IART
S&P 500 / HC Equip
S&P 500

Note: The stock price performance shown on the graph above is not indicative of future price performance. This graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. For a full understanding of financial condition and results of operations, it should be read together with the selected consolidated financial data and our financial statements with the related notes appearing elsewhere in this report. The discussion focuses on our financial results for the year ended December 31, 2022 and 2021. The comparison of fiscal 2021 to 2020 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 31, 2021—“Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” filed with the SEC on February 24, 2022.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. Risk Factors. We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. Please refer to “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business, results of operations and financial condition should also be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors and Item 15. Financial Statements and Supplementary Data.
GENERAL
Integra LifeSciences is a global leader in regenerative tissue technologies and neurological solutions dedicated to limiting uncertainty for clinicians so they can focus on providing the best patient care. Founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue, Integra LifeSciences Holdings Corporation common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of its customers and enhance patient care.
Integra manufactures and sells medical technologies and products in two reportable business segments: Codman Specialty Surgical ("CSS") and Tissue Technologies ("TT"). The CSS segment, which represents approximately two-thirds of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care and otolaryngology. We are the world leader in neurosurgery and one of the top three providers in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about one-third of our overall revenue and focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair.
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
To this end, the executive leadership team has established the following key priorities aligned to the following areas of focus:
Strategic Acquisitions. An important part of the Company's strategy is pursuing strategic transactions and licensing agreements that increase relevant scale in the clinical areas in which Integra competes. Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings, the reach of our product portfolios and drive relevant scale to our customers. On December 6, 2022, the Company completed the acquisition of SIA, which develops, markets and sells DuraSorb, a resorbable synthetic matrix for plastic and reconstructive surgery. This acquisition will advance Integra’s global strategy in breast reconstruction, expanding plans to access the U.S. market where SIA is pursuing pre-market approval for use in IBBR. We also continued to advance the development of pioneering neurosurgical technologies with the expansion our product offering of regenerative technologies from our 2021 ACell acquisition. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for additional details.

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
Commercial Channel Investments. Investing in our sales channels is a core part of our strategy to create specialization and greater focus on reaching new and existing customers and addressing their needs. To support our commercial efforts in Tissue Technologies, we utilize a two-tier specialist model to increase our presence in focused segments to help serve the evolving needs of our customers. In addition, we continue to build upon our leadership brands across our product franchises in both CSS and TT to engage customers through enterprise-wide contracts with leading hospitals, integrated delivery networks and global purchasing organizations in the United States. Internationally, we have increased our commercial resources significantly in key emerging markets and are making investments to support our sales organization and maximize our commercial opportunities. Domestically, we have also increased our TT sales force in the United States to support the expanded regenerative tissue product portfolio that includes ACell products. These investments in our international and domestic sales channel position us well for expansion and long-term growth.
Customer Experience. We aspire to be ranked as a best-in-class provider and are committed to strengthening our relationships with all customers. We continue to invest in technologies, systems and processes to enhance the customer experience. In 2022, we outsourced certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies. We also launched digital tools and programs, resources and virtual product training to drive continued customer familiarity with our growing portfolio of medical technologies globally. .
New Product Introductions and Research and Development Updates
We continue to invest in collecting clinical evidence to support the Company's existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
In 2022, we made progress to several enhancements to our CUSA Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) clearance. Commercial launch is expected in the first quarter of 2023. We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities.
In each area, we continue to benefit from products launched over the past several years, including our new electrosurgery generator and irrigator system, an innovative customer-centric toolkit for our Certas® Plus Programmable Valve along with additional shunt configurations. In Japan, we are experiencing strong growth as a result of the successful launch of DuraGen in mid-2019, which is the first and only collagen xenograft approved for use as a dural substitute in the country.
In 2022, we continued to advance the two early-stage technology platforms we acquired in 2019. Through the acquisition of Arkiss, we added a platform technology, CerebroFlo EVD, which is a catheter with Endexo technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. In 2019, we also acquired Rebound Therapeutics which specialized in a single-use medical device, known as Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In 2021, we began and continued to conduct a limited clinical launch of the Aurora Surgiscope for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using this same technology platform for the treatment of ICH. In 2022, we have continued to execute on our growth initiatives. We launched the Aurora Evacuator with Coagulation device in the U.S., designed to be used in conjunction with our Aurora Surgiscope to safely address and evacuate blood in the brain caused by hemorrhagic stroke.
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. In June 2022, we launched the Neutus® EVD system, our first EVD in China. The Neutus EVD system is manufactured in China by Shanghai Haoju Medical Technology Co., Ltd. under an exclusive distribution arrangement. The device is used in the management of CSF and is highly complementary to our Bactiseal® catheter and advanced intercranial pressure monitoring products. In 2021, we launched our CereLink ICP Monitor System in the U.S. and Europe direct markets and continued the global rollout in the first half of 2022. CereLink provides enhanced accuracy, usability and advanced data presentation that provides clinicians with uncompromised, advanced continuous ICP monitoring that until now, has not been available when treating patients with traumatic brain injuries. Refer below to the information appearing under the FDA Matters heading for additional information on the voluntary recall of the CereLink ICP Monitor System.

Within our TT segment, in 2022, we launched NeuraGen 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and engineered to create an optimized environment for nerve regeneration. During 2021, we completed one of the largest diabetic foot ulcers ("DFU"), randomized controlled trials of the PriMatrix Dermal Repair Scaffold for the management of DFU. This multi-center study enrolled more than 225 patients with chronic DFU's over the course of 12-week treatments and 4-week follow-up phases. The results of this study, which was published in the Journal of Wound Care, demonstrated that PriMatrix plus standard of care SOC consisting of sharp debridement, infection elimination, use of dressings and offloading was significantly more likely to achieve complete wound closure compared with SOC alone, with a median number of one application of the product. During 2020, we announced positive clinical and economic data on Integra® Bilayer Wound Matrix ("IBWM") in complex lower extremity reconstruction based on two retrospective studies recently published in Plastic and Reconstructive Surgery, the official journal of the American Society of Plastic Surgeons. As surgeons look for ways to efficiently and effectively repair and close wounds, IBWM helps address the efficiency needed in operating rooms by reducing both the operating time and costs to hospitals and patients.
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
The Company Is continuing its investigation into the matter in order to remedy the observed issue and plans to resume shipment of the CereLink monitors as soon as any such issues have been resolved. Based on outlook for returning the product to market and feedback from customers, the Company recorded a $1.9 million provision for product returns, as a reduction of net revenue, and a $0.8 million rework accrual in cost of goods sold in 2022.
We manufacture and distribute products derived from human tissue for which FDA has specific regulations governing human cells, tissues and cellular and tissue-based products ("HCT/P"). An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. Refer to Item 1. Business and Item 1A. Risk Factors for further details around these FDA regulations and their potential effect on the Company's portfolio of morselized amniotic material-based products as well as the impact on consolidated revenues.
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
Revenues of products manufactured in the TEI Boston facility for the year ended December 31, 2022 were approximately 5.3% of consolidated revenues.

ACQUISITIONS & DIVESTITURES
Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and the reach of our product portfolios and drive relevant scale to our customers. As a result of several acquisitions from 2021 through 2022, our financial results for the year ended December 31, 2022 may not be directly comparable to those of the corresponding prior-year periods. See Note 4, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a further discussion.
Surgical Innovation Associates, Inc.
On December 6, 2022, the Company completed its acquisition of SIA for an acquisition purchase price of $51.5 million. In addition to the purchase price, the acquisition includes two separate contingent considerations payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50M in additional payments), as well as 2) the approval by the FDA of the PMA application for DuraSorb for certain uses by certain timing targets (up to $40M in additional payments). SIA was a privately-held company whose core technology, DuraSorb is a fully resorbable scaffold of a globally accepted polymer, cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales will be reported within Integra’s TT segment as part of its Wound Reconstruction and Care franchise. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.
ACell Inc.
On January 20, 2021, the Company acquired ACell for an acquisition purchase price of $306.9 million plus contingent consideration obligations of up to $100 million, that may be payable upon achieving certain revenue-based performance milestones in 2022, 2023 and 2025. ACell was a privately-held company that offered a portfolio of regenerative products for complex wound management, including developing and commercializing products based on MatriStem Urinary Bladder Matrix, a technology platform derived from porcine urinary bladder extracellular matrix. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for additional details.
Divestiture
On August 31, 2022, the Company completed the sale of its TWC business to Gentell for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones two years after the closing date. The proceeds from the sale of the TWC business of $27.8 million is presented in the consolidated statement of cash flows net of cash transferred of $3.5 million and other transaction fees. The transaction included the sale of the Company's TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings. In connection with the sale, the Company recognized $0.6 million as a gain from the sale of business in the consolidated statement of operations for year ended December 31, 2022. The transaction is subject to final working capital adjustments. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for details.
On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business to Smith & Nephew. The transaction included the sale of the Company's upper and lower Extremity Orthopedics product portfolio, including ankle and shoulder arthroplasty and hand and wrist product lines. The Company received an aggregate purchase price of $240.0 million from Smith & Nephew and concurrently paid $41.5 million to the Consortium of Focused Orthopedists, LLC ("CFO"), effectively terminating the licensing agreement between Integra and CFO relating to the development of shoulder arthroplasty products. The Company recognized a gain of $41.8 million in connection with the sale that is presented in "Gain from the sale of business" in the consolidated statement of operations for the year ended December, 31, 2021. See Note 4, Acquisitions and Divestitures of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.

OPTIMIZATION AND INTEGRATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. These efforts are expected to continue and while we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain. In support of our continued focus on product margins during 2022, we closed a manufacturing facility located in France and began the transfer of production to the Company’s existing Switzerland facility. The transfer completed in the fourth quarter of 2022. In 2022, we outsourced certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies. This transition also completed in the fourth quarter of 2022. While the transition was complete in 2022, we are continuing to work with our outsource provider to transform our processes and gain efficiencies.
RESULTS OF OPERATIONS
Executive Summary
Net income for the year ended December 31, 2022 was $180.6 million, or $2.16 per diluted share, compared to $169.1 million, or $1.98 per diluted share for the year ended December 31, 2021.
Income before taxes includes the following special charges:

	Years Ended December 31,
Dollars in thousands	2022	2021
Acquisition, divestiture and integration-related charges (1)	$(18,849)	$(11,712)
Structural optimization charges	23,072	20,762
EU medical device regulation	45,147	24,375
Total	49,370	33,425
(1) See Note 4, Acquisitions and Divestitures of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
Dollars in thousands	2022	2021
Cost of goods sold	$11,722	$32,334
Research and development	21,882	17,487
Selling, general and administrative	20,584	31,013
Gain from the sale of business	(644)	(41,798)
Other (income) expense	(4,174)	(5,611)
Total	49,370	33,425

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

Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
Dollars in thousands	2022	2021
Segment Net Sales
Codman Specialty Surgical	$1,019,564	$1,025,232
Tissue Technologies	538,102	517,216
Total revenues	1,557,666	1,542,448
Cost of goods sold	587,355	597,808
Gross margin on total revenues	$970,311	$944,640
Gross margin as a percentage of total revenues	62.3%	61.2%
Revenues
For the year ended December 31, 2022, total revenues increased by $15.2 million, or 1.0%, to $1,557.7 million from $1,542.4 million during the prior year. This increase is inclusive of an unfavorable foreign currency impact of $37.9 million, as well as a $10.2 million decrease that impacts both domestic and international revenues, related to the divestiture of the TWC business. Excluding the impacts of these items, domestic revenues increased by $41.6 million, or 3.8%. International revenues increased by $21.7 million or 4.8%.
In the CSS segment, revenues were $1,019.6 million which was a decrease of $5.7 million, or 0.6% as compared to the prior-year period. This increase is inclusive of a $34.1 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign currency, the CSS segment revenues increased $28.4 million as compared to the prior year period. This increase was driven primarily by low single digits growth in both our Neurosurgery and Instruments portfolios as compared to the same period in the prior year. The increase in our Neurosurgery portfolio was driven primarily by growth in advanced energy and CSF management, partially offset by the voluntary recall of the CereLink ICP monitoring system.

In the TT segment, revenues were $538.1 million, which was an increase of $20.9 million, or 4.0% as compared to the prior-year period.. Excluding the impact of foreign currency of $3.8 million and the divestiture impact of TWC of $10.2 million, the TT segment revenues in the third quarter increased by $34.9 million. This increase was driven by mid-single digit increases in our Wound Reconstruction business, led by Integra® Dermal Matrices, SurgiMend and ACell MicroMatrix and low double digit increased in our Private Label business driven by higher customer demand and favorable order timing.
Gross Margin
Gross margin was $970.3 million for the year ended December 31, 2022, an increase of $25.7 million from $944.6 million for the same period last year. Gross margin as a percentage of revenues was 62.3% in 2022 and 61.2% in 2021. The increase in gross margin percentage was due to higher revenues and a reduction of inventory step up amortization in connection with the acquisition of ACell in the prior year. These were partially offset by CereLink recall impacts, unfavorable regional mix, and higher material and labor costs.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Years Ended December 31,
	2022	2021
Research and development	6.5%	6.0%
Selling, general and administrative	39.6%	41.3%
Intangible asset amortization	0.9%	1.1%
Total operating expenses	47.0%	48.4%
Total operating expenses, which consist of research and development, selling, general and administrative, and intangible asset amortization expenses, decreased by $16.0 million or 2.1% to $731.4 million in 2022, compared to $747.4 million in the prior year. The decrease in operating expenses is due to lower selling, general and administrative costs and amortization partially offset by higher R&D spending.

The Company continues to manage and prioritize its operating costs to increase organic investments that will drive long-term growth including the support of new product development and introductions, clinical studies, geographic expansion and targeted U.S. sales channel expansion.
Research and Development
Research and development expenses for the year ended December 31, 2022 increased by $8.1 million as compared to the prior year. This increase in spending resulted from additional spending on new product development, clinical studies and spending related to the EU Medical Device Regulation compliance activities.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2022 decreased by $21.1 million as compared to the prior year driven primarily by the $18.1 million reduction in fair value of contingent consideration for ACell. The remainder of the decrease is a result of reduced employee related costs and stock-based compensation, partially offset by increased selling costs on commissions and investment in sales force expansion.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in 2022 was $13.9 million compared to $16.9 million in 2021 primarily due to a reduction associated with the end of the amortization period for a certain customer relationship intangible asset. In addition, there was a decrease in amortization expense as a result of intangible assets sold with the TWC divestiture.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense to be approximately $82.3 million in 2023, $81.7 million in 2024, $81.7 million in 2025, $81.5 million in 2026, $79.6 million in 2027 and $551.6 million thereafter.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
Dollars in thousands	2022	2021
Interest income	$11,917	$6,737
Interest expense	(49,594)	(50,395)
Gain from sale of business	644	41,798
Other income, net	12,007	19,307
Total non-operating income and expense	$(25,026)	$17,447
Interest Income
Interest income for the year ended December 31, 2022 increased by $5.2 million as compared to the same period last year primarily due to higher interest rates in 2022 compared to 2021.
Interest Expense
Interest expense for the year ended December 31, 2022 decreased by $0.8 million as compared to the same period last year primarily from a lower outstanding borrowing on the Senior Secured Credit Facility partially offset by increased interest rates.
Gain from the sale of businesses
On August 31, 2022, the Company completed its previously announced sale of its TWC business to Gentell and recognized $0.6 million as a gain from the sale of the business for the year ended December 31, 2022. On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business and recognized a gain of $41.8 million in the prior year.
Other Income, Net
Other income, net for the year ended December 31, 2022 decreased by $7.3 million. This was primarily due to due unfavorable impact of foreign exchange, as well as lower income associated with the transition services agreement invoicing from the divestiture of the Extremity Orthopedics business.

Income Taxes
Our effective income tax rate was 15.6% and 21.2% of income before income taxes in 2022 and 2021, respectively. See Note 13, Income Taxes, in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate. Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate our worldwide effective income tax rate for 2023 to be approximately 20.7%, estimated based on existing tax laws.
At December 31, 2022, the Company had $9.7 million of valuation allowance against the remaining $195.2 million of gross deferred tax assets recorded at December 31, 2022. Our deferred tax asset valuation allowance decreased by $0.1 million in 2022, remaining substantially unchanged in 2021. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization.
At December 31, 2022, we had net operating loss carryforwards of $79.5 million for federal income tax purposes, $75.5 million for foreign income tax purposes and $37.9 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards increased during 2022 due to the acquisition of SIA. Of the total federal net operating loss carryforwards, $60.9 million expire through 2037 and $18.6 million have an indefinite carryforward period. Regarding the foreign net operating loss carryforwards, $16.4 million have an indefinite carryforward period. The state net operating loss carryforwards expire in 2036.
As of December 31, 2022, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
Dollars in thousands	2022	2021
United States	$1,126,810	$1,089,526
Europe	170,903	191,327
Asia Pacific	176,477	182,034
Rest of World	83,476	79,561
Total Revenues	$1,557,666	$1,542,448
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
Domestic revenues increased by $37.3 million for the year ended December 31, 2022 compared to the same period last year. These increases are inclusive of $4.4 million related to the divestiture of the TWC business. European sales decreased by $20.4 million for the year ended December 31, 2022 compared to the same period last year. Sales to customers in Asia Pacific decreased by $5.6 million for the year ended December 31, 2022 compared to the same period last year. The Rest of the World for the year ended December 31, 2022 increased by $3.9 million compared to the same period last year. The international revenues were impacted by a $37.9 million unfavorable foreign exchange impact as well as $5.8 million related to the divestiture of the TWC business.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
At December 31, 2022 and December 31, 2021, working capital was $840.6 million and $813.7 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $456.7 million and $513.4 million at December 31, 2022 and 2021, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At December 31, 2022, our non-U.S. subsidiaries held approximately $229.8 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.

Cash Flows

	Year Ended December 31,
Dollars in thousands	2022	2021
Net cash provided by operating activities	$264,469	$312,427
Net cash used in investing activities	(58,580)	(161,443)
Net cash used (provided) by financing activities	(251,953)	(98,226)
Effect of exchange rate fluctuations on cash	(10,723)	(9,476)
Net increase (decrease) in cash and cash equivalents	$(56,787)	$43,282
Cash Flows Provided by Operating Activities
Operating cash flows for the year ended December 31, 2022 decreased by $48.0 million compared to the same period in 2021. Net income after removing the impact of the gain on sale of businesses and non-cash adjustments increased for the year ended December 31, 2022, by approximately $9.6 million as compared to 2021 primarily due to earnings from higher revenues. The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $39.4 million in 2022 as compared to the increase in cash flows of $18.2 million for the same period in 2021. The change in 2022 is mainly attributable to increases in inventory and accounts receivable. The increase in inventory is due to a build up of safety stock due to supply chain challenges. The increase in accounts receivable is due to increased sales as well as a decrease in days sales outstanding.
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
Cash Flows Used in Investing Activities
During the year ended December 31, 2022, we paid $42.3 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments, $51.5 million to acquire SIA, as well as the $4.7 million payment related to the final developmental milestone for Rebound Therapeutics Corporation. This was partially offset by the net proceeds from the sale of the TWC business of $24.0 million. The proceeds from the sale of the TWC business of $27.8 million is presented net of cash transferred of $3.5 million and other transaction fees. Additionally, the Company also received $4.9 million proceeds on cross-currency swaps designated as net investment hedge.
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

Cash Flows (Used in) Provided by Financing Activities
Uses of cash from financing activities for the year ended December 31, 2022 primarily related to the purchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement that was completed in the first quarter of 2022. In addition, the Company had $24.6 million in cash taxes paid in net equity settlements as a result of the departure of the former chief executive officer of the Company. The Company also had repayments of $148.6 million under our Senior Credit Facility and Securitization Facility offset by $40.8 million borrowings under our Senior Credit Facility and Securitization Facility. The Company also had $5.5 million proceeds from the exercise of stock options. In this Annual Report on Form 10-K, we refer to the sixth amendment and restatement of our Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent as the "Senior Credit Facility."
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
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 5, Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a discussion of our Amended and Restated Senior Credit Agreement, the 2025 Notes and Securitization Facility and Note 6, Derivative Instruments to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for discussion of our hedging activities. We are forecasting that sales and earnings for the next twelve months will be sufficient to remain in compliance with our financial covenants under the terms of the February 2020 Amendment and July 2020 Amendment to the Senior Credit Facility.
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
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase agreement ("2023 ASR") and received 2.1 million shares of the Company common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares of under the 2023 SAR. The remaining repurchase transactions are expected to be completed in the first half of 2023.
For the year ended December 31, 2021, there were no repurchases of the Company’s common stock as part of the shar e repurchase authorization.
See Note 8, Treasury Stock, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures over the next twelve months. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities.

Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the year-ended December 31, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on revolving portion and Term Loan component of the Senior Credit Facility, Securitization Facility and Convertible Securities. See Note 5, Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The Company also leases some of our manufacturing facilities and office buildings which have future minimum lease payments associated. See Note 11, Leases and Related Party Leases, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a schedule of our future minimum lease payments. Amounts related to the Company's other obligations, including employment agreements and purchase obligations were not material.
The Company has contingent consideration obligations related to prior and current year acquisitions and future pension contribution obligations. See Note 10, Retirement Benefit Plans, and Note 15, Commitments and Contingencies to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The associated obligations are not fixed. The Company also has a liability for uncertain tax benefits including interest and penalties. See Note 12, Income Taxes to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The Company cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Employee Termination Benefits
The Company incurred employee termination costs on restructuring activities associated with a closure of a manufacturing facility located in France, outsourcing plans for select transactional back office activities, and executive reorganization in the consolidated statement of operations for the year ended December 31, 2022. In 2021, the Company incurred employee termination costs on restructuring activities associated with the closure of the manufacturing facility in France. Restructuring costs were included in accrued expenses and other current liabilities in the consolidated balance sheet for the year ended December 31, 2022 and 2021. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.
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

Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf-life expiration. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, a review of the shelf-life expiration dates for our products, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we adjust their carrying value to estimated net realizable value. If future demand or market conditions are lower than our projections, or if we are unable to rework excess or obsolete quantities into other products, we may record further adjustments to the carrying value of inventory through a charge to cost of product revenues in the period the revision is made. As of December 31, 2022, our reserve for inventory obsolesce is 6% of total inventory on our consolidated balance sheets.
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
Acquisitions
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The Company accounts for the acquisition of a business in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition. Any excess of the purchase price over the fair value of the net assets acquired in recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred.
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
In our most recent acquisition of SIA, the key areas of judgement relating to the valuation of the acquired definite-lived developed technology intangible assets were the net revenue growth rates, cost of sales, selling and marketing costs, discounts rates, and asset useful life. The key areas of judgement relating to the valuation of the contingent consideration are the inputs to the Monte-Carlo model including revenue-adjusted discount rate, counterpart discount rate, revenue volatility and forecasted revenue, earnings before income taxes and fixed costs. These assumptions were developed with the assistance of a third-party valuation expert.

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
If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date. Payments that would be recognized as contingent consideration in a business combination are expensed when probable in an asset acquisition. Refer to Note 4, Acquisitions and Divestitures to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.
Valuation of Goodwill
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. Key assumptions used to estimate the fair value of goodwill include the Company's discounts rate and forecasted operating results. The Company had goodwill on the balance sheet of $1 billion as of December 31, 2022. The Company reviews goodwill for impairment in the third quarter every year in accordance with ASC Topic 350, Intangibles - Goodwill and Other ("ASC Topic 350"), and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Refer to Note 7, Goodwill and Other Intangibles, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for more information.
Valuation of Identifiable Intangible Assets
The Company tests intangible assets with indefinite lives for impairment annually in the third quarter in accordance with ASC Topic 350. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a indefinite lived intangible asset below its carrying amount. The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of the intangible asset is less than its carrying amount. The Company may elect to bypass this qualitative evaluation and perform a quantitative test. There were no changes to identifiable intangible assets as a result of the Company's assessments.
Product rights and other definite-lived intangible assets are tested periodically for impairment in accordance with ASC Topic 360, Property, Plant and Equipment, ("ASC Topic 360") when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. The impairment test involves comparing the carrying amount of the asset or asset group to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and impairment exists. An impairment loss is measured as the excess of the asset's carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in the period that the impairment occurs.

As of December 31, 2022, the Company has $1.1 billion of identifiable intangible assets, net on the balance sheets.
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
Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company's global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries. See Note 12, Income Taxes, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K), in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax expense (benefit) and the effect foreign taxes have on our overall effective tax rate.
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
As of December 31, 2022, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed.
Recently Issued and Adopted Accounting Standards
Refer to Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K), to the consolidated financial statements for recently adopted accounting pronouncements.
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 6, Derivative Instruments, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for additional information.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2022 would increase interest income by approximately $5.1 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of December 31, 2022 (dollar amounts in thousands):

Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Assets (Liabilities)
1-month USD LIBOR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	5,012
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,380
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,831
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,905
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,970
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,252
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,153
1-month USD LIBOR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	23,742
1-month USD LIBOR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,467
	$1,475,000					$56,712

These interest rate swaps were designated as cash flow hedges as of December 31, 2022. The total notional amounts related to the Company’s interest rate swaps were $1.5 billion and with $775.0 million effective as of December 31, 2022. Based on our outstanding borrowings at December 31, 2022, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.1 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and the financial statement schedule specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15. Exhibits and Financial Statement Schedule of this Annual Report on Form 10-K.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.03 of Form 8-K.
Effective as of February 21, 2023, based on the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors (the “Board”) of Integra LifeSciences Holdings Corporation (the “Company”), in connection with the new Securities and Exchange Commission rules and changes to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding universal proxy cards, certain recent changes to the Delaware General Corporation Law (the "DGCL"), and a periodic review of corporate governance matters, the Board approved amendments to the Company’s Second Amended and Restated Bylaws, as amended (the “Third A&R Bylaws”).
The Third A&R Bylaws, among other things:
•Address matters relating to Rule 14a-19 under the Exchange Act (the "Universal Proxy Rules"), including requiring: (a) the stockholder’s nomination notice to include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors; (b) the stockholder to comply with the Universal Proxy Rules and provide reasonable evidence thereof prior to the stockholder meeting; and (c) the stockholder to use a proxy card color other than white, which is reserved for the exclusive use of the Board. (Article 2, Sections 2.03, 2.08, and 2.10)
•Enhance the informational and procedural requirements in connection with stockholder proposals and stockholder director nominations, including: (a) requiring additional information about the stockholder making the director nomination or proposal; (b) requiring additional information about the stockholder proposed business and/or director nominee; and (c) providing that the number of nominees a stockholder may nominate for election at the annual meeting of the stockholders may not exceed the number of directors to be elected at such annual meeting. (Article 2, Sections 2.03 and 2.10)
•Modify the provisions relating to adjournment procedures, availability of lists of stockholders entitled to vote at stockholder meetings, and electronic notices, in each case, to reflect amendments to the DGCL. (Article 2, Sections 2.04 and 2.05; Article 4, Section 4.01)
•Provide that any proxies received for disqualified or withdrawn Board nominees will be treated as abstentions. (Article 2, Section 2.08)
•Add a provision for stockholder actions by written consent that requires the Company to engage an independent inspector of election to perform a review of the validity of the applicable consents and revocations. (Article 2, Section 2.09)
•Clarify the powers of the chair of a stockholder meeting, including with respect to the chair’s ability to prescribe rules and regulations for the conduct of the meeting. (Article 2, Section 2.11)
•Add a federal forum provision to designate the federal district courts as the exclusive forum for matters arising under the Securities Act of 1933, as amended, and the Exchange Act. (Article 8, Section 8.02)
•Make various other updates, including ministerial and conforming changes and changes to clarify the Company’s ability to conduct business by means of remote communication.
The foregoing description of the Third A&R Bylaws is qualified in its entirety by the full text of the Third A&R Bylaws filed as Exhibit 3.3 hereto and incorporated herein by reference.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 12, 2023, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

3.3	Third Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of February 21, 2023 +

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

10.1(b)
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

10.2(b)	First Amendment to Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*

10.3(a)	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.3(b)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective May 17, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.3(c)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.3(d)	Third Amended and Restated 2003 Equity Incentive Plan effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)*

10.3(e)	Fourth Amended and Restated 2003 Equity Incentive Plan, effective May 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017)*

10.3(f)
Amendment to the Integra LifeSciences Holdings Corporation Fourth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)*

10.3(g)
Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)*

10.3(h)	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Award Agreement – Directors*+

10.3(i)	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Agreement – Executive Officers*+

10.3(j)	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Performance Stock Unit Award Agreement*+

10.3(k)	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Non-Qualified Stock Option Award Agreement*+

10.3(l)	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Award Agreement – OUS*+

10.4
Form of Indemnification Agreement, by and between Integra LifeSciences Holdings Corporation and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2022)*

10.5	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.6	2018 Performance Incentive Compensation Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017)*

10.7	Integra LifeSciences Holdings Corporation Change in Control Severance Program (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2022)*

10.8
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.9
Employment Agreement, dated October 28, 2021, by and between Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Jan De Witte (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021)*

10.10	Davis Promotion Summary, effective December 1, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2016)*

10.11(a)	Coleman Promotion Summary, effective June 24, 2019 (Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2019)*

10.11(b)
Separation Agreement and General Release, dated September 23, 2022, by and between Glenn Coleman, Integra LifeSciences Corporation and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022)*

10.12	Anderson Offer Summary, effective June 24, 2019(Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2019)*

10.13(a)
Receivables Financing Agreement, dated as of December 21, 2018, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.13(b)
Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of March 29, 2019, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, Committed Lender and Group Agent, Mizuho Bank, Ltd., as Committed Lender and Group Agent and PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.13(c)
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of July 17, 2020, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, Committed Lender and Group Agent, Mizuho Bank, Ltd., as Committed Lender and Group Agent and PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.13(d)
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

10.14
Purchase and Sale Agreement, dated as of December 21, 2018, by and among Integra LifeSciences Sales LLC, Integra LifeSciences Corporation and Integra Receivables LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.15(a)
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

10.15(b)
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

10.16
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.17
Ratification Agreement, dated as of February 3, 2020, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2020)

10.18
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.19
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.20
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.21
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.22
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.23
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.24
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.25
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.27
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.28
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.29
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.30
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.31
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. plc. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.32
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.33
Issuer Forward Repurchase Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and JPMorgan Chase Bank, National Association, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

21.1	Subsidiaries of the Company+

23.1	Consent of PricewaterhouseCoopers LLP+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document+#

101.SCH	XBRL Taxonomy Extension Schema Document+#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+#

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+#

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.

#	The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.
The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 000-26224.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

By:	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)

Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Jan De Witte	President and Chief Executive Officer,	February 22, 2023
Jan De Witte	and Director (Principal Executive Officer)

/s/ Jeffrey A. Mosebrook	Senior Vice President, Finance	February 22, 2023
Jeffrey A. Mosebrook	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 22, 2023
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 22, 2023
Keith Bradley, Ph.D.

/s/ Shaundra Clay	Director	February 22, 2023
Shaundra Clay

/s/ Barbara B. Hill	Director	February 22, 2023
Barbara B. Hill

/s/ Renee Lo	Director	February 22, 2023
Renee Lo

/s/ Donald E. Morel, Jr., Ph.D.	Director	February 22, 2023
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 22, 2023
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 22, 2023
Christian S. Schade

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integra LifeSciences Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integra LifeSciences Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2021.

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

Surgical Innovation Associates, Inc. Acquisition - Valuation of Developed Technology Intangible Asset

As described in Note 4 to the consolidated financial statements, on December 6, 2022, the Company completed its acquisition of Surgical Innovation Associates, Inc. (SIA) for an acquisition purchase price of $51.5 million, and will pay up to an additional $50 million upon the achievement of certain revenue-based performance milestones in 2023, 2024, and 2025 and up to an additional $40.0M upon the approval by the FDA of the Premarketing Approval Application for DuraSorb. The acquisition also resulted in a $75 million developed technology intangible asset being recorded. The estimated fair value of the developed technology acquired was determined by management using the multi-period excess earnings method of the income approach. Management’s significant assumptions used in the estimate of fair value included the estimated net cash flows, including net revenues, cost of sales, research and development costs, selling and marketing costs, working capital, contributory asset charges, discount rate, the asset’s life cycle, and competitive trends impacting the asset and the cash flow stream.

The principal considerations for our determination that performing procedures relating to the valuation of developed technology intangible asset from the acquisition of Surgical Innovation Associates, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired developed technology intangible asset, (ii) a high degree of auditor judgment , subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net revenues, cost of sales, discount rate and the asset’s life cycle; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired developed technology intangible asset and controls over the development of significant assumptions related to net revenues, cost of sales, discount rate and the asset’s life cycle. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the estimated fair value of the developed technology intangible asset. Testing management’s process included evaluating the appropriateness of the multi-period excess earnings method, testing the completeness and accuracy of underlying data used in the method, and evaluating the reasonableness of significant assumptions used by management related to net revenues, cost of sales, discount rate and the asset’s life cycle. Evaluating the reasonableness of management’s assumptions related to net revenues, cost of sales, and the asset’s life cycle involved considering (i) current and past performance of the product associated with the developed technology acquired; (ii) the consistency with external market and industry data; and (iii) whether the assumptions are consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s multi-period excess earnings method and (ii) the reasonableness of the discount rate and the asset’s life cycle assumptions.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 22, 2023
We have served as the Company’s auditor since 1989.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Total revenue, net	$1,557,666	$1,542,448	$1,371,868

Costs and expenses:
Cost of goods sold	587,355	597,808	520,834
Research and development	101,193	93,051	77,381
Selling, general and administrative	616,316	637,445	594,526
Intangible asset amortization	13,882	16,914	27,757
Total costs and expenses	1,318,746	1,345,218	1,220,498
Operating income	238,920	197,230	151,370
Interest income	11,917	6,737	9,297
Interest expense	(49,594)	(50,395)	(71,581)
Gain from sale of businesses	644	41,798	—
Other income, net	12,007	19,307	4,434
Income before income taxes	213,894	214,677	93,520
Provision (benefit) for income taxes	33,344	45,602	(40,372)
Net income	$180,550	$169,075	$133,892

Net income per share
Basic	$2.18	$2.00	$1.58
Diluted	$2.16	$1.98	$1.57

Weighted average common shares outstanding (See Note 13):
Basic	82,997	84,698	84,650
Diluted	83,516	85,485	85,228
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$180,550	$169,075	$133,892

Other comprehensive (loss) income, before tax:
Change in foreign currency translation adjustments	(17,807)	(17,362)	53,363

Unrealized gain (loss) on derivatives
Unrealized derivative gain (loss) arising during period	104,351	68,192	(96,837)
Less: Reclassification adjustments for gain (loss) included in net income	18,859	17,024	(24,442)
Unrealized gain (loss) on derivatives	85,492	51,168	(72,395)

Defined benefit pension plan - net gain (loss) arising during period	7,429	6,998	4,604

Total other comprehensive gain (loss), before tax	75,114	40,804	(14,428)
Income tax (expense) benefit related to items in other comprehensive gain (loss)	(19,694)	(11,900)	16,771
Total other comprehensive gain (loss), net of tax	55,420	28,904	2,343

Comprehensive income, net of tax	$235,970	$197,979	$136,235
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$456,661	$513,448
Trade accounts receivable, net of allowances of $4,304 and $4,735	263,465	231,831
Inventories, net	324,583	317,386
Prepaid expenses and other current assets	116,789	91,051
Total current assets	1,161,498	1,153,716
Property, plant and equipment, net	311,302	311,703
Right of use asset - operating leases	148,284	84,543
Intangible assets, net	1,126,609	1,145,573
Goodwill	1,038,881	1,013,458
Deferred tax assets, net	45,994	56,950
Other assets	57,190	16,440
Total assets	$3,889,758	$3,782,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of borrowings under senior credit facility	$38,125	$45,000
Current portion of lease liability - operating leases	14,624	14,775
Accounts payable, trade	102,100	61,837
Contract liabilities	7,253	5,295
Accrued compensation	78,771	92,656
Accrued expenses and other current liabilities	80,033	120,458
Total current liabilities	320,906	340,021
Long-term borrowings under senior credit facility	733,149	824,257
Long-term borrowings under securitization facility	104,700	112,500
Long-term convertible securities	567,341	564,426
Lease liability - operating leases	157,420	90,329
Deferred tax liabilities	63,338	45,788
Other liabilities	138,501	120,258
Total liabilities	2,085,355	2,097,579
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 90,477 and 89,600 issued at December 31, 2022 and 2021, respectively	905	896
Additional paid-in capital	1,276,977	1,264,943
Treasury stock, at cost; 6,823 and 4,899 shares at December 31, 2022 and 2021, respectively	(362,862)	(234,448)
Accumulated other comprehensive income (loss)	10,265	(45,155)
Retained earnings	879,118	698,568
Total stockholders’ equity	1,804,403	1,684,804
Total liabilities and stockholders’ equity	$3,889,758	$3,782,383
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$180,550	$169,075	$133,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,299	119,836	116,031
Non-cash in-process research and development expense	—	—	519
Non-cash impairment charges	—	2,754	—
Deferred income tax (benefit) provision	(4,585)	(2,755)	(64,138)
Share-based compensation	27,725	36,210	19,590
Amortization of debt issuance costs and expenses associated with debt refinancing	6,845	7,030	12,076
Non-cash lease expense	2,816	3,834	2,955
Accretion of bond issuance discount	—	—	15,415
Loss (Gain) on disposal of property and equipment and construction in-progress	(6,813)	2,240	7,855
Gain from the sale of businesses	(644)	(41,798)	—
Change in fair value of contingent consideration and others	(20,304)	(2,162)	951
Changes in assets and liabilities:
Accounts receivable	(33,905)	7,265	52,105
Inventories	(29,124)	5,374	(48,348)
Prepaid expenses and other current assets	8,612	(21,143)	1,632
Other non-current assets	(2,182)	7,875	13,735
Accounts payable, accrued expenses and other current liabilities	17,343	32,874	(57,512)
Contract liabilities	4,274	28	(37)
Other non-current liabilities	(4,438)	(14,110)	(2,889)
Net cash provided by operating activities	264,469	312,427	203,832
INVESTING ACTIVITIES:
Purchases of property and equipment	(42,343)	(48,022)	(38,890)
Proceeds from sale of business	23,960	190,468	—
Acquired in-process research and development and intangibles	(4,742)	(58)	(25,000)
Cash paid for business acquisitions, net of cash acquired	(51,509)	(303,910)	—
Proceeds from sales of property and equipment	11,145	3	3,657
Net proceeds (payments) on swaps designated as net investment hedges	4,909	76	(7,840)
Net cash used in investing activities	(58,580)	(161,443)	(68,073)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	40,750	25,500	171,500
Payments on debt	(148,550)	(125,500)	(441,000)
Purchase of option hedge on convertible notes	—	—	(104,248)
Proceeds from convertible notes issuance	—	—	575,000
Proceeds from sale of stock purchase warrants	—	—	44,563
Payment of debt issuance costs	—	(249)	(24,347)
Purchase of treasury stock	(125,000)	—	(100,000)
Proceeds from exercised stock options	5,465	6,824	5,232
Cash taxes paid in net equity settlement	(24,618)	(4,801)	(5,075)
Net cash (used in) provided by financing activities	(251,953)	(98,226)	121,625
Effect of exchange rate changes on cash and cash equivalents	(10,723)	(9,476)	13,871
Net increase (decrease) in cash and cash equivalents	(56,787)	43,282	271,255
Cash and cash equivalents at beginning of period	513,448	470,166	198,911
Cash and cash equivalents at end of period	$456,661	$513,448	$470,166
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	88,735	$887	(2,865)	$(119,943)	$1,213,620	$(76,402)	$398,574	$1,416,736
Net income	—	—	—	—	—	—	133,892	133,892
Other comprehensive loss, net of tax	—	—	—	—	—	2,343	—	2,343
Issuance of common stock through employee stock purchase plan	13	—	—	—	694	—	—	694
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	503	2	11	526	(1,066)	—	—	(538)
Share-based compensation	—	4	—	—	19,397	—	—	19,401
Share repurchase and equity component of the convertible note issuance, net	—	—	—	—	42,539	—	—	42,539
Accelerated shares repurchased	—	—	(2,060)	(115,724)	15,724	—	—	(100,000)
Adoption of Update No. 2016-13	—	—	—	—	—	—	(200)	(200)
Balance, December 31, 2020	89,251	893	(4,914)	(235,141)	1,290,908	(74,059)	532,266	1,514,867
Net income	—	—	—	—	—	—	169,075	169,075
Other comprehensive loss, net of tax	—	—	—	—	—	28,904	—	28,904
Issuance of common stock through employee stock purchase plan	18		—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	331	1	15	693	201	—	—	895
Share-based compensation	—	2	—	—	35,981	—	—	35,983
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,773)	(66,047)
Balance, December 31, 2021	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	180,550	180,550
Other comprehensive income (loss), net of tax	—	—	—	—	—	55,420	—	55,420
Issuance of common stock through employee stock purchase plan	17	—	—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	859	7	14	738	(20,974)	—	—	(20,229)
Share-based compensation	—	2	—	—	27,778	—	—	27,780
Accelerated shares repurchased	—	—	(1,938)	(129,152)	4,152	—	—	(125,000)
Balance, December 31, 2022	90,476	905	(6,823)	(362,862)	1,276,977	10,265	879,118	1,804,403
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provision for doubtful accounts, net of recoveries, associated with accounts receivable, included in selling, general and administrative expense, was charges of $0.2 million for the year ended December 31, 2022, recoveries of $1.1 million, and charges of $3.6 million for the years ended December 31, 2021 and 2020, respectively.
The below table shows the rollforward of the allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020:

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Dollars in thousands
Year Ended:
December 31, 2022	$4,735	238	—	(669)	$4,304
December 31, 2021	$6,439	(1,059)	341	(986)	$4,735
December 31, 2020	$4,303	3,635	—	(1,499)	$6,439
(1)Deductions primarily relates to allowance for doubtful accounts written off during the year, net of recoveries and other adjustments.

INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. Inventories consisted of the following:

	December 31,
Dollars in thousands	2022	2021
Finished goods	172,088	$162,528
Work in process	70,598	65,323
Raw materials	81,897	89,535
Total inventories, net	$324,583	$317,386
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2022 or 2021.

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
Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
Dollars in thousands	2022	2021	Useful Lives
Land	$966	$1,512
Buildings and building improvements	14,710	19,032	5-40 years
Leasehold improvements	164,292	155,495	1-20 years
Machinery and production equipment	181,780	183,270	3-20 years
Demonstration equipment	3,792	2,791	4-5 years
Information systems and hardware	151,330	148,706	1-7 years
Furniture, fixtures, and office equipment	20,286	20,921	1-15 years
Construction-in-progress	103,875	94,850
Total	641,031	626,577
Less: Accumulated depreciation	(329,729)	(314,874)
Property, plant and equipment, net	$311,302	$311,703
Depreciation expense associated with property, plant and equipment was $40.1 million, $39.4 million, and $42.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2022 and 2021, respectively, the Company capitalized $1.4 million and $1.2 million of interest expense into property, plant and equipment.
ACQUISITIONS
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations ("ASC Topic 805"). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company determines the fair value of acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. Determining the fair value of these intangible assets acquired as part of a business combination requires the Company to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.
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
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company reviews goodwill for impairment in the third quarter every year in accordance with ASC Topic 350, Intangibles - Goodwill and Other ("ASC Topic 350") and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Refer to Note 7, Goodwill and Other Intangibles for more information.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company tests intangible assets with indefinite lives for impairment annually in the third quarter in accordance with ASC Topic 350. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of an indefinite lived intangible asset below its carrying amount. The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of the intangible asset is less than its carrying amount. The Company may elect to bypass this qualitative evaluation and perform a quantitative test.
Product rights and other definite-lived intangible assets are tested periodically for impairment in accordance with ASC 350 Topic when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset or asset group to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and impairment exists. An impairment loss is measured as the excess of the asset's carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in the period that the impairment occurs.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.0 million, $1.2 million and $0.8 million to the Integra Foundation during the years ended December 31, 2022, 2021 and 2020, respectively. These contributions were recorded in selling, general, and administrative expense.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company entered into foreign currency forward and foreign currency swap contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into other income, net, on the consolidated financial statements. Refer to Note 6, Derivative Instruments for more information.
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction net losses of $3.3 million, net gains of less than $0.1 million, and net losses $1.6 million are reported in other income, net in the statements of operations, for the year ended December 31, 2022, 2021 and 2020, respectively.
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
The Company continues to indefinitely reinvest substantially all of its foreign earnings unless there is a manner under which to remit the earnings without a material tax cost. The current provisional analysis indicates that the Company has sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. One time or unusual items that may impact the ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary and changes in tax laws.
REVENUE RECOGNITION
Revenue is recognized upon the transfer of control of promised products or services to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.
Total revenue, net, includes product sales, product royalties and other revenues, such as fees received from services.
For products shipped with FOB shipping point terms, the control of the product passes to the customer at the time of shipment. For shipments in which the control of the product is transferred when the customer receives the product, the Company recognizes revenue upon receipt by the customer. Certain products that the Company produces for private label customers have no alternative use and the Company has a right of payment for performance to date. Revenues from those products are recognized over the period that the Company manufactures these products, which is typically one month to three months. The Company uses the input method to measure the manufacturing activities completed to date, which depicts the progress of the Company's performance obligation of transferring control of goods being manufactured for private label customers.
A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and distributors, and also from inventory physically held by field sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues from sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. For product sales, invoices are generally issued upon the transfer of control (or upon the completion of the manufacturing in the case of the private label transactions recognized over time) and are typically payable 30 days after the invoice date. The Company performs a review of each specific customer's creditworthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers' creditworthiness prospectively. Refer to Note 3, Revenue From Contracts With Customers for more information. The Company also maintains a provision for estimated returns and allowances in the same period that the related revenue is recorded. This reserve is based upon an analysis of actual credit memos issued for pricing issues or returned goods over an extended period, as well as assumptions about outstanding accounts receivable and judgment in interpreting the data.
RESEARCH AND DEVELOPMENT
Research and development costs, including salaries, depreciation, consultant and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.
EMPLOYEE TERMINATION BENEFITS
The Company does not have a written severance plan, and it does not offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management's discretion, the Company records these termination costs in accordance with the authoritative guidance for ASC Topic 712 Compensation - Nonretirement Benefits and ASC Topic 420 One-time Employee Termination Benefits.
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
The Company incurred employee termination costs on restructuring activities associated with a closure of a manufacturing facility in France and other reorganization projects in the consolidated statement of operations for the year ended December 31, 2022. In 2021, the Company incurred employee termination costs on restructuring activities associated with the closure of a manufacturing facility in France. The following table summarizes our restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the year ended December 31, 2022 and 2021.

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Balance, beginning of the year	$10,226	$6,372
Charges:
Cost of Goods Sold	$1,494	$3,436
Research and development	72	288
Selling, general and administrative	$5,582	$466
Payments and other adjustments	$(12,267)	$(336)
Balance, end of the year	$5,107	$10,226
Included in the accrual balance as of December 31, 2022 is $2.0 million related to the closure of a manufacturing facility located in France, and other reorganization projects of $3.1M. Included in the accrual balance as of December 31, 2021 is $10.2 million related to the closure of the manufacturing facility located in France.
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
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2022, 2021 and 2020.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. On October 5, 2022, the FASB approved an extension of the sunset date of the reference rate reform from December 31, 2022 to December 31, 2024, past LIBOR’s end date. The Company currently has contracts that are indexed to LIBOR and are continuing to evaluate the scope of impacted contracts and potential risk. The Company expects all LIBOR-based contracts to be replaced by the Secured Overnight Financing Rate (“SOFR”), which is calculated based on overnight transactions under repurchase agreements backed by Treasury securities. The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the use of SOFR as a more robust reference rate alternative to LIBOR. The use of SOFR as a substitute for LIBOR is, however, voluntary and may not be suitable for all market participants. There can be no assurance that the replacement rate will be economically equivalent to LIBOR, which could result in higher interest rates for us under our debt facilities. There is no guarantee that a transition from LIBOR to SOFR will not result in financial market disruptions, significant increases in benchmark rates, or our borrowing costs, any of which could have an adverse effect on our business, results of operations and financial condition.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the years ended December 31, 2022, 2021 and 2020 was $42.2 million (net of $1.4 million that was capitalized into construction in progress), $43.2 million (net of $1.2 million that was capitalized into construction in progress) and $47.3 million (net of $2.3 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2022, 2021 and 2020 was $35.9 million, $49.5 million and $29.8 million, respectively.
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in liabilities at December 31, 2022, 2021 and 2020 were $10.5 million, $4.7 million and $1.6 million, respectively.
During the fourth quarter of 2021, the Company achieved its final developmental milestone which triggered a $5.0 million obligation to be paid to former shareholders of Rebound Therapeutics Corporation ("Rebound"). The Company recorded $5.0 million as an intangible asset in the consolidated balance sheet upon achieving the milestone. The remaining obligation was included in accrued liabilities at December 31, 2021 in the consolidated balance sheets. The milestone was fully paid in 2022.
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
The Company's return policy, as set forth in its product catalogs and sales invoices, requires review and authorization in advance prior to the return of product. Upon the authorization, a credit will be issued for the goods returned within a set amount of days from the shipment, which is generally 90 days.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarized the changes in the contract asset and liability balances for the year ended December 31, 2022:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2022	$11,412
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(11,412)
Contract asset, net of transferred to trade receivables on contracts during the period	10,122
Contract asset, December 31, 2022	$10,122

Contract Liability
Contract liability, January 1, 2022	$11,946
Recognition of revenue included in beginning of year contract liability	(5,349)
Contract liability, net of revenue recognized on contracts during the period	9,596
Foreign currency translation	(66)
Contract liability, December 31, 2022	$16,127
At December 31, 2022, the short-term portion of the contract liability of $7.3 million and the long-term portion of $8.8 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheet.
As of December 31, 2022, the Company is expected to recognize revenue of approximately $7.3 million in 2023, $4.2 million in 2024, $2.7 million in 2025, $1.1 million in 2026, $0.7 million in 2027, and $0.1 million thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for years-ended December 31, 2022, 2021 and 2020 (dollar amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Neurosurgery	$794,017	$802,959	$716,339
Instruments	225,547	222,273	178,492
Total Codman Specialty Surgical	1,019,564	1,025,232	894,831

Wound Reconstruction and Care(2)(3)	406,689	392,463	293,038
Extremity Orthopedics(1)	—	—	78,316
Private Label	131,413	124,753	105,683
Total Tissue Technologies	538,102	517,216	477,037
Total revenue	$1,557,666	$1,542,448	$1,371,868
(1) On January 4, 2021, the Company completed its sale of its Extremity Orthopedics business. See Note 4, Acquisitions and Divestitures, for details
(2) See Note 4. Acquisitions and Divestitures, for details around the ACell acquisition.
(3) On August 31, 2022, the Company completed the sale of its non-core traditional wound care ("TWC") business. See Note 4, Acquisitions and Divestitures
See Note 16, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. ACQUISITIONS AND DIVESTITURES
Surgical Innovation Associates, Inc. Acquisition

On December 6, 2022, the Company completed its acquisition of Surgical Innovation Associates, Inc. ("SIA") for an acquisition purchase price of $51.5 million. In addition to the purchase price, the acquisition includes two separate contingent considerations payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the Premarket Approval (“PMA”) Application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). SIA's core technology, DuraSorb, is a fully resorbable scaffold of a globally accepted polymer, which is cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales will be reported within Integra’s Tissue Technologies segment as part of its Wound Reconstruction and Care franchise.

Assets Acquired and Liabilities Assumed at Fair Value

The SIA Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired, and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Valuation as of December 6, 2022	Weighted Average Life
Current assets:
Cash	$4,438
Trade accounts receivable, net	1,551
Inventories, net	2,900
Prepaid expenses and other current assets	1,654
Total current assets	$10,543
Intangible assets	75,000	14 years
Goodwill	41,854
Total assets acquired	$127,397

Current liabilities:
Accounts payable and accrued expenses	$2,044
Total current liabilities	$2,044
Deferred Tax Liability	11,799
Contingent consideration	57,607
Total liabilities assumed	71,450

Net assets acquired	$55,947

Developed Technology

The estimated fair value of the developed technology was determined using the multi-period excess earnings method of the income approach, which estimates value based on the present value of future economic benefits. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each product including net revenues, cost of sales, R&D costs, selling and marketing costs, working capital, and contributory asset charges, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of the asset’s life cycle, and competitive trends impacting the asset and the cash flow stream.

The Company used a discount rate of 18% to arrive at the present value for the acquired intangible assets to reflect the rate of return a market participant would expect to earn and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

The Company allocated goodwill related to the SIA Acquisition to the Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. A key factor that contributes to the recognition of goodwill, and a driver for the Company’s acquisition of SIA, is the attractive growth opportunities presented by the surgical matrix business in the breast reconstruction market. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the fair value concepts in ASC 820. The resulting most likely payouts are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in the consolidated statement of operations. Changes in the fair value of the contingent considerations may result from changes in discount periods and rates and changes in the timing and amount of revenue estimates. Changes in assumptions utilized in the contingent consideration fair value estimates could result in an increase in the contingent consideration obligation and a corresponding charge to operating results.

As part of the acquisition, the Company is required to pay to the shareholder of SIA up to $90.0 million for two separate payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the PMA for DuraSorb for certain uses by

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

certain timing targets (up to $40.0 million in additional payments). The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone.

Deferred Tax Liabilities

Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.

Sale of non-core traditional wound care business
On August 31, 2022, the Company completed its sale of its non-core traditional wound care ("TWC") business to Gentell, LLC ("Gentell") for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones two years after the closing date. The proceeds from the sale of the TWC business of $27.8 million is presented in the consolidated statement of cash flows net of cash transferred of $3.5 million and other transaction fees. The transaction included the sale of the Company's TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings.
The divestiture did not represent a strategic shift that had a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the TWC business to the Company's Tissue Technologies reportable business segment. In connection with the sale, the Company recognized $0.6 million as a gain from the sale of the business in the consolidated statement of operations for the year ended December 31, 2022. The transaction is subject to final working capital adjustments.
In addition to the purchase and sale agreement, the Company also entered into a contract manufacturing agreement with Gentell. Under the terms of the agreement, Gentell received inventory, equipment, and tooling to manufacture certain MediHoney® and TCC-EZ® products on behalf of the Company. On the close date of this transaction, the Company transferred all inventory associated with these products to Gentell and recognized an asset of $11.1 million, as a form of a deposit for the inventory transferred, which based on the expected timing of inventory purchases, was primarily included within prepaid expenses and other current assets in the consolidated balance sheet. This deposit will be utilized by the Company on future orders placed to Gentell for such products. As of December 31, 2022, the Company had a deposit remaining of $8.3 million which is included in prepaid assets and recognized a payable due to Gentell of $2.7 million, which is included in the consolidated balance sheet within accrued expenses and other current liabilities.
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
The divestiture did not represent a strategic shift that had a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the Extremity Orthopedics business to the Company's Tissue Technologies reporting unit. In connection with the sale, the Company recognized a gain of $41.8 million that is presented in Gain from the sale of business in the consolidated statement of operations for the year ended December 31, 2021. The Company finalized the net working capital to Smith & Nephew as of December 31, 2021.
The Company also entered into a transition services agreement ("TSA") with Smith & Nephew which requires the Company to provide certain services on behalf of Smith & Nephew for the duration of the period subsequent to the sale of the business as defined in the TSA. The Company recognized a payable due to Smith & Nephew of $2.3 million as of December 31, 2022, which is included in the consolidated balance sheet within accrued expenses and other current liabilities. The TSA includes services such as invoicing and cash collections from customers on behalf of Smith & Nephew. As of December 31, 2022, the Company has concluded the majority of the transition services agreement, pending final payment.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Consideration
As part of the acquisition, the Company is required to make payments to the former shareholders of ACell up to $100 million based on the achievement of certain revenue-based performance milestones in 2022, 2023, and 2025. Based on revenue performance in 2022, no payment will be made for the first performance milestone. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The Company recorded $3.7 million and $21.8 million in other liabilities as of December 31, 2022 and 2021, respectively, in the consolidated balance sheets of the Company. The change in the fair value of the contingent obligation was primarily as a result of changes in the timing and amount of revenue estimates.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2022, the Company was in compliance with all such covenants. In connection with the February 2020 Amendment, the Company capitalized $4.6 million of financing costs in connection with modification of the Senior Credit Facility and wrote off $1.2 million of previously capitalized financing costs during the first quarter of 2020. In connection with the July 2020 amendment, the Company expensed $3.3 million of incremental financing costs in connection with the modification of the Senior Credit Facility during the third quarter of 2020.
There was no balance outstanding at December 31, 2022 under the revolving portion of the Senior Credit Facility and as of December 31, 2021, there was $31.3 million, outstanding under the revolving portion of the Senior Credit Facility at weighted average interest rate of 1.4%. At December 31, 2022 and 2021, there was $771.3 million and $843.8 million, respectively, outstanding, under the Term Loan component of the Senior Credit Facility at weighted average interest rate of 5.6% and 1.4%, respectively. At December 31, 2022 and 2021, there was $38.1 million and $45.0 million, respectively, of the Term Loan component of the Senior Credit Facility was classified as current on the consolidated balance sheets.
The fair value of outstanding borrowings of the Senior Credit Facility's Term Loan components at December 31, 2022 was $800.8 million. This fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities
Letters of credit outstanding as of December 31, 2022 and 2021 totaled $1.6 million. There were no amounts drawn as of December 31, 2022.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Year-ended December 31, 2022	Principal Repayment
Dollars in thousands
2023	$38,125
2024	$67,500
2025	$669,375
$775,000
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $42.7 million in 2023, $39.1 million in 2024, and $3.6 million in 2025. Interest is calculated on the term loan portion of the Senior Credit Facility based on LIBOR plus the spread paid by the Company. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of December 31, 2022, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At December 31, 2022, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at December 31, 2022 was $560.5 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
As a result of the adoption of ASU 2020-06, for both the years ended December 31, 2022 and 2021, the Company recognized only cash interest related to the contractual interest coupon on the 2025 Notes of $2.9 million.
Securitization Facility
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of December 31, 2022, the Company was in compliance with the covenants and none of the termination events had occurred.
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. The May 2021 Amendment does not increase the Company’s total indebtedness.
At December 31, 2022 and 2021, the Company had $104.7 million and $112.5 million, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 5.0% and 1.1%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at December 31, 2022 was $104.9 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
The Company held the following interest rate swaps as of December 31, 2022 and 2021 (dollar amounts in thousands):

	December 31, 2022	December 31, 2021					December 31, 2022	December 31, 2021
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month USD LIBOR Loan	—	300,000	December 13, 2017	January 1, 2018	December 31, 2022	2.201%	$—	$(5,268)
1-month USD LIBOR Loan	150,000	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	5,012	(5,520)
1-month USD LIBOR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,380	(7,421)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,831	(5,512)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,905	(5,464)
1-month USD LIBOR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,970	(5,494)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,252	(6,886)
1-month USD LIBOR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,153	(6,764)
1-month USD LIBOR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	23,742	3,552
1-month USD LIBOR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,467	821
	$1,475,000	$1,775,000					$56,712	$(43,956)
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
Foreign Currency Hedging
From time to time, the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. The Company assesses the effectiveness of the contracts that are designated as hedging instruments. The changes in fair value of foreign currency cash flow hedges are recorded in AOCI, net of tax. Those amounts are subsequently reclassified to earnings from AOCI as impacted by the hedged item when the hedged item affects earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. For contracts not designated as hedging instruments, the changes in fair value of the contracts are recognized in other income, net in the consolidated statements of operation, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
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
Cross-Currency Rate Swaps
On October 2, 2017, the Company entered into cross currency swap agreements to convert a notional amount of $300.0 million equivalent to 291.2 million of Swiss Francs ("CHF") denominated intercompany loans into U.S. dollars. The CHF- denominated intercompany loans were the result of the purchase of intellectual property by a subsidiary in Switzerland as part of an acquisition. On September 26, 2022, the Company amended the CHF-denominated intercompany loan to extend the termination date to September 2023 and as a result, the Company early terminated the cross-currency swap designated as cash flow hedge of an intercompany loan with aggregate notional amount of $50.0 million. Simultaneously, the Company entered into a cross-currency swap agreement to convert a notional amount of CHF 48.5 million equivalent to $49.1 million of this

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amended intercompany loan into U.S. dollars. The loss recorded by the Company upon the settlement of the swap was not material for the period. As of December 31, 2022, $49.1 million of the $300.0 million notional amount remain outstanding.
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
The Company held the following cross-currency rate swaps as of December 31, 2022 and 2021 (dollar amounts in thousands):

					December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	October 2, 2017	October 2, 2022	1.95%	CHF	—	145,598	—	(8,283)
Receive U.S.$			4.52%		$—	150,000

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	374,137	397,137	(4,241)	41
Receive U.S.$			3.98%		$420,001	445,821

Pay CHF	September 28, 2022	September 29, 2023	1.95%	CHF	48,532	—	(3,528)	—
Receive U.S.$			5.32%		$49,142	—

Total							$(7,769)	$(8,242)
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
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business. On October 1, 2018 ,December 16, 2020 and May 26, 2022, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2022 and 2021 (dollar amounts in thousands):

					December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	51,760	4,713	2,503
Receive U.S.$			2.57%		$60,000	60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	4,307	2,147
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	December 16, 2020	December 16, 2027	—%	CHF	—	222,300	—	(792)
Receive USD			1.10%		$—	250,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	—	(14,663)	—
Receive U.S.$			1.94%		$300,000	—

Total							$(5,643)	$3,858
On May 26, 2022, the Company early settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $250 million equivalent to 222.3 million CHF. The original settlement date was December 16, 2027. As a result of the settlement, the Company recorded a gain of $4.9 million in AOCI. On May 26, 2022, the Company entered into cross-currency swap agreements designated as net investment hedge to replace these swaps with a notional amount of $300 million equivalent to 288 million CHF.
On September 30, 2021, in accordance with the termination date, the Company settled cross-currency swaps designated as net investment hedge with an aggregate notional amount of $52 million equivalent to 44.9 million Euros. As a result of the settlement, the Company recorded a gain of $0.1 million in AOCI.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effects of Derivative Instruments on Financial Position and Results of Operations
The following table summarizes the fair value for derivatives designated as hedging instruments in the consolidated balance sheets as of December 31, 2022 and 2021:

	Fair Value as of December 31,
Dollars in thousands	2022	2021
Location on Balance Sheet (1):
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Cross-currency swap	4,497	4,900
Interest rate swap(2)	16,682	—
Net Investment Hedges
Cross-currency swap	11,653	5,120
Other assets
Cash Flow Hedges
Interest rate swap(2)	40,030	4,373
Net Investment Hedges
Cross-currency swap	3,311	2,104
Total derivatives designated as hedges — Assets	$76,173	$16,497

Derivatives designated as hedges — Liabilities
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$—	$18,187
Cross-currency swap	3,528	8,283
Net Investment Hedges
Cross-currency swap	—	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	—	30,143
Cross-currency swap	8,738	4,859
Net Investment Hedges
Cross-currency swap	20,608	3,366
Total derivatives designated as hedges — Liabilities	32,874	64,838
(1)The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2)At December 31, 2022 and 2021, the total notional amounts related to the Company’s interest rate swaps were $1.5 billion and $1.8 billion respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying consolidated statement of operations during the years ended December 31, 2022 and 2021:

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Year	Location in Statements of Operations
Year Ended December 31, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$93,308	$(7,360)	$56,712	Interest expense
Cross-currency swap	(9,688)	8,847	19,430	(20,271)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,321)	2,196	6,789	(6,914)	Interest income
	$(55,965)	$104,351	$18,859	$29,527
Year Ended December 31, 2021
Cash Flow Hedges
Interest rate swap	$(93,769)	$27,402	$(22,411)	$(43,956)	Interest expense
Cross-currency swap	(1,073)	24,275	32,890	(9,688)	Other income, net
Net Investment Hedges
Cross-currency swap	(12,291)	16,515	6,545	(2,321)	Interest income
	$(107,133)	$68,192	$17,024	$(55,965)

For the years ended December 31, 2022 and 2021, the Company recorded a gain of $11.1 million and gain of $23.8 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation of the cross-currency swaps, designated as cash flow hedges, to offset the gains or losses recognized on the intercompany loans.
For the years ended December 31, 2022 and 2021, the Company recorded gains of $8.4 million and $9.1 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps designated as cash flow hedges.
The estimated gain that is expected to be reclassified to other income, net from AOCI as of December 31, 2022, for the cross-currency swaps designated as cash flow hedges within the next twelve months is $4.5 million. As of December 31, 2022, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
The estimated gain that is expected to be reclassified to interest income from AOCI as of December 31, 2022 for the cross-currency swaps designated as net investment hedges, within the next twelve months is $11.7 million.
Derivative Instruments not designated hedges:
During the fourth quarter of 2020, the Company entered into foreign currency forward contracts, with a notional amount of $4.2 million, to mitigate the foreign exchange risk related to certain intercompany loans denominated in Canadian Dollar ("CAD"). These contracts were settled in third quarter of 2022.
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in JPY. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to $6.4 million.
The following table summarizes the gains (losses) of derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dollars in thousands	December 31,
	2022	2021
Foreign currency forward contracts	$—	$(174)
Foreign currency swaps	1,258	629
Total	$1,258	$455
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
Changes in the carrying amount of goodwill in 2022 and 2021 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at January 1, 2021	$671,975	$260,392	$932,367
ACell Acquisition	—	94,147	94,147
Foreign currency translation	(8,547)	(4,509)	(13,056)
Balance at December 31, 2021	$663,428	$350,030	$1,013,458
Sale of non-core traditional wound care business	—	(5,019)	(5,019)
SIA Acquisition	—	41,855	41,855
Foreign currency translation	(7,209)	(4,204)	(11,413)
Balance at December 31, 2022	$656,219	$382,662	$1,038,881

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets
The components of the Company's identifiable intangible assets were as follows:

	December 31, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,204,325	$(370,968)	$833,357
Customer relationships	12 years	193,081	(144,040)	49,041
Trademarks/brand names	28 years	97,265	(34,674)	62,591
Codman trade name	Indefinite	166,693	—	166,693
Supplier relationships	30 years	30,211	(17,170)	13,041
All other	11 years	5,957	(4,071)	1,886
		$1,697,532	$(570,923)	$1,126,609

	December 31, 2021
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,132,954	$(307,013)	$825,941
Customer relationships	12 years	211,344	(142,755)	68,589
Trademarks/brand names	28 years	98,367	(31,468)	66,899
Codman trade name	Indefinite	167,758	—	167,758
Supplier relationships	30 years	30,211	(16,192)	14,019
All other	11 years	6,258	(3,891)	2,367
		$1,646,892	$(501,319)	$1,145,573

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
During the third quarter of 2022, the Company elected to perform a qualitative analysis for its intangible asset with indefinite lives. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.
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
Amortization expense (including amounts reported in cost of product revenues) for the years ended December 31, 2022, 2021 and 2020 was $78.3 million, $83.3 million and $74.5 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual amortization expense is expected to approximate $82.3 million in 2023, $81.7 million in 2024, $81.7 million in 2025, $81.5 million in 2026, $79.6 million in 2027 and $551.6 million thereafter. Amortization of product technology based intangible assets totaled $64.4 million, $66.5 million and $46.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is presented by the Company within cost of goods sold.
8. TREASURY STOCK
As of December 31, 2022 and 2021, there were 6.8 million and 4.9 million shares of treasury stock outstanding with a cost of $362.9 million and $234.4 million, respectively, at a weighted average cost per share of $53.18 and $47.86, respectively.
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase ("2023 ASR") and received 2.1 million shares of the Company common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares of under the 2023 SAR. The remaining repurchase transactions are expected to be completed in the first half of 2023.
On April 26 2022, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. The program allows the Company to repurchase its shares opportunistically from time to time. The repurchase authorization expires in December 2024. This stock repurchase authorization replaces the previous $225 million stock repurchase authorization, of which $100 million remained authorized at the time of its replacement, and which was otherwise set to expire on December 31, 2022. Purchases may be affected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
On January 12, 2022, the Company entered into a $125 million accelerated share repurchase ("2022 ASR") and received 1.48 million shares of Company common stock at inception of the 2022 ASR, which represented approximately 80% of the expected total shares under the 2022 ASR. In March 24, 2022, the early exercise provision was exercised by the 2022 ASR counterparty. Upon settlement on March 24, 2022, the Company received an additional 0.46 million shares determined using the volume-weighted average price of the Company's common stock during the term of the 2022 ASR.
For the year ended December 31, 2021, there were no repurchases of the Company’s common stock as part of the share repurchase authorization.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act implements a new excise tax of 1% on the net share repurchases made by the company effective for share repurchases performed January 1, 2023, or after.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
Dollars in thousands	2022	2021	2020
Cost of goods sold	549	470	344
Research and development	1,739	1,644	1,471
Selling, general and administrative	$25,437	$34,096	$17,776
Total stock-based compensation expense	27,725	36,210	19,591
Total estimated tax benefit related to stock-based compensation expense	10,574	13,804	6,221
Net effect on net income	$17,151	$22,406	$13,370
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury stock. At December 31, 2022, 2.0 million shares remain available for purchase under the ESPP. During the years ended December 31, 2022, 2021 and 2020, the Company issued 20,780 shares, 16,948 shares and 18,284 shares under the ESPP for $1.1 million, $1.1 million and $1.1 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EQUITY AWARD PLANS
As of December 31, 2022, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.
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
Stock options issued under the 2003 Plan became exercisable over specified periods, generally within four years from the date of grant for officers and employees, and within one year from the date of the grant for members of the Board of Directors. The awards generally expire eight years from the grant date for employees and from six to ten for directors and certain executive officers, except in certain instances that result in accelerated vesting due to death, disability, retirement age or change in control provisions within their grant agreements. Restricted stock issued under the 2003 Plan vests ratably over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the 2003 Plan is subject to service and performance conditions.
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
The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2022	2021	2020
Dividend yield	0%	0%	0%
Expected volatility	30%	29%	27%
Risk free interest rate	2.01%	1.30%	0.89%
Expected life of option from grant date	7 years	7 years	7 years
Weighted average grant date fair value of options granted	$23.15	$22.59	$13.03
The following table summarizes the Company’s stock option activity.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2022	1,225	$45.11	4.30	$26,970
Granted	146	65.11	—	—
Exercised	(155)	28.32	—	—
Forfeited or Expired	(14)	50.68	—	—
Outstanding at December 31, 2022	1,202	$49.63	4.14	$10,772
Exercisable at December 31, 2022	871	$45.82	3.30	$9,635

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized $3.5 million, $5.0 million and $3.2 million in expense related to stock options during the years ended December 31, 2022, 2021 and 2020, respectively. The intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 were $4.0 million, $11.1 million and $8.7 million, respectively. Cash received from option exercises and employee stock purchase plan was $5.5 million, $6.8 million and $5.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The realized tax benefit from options exercised were $0.6 million, $2.2 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was approximately $3.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2022.

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)		(In thousands)
Unvested, January 1, 2022	422	$58.78	442	60.62
Granted	334	62.88	245	62.89
Adjustments for performance achievement related to award target	—	—	(18)	60.76
Cancellations	(34)	62.29	(10)	59.88
Released	(239)	58.27	(252)	59.38
Unvested, December 31, 2022	483	$61.63	407	62.88
The Company recognized $24.3 million, $31.2 million and $16.4 million in expense related to such awards during the years ended December 31, 2022, 2021 and 2020, respectively. The total fair market value of shares vested and released in 2022, 2021 and 2020 was $65.0 million, $15.7 million and $17.3 million, respectively. Vested awards include shares that have been fully earned but had not been delivered as of December 31, 2022.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2022, there were 129,399 performance stock units ("PSU's") subject to vest and be released based on 2022 performance achievement.
As of December 31, 2022, there was approximately $29.7 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2022, there were approximately 3.1 million shares available for grant under the 2003 Plan.
The Company capitalized into inventory, share based compensation costs of $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such share-based compensation was recognized as cost of goods sold when related inventory was sold.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company has various defined benefit plans which covers certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the years ended December 31, 2022 and 2021 included the following (amounts in thousands):

	Year ended December 31,
	2022	2021
Service cost	$2,419	$2,741
Interest cost	194	100
Expected return on plan assets	(1,381)	(893)
Amortization of prior service cost (credit)	(326)	(281)
Recognized actuarial losses	9	186
Settlements	—	51
Net period benefit cost	$915	$1,904
The following weighted average assumptions were used to develop net periodic pension benefit costs and the actuarial present values of projected pension benefit obligations for the years ended December 31, 2022 and 2021, respectively:

	As of December 31,
	2022	2021
Discount rate	2.44%	0.37%
Expected return on plan assets	3.61%	3.59%
Rate of compensation increase	1.97%	2.10%
Interest crediting rate for cash balance plans	1.00%	1.00%
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2022 and 2021, the discount rates were prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities. The expected returns on plan assets represent the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rates of return, the Company considers returns of historical market data as well as actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories.
The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2022 and 2021 and a reconciliation of the funded status at December 31, 2022 and 2021, respectively (amounts in thousands):

	Year ended December 31,
	2022	2021
Change In Projected Benefit Obligations
Projected benefit obligations, beginning of year	$65,184	$72,869
Interest cost	194	100
Service cost	2,419	2,741
Actuarial (gain) loss	(14,822)	(5,044)
Plan amendments	(390)	(586)
Plan settlements	(20)	(655)
Employee contribution	999	917
Premiums paid	(391)	(373)
Benefit payment	(999)	(2,128)
Effect of foreign currency exchange rates	(1,810)	(2,657)
Projected benefit obligations, end of year	$50,364	$65,184

	Year ended December 31,
	2022	2021
Change In Plan Assets
Plan assets at fair value, beginning of year	$39,914	$37,825
Actual return on plan assets	(2,863)	3,371
Employer contributions	2,356	2,254
Employee contributions	999	917
Plan settlements	—	(633)
Benefits paid	(998)	(2,128)
Premiums paid	(391)	(373)
Effect of foreign currency exchange rates	(964)	(1,319)
Plan assets at fair value, end of year	$38,053	$39,914

	Year ended December 31,
	2022	2021
Reconciliation Of Funded Status
Fair value of plan assets	$38,053	$39,914
Benefit obligations	50,364	65,184
Unfunded benefit obligations	$12,311	$25,270
The unfunded benefit obligations are included in other liabilities in the consolidated balance sheets at December 31, 2022 and 2021, respectively.
During the periods ended December 31, 2022 and 2021, the Company had a net gain of $7.4 million and $7.0 million, respectively, recognized within accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost. The gain recognized during the period ended December 31, 2021, is primarily attributed to a change in the discount rate used to estimate the projected benefit obligation for defined benefit plans which cover certain employees in Switzerland. The combined accumulated benefit obligations for the defined benefit plans was $46.4 million and $60.3 million as of December 31, 2022 and 2021, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The benefit plans in France and Germany had no assets at December 31, 2022.
As of December 31, 2022, no plan assets are expected to be returned to the Company in the next twelve months.
The following table is the summary of expected future benefit payments (in thousands):

2023	$2,211
2024	$2,045
2025	$2,050
2026	$1,929
2027	$1,868
Next five years	$11,068
As of December 31, 2022, contributions expected to be paid to the plan in 2022 is $2.6 million.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, Belgium, Canada, France, Japan, Netherlands, the U.K. and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $9.8 million, $8.8 million and $6.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
DEFERRED COMPENSATION PLAN
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at December 31, 2022 and 2021 was $4.7 million and $3.8 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of December 31, 2022. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the year ended December 31, 2022 and 2021, was $22.6 million and $20.3 million, respectively, which includes $0.3 million, in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental balance sheet information related to operating leases at December 31, 2022 were as follows:

	December 31, 2022	December 31, 2021
	(In thousands, except lease term and discount rate)
ROU assets	$148,284	$84,543

Current lease liabilities	14,624	14,775
Non-current lease liabilities	157,420	90,329
Total lease liabilities	$172,044	$105,104

Weighted average remaining lease term (in years):
Leased facilities	16.9 years	10.4 years
Leased vehicles	2.0 years	2.1 years

Weighted average discount rate:
Leased facilities	5.4%	5.1%
Leased vehicles	2.7%	2.6%
Supplemental cash flow information related to leases was as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,442	$15,077

ROU assets obtained in exchange for lease liabilities:
Operating leases	72,169	12,610
Future minimum lease payments under operating leases at December 31, 2022 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2023	296	20,024	20,320
2024	296	20,869	21,165
2025	296	19,198	19,494
2026	296	16,830	17,126
2027	296	15,886	16,182
Thereafter	542	164,622	165,164
Total minimum lease payments	$2,022	$257,429	$259,451
Less: Imputed interest			$87,407
Total lease liabilities			172,044
Less: Current lease liabilities			14,624
Long-term lease liabilities			157,420
There were no future minimum lease payments under finance leases at December 31, 2022.

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
12. INCOME TAXES
Income before income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2022	2021	2020
United States operations	$92,642	$91,150	$15,082
Foreign operations	121,252	123,527	78,438
Total	$213,894	$214,677	$93,520
A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	0.1%	1.9%	1.2%
Foreign operations	(3.9)%	(4.0)%	(7.9)%
Excess tax benefits from stock compensation	(2.4)%	(1.2)%	(1.0)%
Intercompany profit in inventory	0.3%	(0.2)%	1.2%
Nondeductible facilitative costs	0.2%	0.3%	1.1%
Contingent Consideration	(2.0)%	(0.2)%	0.2%
Research and development credit	(1.4)%	(1.2)%	(1.6)%
Return to provision	(0.5)%	(0.7)%	(2.3)%
Global intangible low-taxed income ("GILTI")	2.8%	0.7%	2.5%
Nondeductible executive compensation	1.8%	0.9%	2.4%
Fair market value step up on intra-entity transfer of intellectual property	—%	—%	(63.3)%
Gain from sale of business - book to tax differences	—%	3.9%	2.8%
Other	(0.4)%	—%	0.5%
Effective tax rate	15.6%	21.2%	(43.2)%
Our effective tax rate was 15.6% and 21.2% of income before income taxes for the years ended December 31, 2022 and December 31, 2021, respectively. In 2022, the Company’s lower effective tax rate was driven by a $5.1 million income tax benefit related to stock compensation and a $2.4 million income tax benefit related to the filing of amended federal and state returns for prior years. In 2021, the Company's higher effective tax rate was driven in part by an $8.5 million income tax expense for nondeductible goodwill related to the sale of the Extremity Orthopedics business, offset by a $3.1 million income tax benefit related to excess tax benefits from stock compensation. In 2020, the Company’s lower worldwide effective tax rate was primarily driven by an $59.2 million income tax benefit on an intra-entity transfer of certain intellectual property, substantially completed during the fourth quarter in 2020. Excluding this transaction, the effective worldwide tax rate for 2020 was 20.2%.

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
During 2022, the Company’s foreign operations generated a $0.4 million increase in income tax expense when compared to the same period in 2021, because of geographic and business mix of taxable earnings and losses, among other factors. The 2022 foreign effective tax rate is 15.9%, compared to 15.2% in 2021. The Company’s foreign tax rate is primarily based upon statutory rates.
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
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law, the company does not expect the law to have a material impact on the company’s effective tax rate. Further, legislation in foreign jurisdictions may be enacted, in response to the base erosion and profit-sharing (BEPS) project begun by the Organization for Economic Cooperation and Development (OECD). The OECD recently finalized major reform of the international tax system with respect to implementing a global minimum tax rate. Such changes in U.S. and Non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
The provision for income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2022	2021	2020
Current:
Federal	$24,201	$31,938	$6,184
State	3,835	11,377	5,029
Foreign	9,893	5,042	12,553
Total current	$37,929	$48,357	$23,766
Deferred:
Federal	(11,591)	(12,830)	(5,079)
State	(2,316)	(3,688)	(1,760)
Foreign	9,322	13,763	(57,299)
Total deferred	$(4,585)	$(2,755)	$(64,138)
Provision for income taxes	$33,344	$45,602	$(40,372)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
Dollars in thousands	2022	2021
Assets:
Doubtful accounts	$2,261	$2,029
Inventory related items	31,950	31,841
Tax credits	13,084	13,319
Accrued vacation	2,175	3,042
Accrued bonus	4,944	7,415
Stock compensation	10,175	13,955
Deferred revenue	2,130	1,742
Net operating loss carryforwards	30,707	26,198
Capitalization of research and development expenses	51,542	36,770
Unrealized foreign exchange gain	6,228	12,849
Charitable contributions carryforward	180	206
Leases and Other	39,788	41,371
Total deferred tax assets	195,164	190,737
Less valuation allowance	(9,651)	(9,767)
Deferred tax assets after valuation allowance	$185,513	$180,970
Liabilities:
Intangible and fixed assets	(166,891)	(152,150)
Unrealized foreign exchange loss	(12,991)	—
Leases and Other	(22,975)	(17,658)
Total deferred tax liabilities	$(202,857)	$(169,808)
Total net deferred tax assets (liabilities)	$(17,344)	$11,162
The 2017 U.S. Tax Cuts and Jobs Act contained a provision which requires, for tax purposes, the capitalization and amortization of research and development expenses; effective for years beginning after December 31, 2021. The Company’s deferred tax assets increased by $20.2 million within the table above, related to the 2017 Tax Act.
At December 31, 2022, the Company had net operating loss carryforwards of $79.5 million for federal income tax purposes, $75.5 million for foreign income tax purposes and $37.9 million for state income tax purposes to offset future taxable income. The majority of the federal net operating loss carryforwards expire through 2037, while $18.6 million have an indefinite carry forward period. For foreign net operating loss carryforwards, $59.1 million will expire through 2028, while the remaining $16.4 million have an indefinite carry forward period. The state net operating loss carryforwards expire through 2036.
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
The valuation allowance at December 31, 2022 and 2021 primarily remained unchanged from respective prior periods; decreasing by an immaterial amount in both periods.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Description
Dollars in thousands
Year ended December 31, 2022
Deferred tax assets valuation allowance	15,258	(515)		(71)	14,672
Year ended December 31, 2021
Deferred tax assets valuation allowance	13,825	1,444	89	(100)	15,258
Year ended December 31, 2020
Deferred tax assets valuation allowance	12,069	1,617	—	139	13,825

As of December 31, 2022, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and no material tax cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
Dollars in thousands	2022	2021	2020
	(In thousands)
Balance, beginning of year	$676	$702	$676
Gross increases:
Current year tax positions	37	—	—
Prior years' tax positions	—	—	26
Other	—	(26)	—
Balance, end of year	$713	$676	$702
Approximately $0.7 million of the balance at December 31, 2022 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. The Company has $0.3 million of uncertain tax positions at December 31, 2022 related to tax positions for which it is reasonably possible that the amounts could be reduced during the twelve months following December 31, 2022.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal benefit for the years ended December 31, 2022, 2021 and 2020. The Company had minimal interest and penalties accrued for the years ended December 31, 2022 and 2021 and 2020.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its U.S. consolidated Federal income tax returns by the IRS through fiscal year 2015. Additionally, the Company is no longer subject to examinations by the IRS for fiscal year 2017. All significant state and local matters have been concluded through fiscal year 2014. All significant foreign matters have been settled through fiscal 2015.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Years Ended December 31,
Dollars in thousands, except per share amounts	2022	2021	2020
Basic net income per share:
Net income	$180,550	$169,075	$133,892
Weighted average common shares outstanding	82,997	84,698	84,650
Basic net income per common share	$2.18	$2.00	$1.58

Diluted net income per share:
Net income	$180,550	$169,075	$133,892

Weighted average common shares outstanding — Basic	82,997	84,698	84,650
Effect of dilutive securities:
Stock options and restricted stock	519	787	577
Weighted average common shares for diluted earnings per share	83,516	85,485	85,228
Diluted net income per common share	$2.16	$1.98	$1.57
Common stock of approximately 0.3 million and 0.1 million shares at December 31, 2022, and 2021 that are issuable through exercise of dilutive securities, respectively, and were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
Based on the adoption of ASU 2020-06, as the principal amount of the 2025 Notes will be paid in cash and only the conversion spread is settled in shares, the Company will be utilizing the if-converted method and only includes the net number of incremental shares that would be issued upon conversion.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive loss by component between December 31, 2022 and 2021 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2021	$(42,981)	$1,893	$(4,067)	$(45,155)
Other comprehensive gain (loss)	80,335	7,429	(17,807)	69,957
Less: Amounts reclassified from accumulated other comprehensive income, net	14,537	—	—	14,537
Net current-period other comprehensive gain (loss)	65,798	7,429	(17,807)	55,420
Balance at December 31, 2022	$22,817	$9,322	$(21,874)	$10,265
For the year ended December 31, 2022, the Company reclassified a gain of $15.0 million and a loss of $0.4 million from accumulated other comprehensive loss to other income, net and interest income, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Contingent Consideration
The Company determined the fair value of contingent consideration during the twelve-month period ended December 31, 2022 and 2021 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Year ended December 31, 2022	Contingent Consideration Liability Related to Acquisition of:
	Arkis (See Note 4)		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 4)		SIA		Location in Financial Statements
	Short-term	Long-term		Long-term	Short-term	Long-term	Long-term
Balance as of January 1, 2022	$3,691	$11,408		$230	$—	$21,800	$—
Additions	—	—		—		—	57,607
Transfers from long-term to current portion	—	—		—	4,885	(4,885)	—
Change in fair value of contingent consideration liabilities	(846)	(1,358)	Research and development	—	(4,885)	(13,215)	—		Selling, general and administrative
Balance as of December 31, 2022	$2,845	$10,050		$230	$—	$3,700	$57,607	$—

Year ended December 31, 2021	Contingent Consideration Liability Related to Acquisition of:
	Arkis (See Note 4)		Location in Financial Statements	Derma Sciences	ACell Inc. (See Note 4)	Location in Financial Statements
	Short-term	Long-term		Long-term	Long-term
Balance as of January 1, 2021	$3,415	$11,746		$230	$—
Additions	—	—		—	23,900
Transfers from long-term to current portion	276	(276)		—	—
Change in fair value of contingent consideration liabilities	—	$(62)	Research and development	—	(2,100)	Selling, general and administrative
Balance as of December 31, 2021	$3,691	$11,408		$230	$21,800
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of December 31, 2022 and 2021 was $0.2 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Arkis BioSciences, Inc.
As part of the acquisition of Arkis BioSciences, Inc. ("Arkis"), the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated the fair value as of December 31, 2022 was $12.9 million. The Company recorded $2.8 million in accrued expenses and other current liabilities and $10.1 million in other liabilities at December 31, 2022 in the consolidated balance sheets of the Company.

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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
Dollars in thousands	2022	2021	2020
Segment Net Sales
Codman Specialty Surgical	$1,019,564	$1,025,232	$894,831
Tissue Technologies	538,102	517,216	477,037
Total revenues	$1,557,666	$1,542,448	$1,371,868
Segment Profit
Codman Specialty Surgical	$417,873	$439,471	$356,657
Tissue Technologies	233,802	228,199	159,630
Segment profit	651,675	667,670	516,287
Amortization	(13,882)	(16,914)	(27,757)
Corporate and other	(398,873)	(453,526)	(337,160)
Operating income	$238,920	$197,230	$151,370

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

Dollars in thousands	United States(1)	Europe	Asia Pacific	Rest of the World	Consolidated
Total revenue, net:
2022	$1,126,810	$170,903	$176,477	$83,476	$1,557,666
2021	1,089,526	191,327	182,034	79,561	1,542,448
2020	971,975	172,689	157,174	70,030	1,371,868
Total long-lived assets:
2022	$440,223	$60,857	$12,975	$2,721	$516,776
2021	339,535	55,026	11,289	6,836	412,686