Form 10-Q
period 2023-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2023-04-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2023 was 81,904,442.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Total revenue, net	$380,846	$376,638

Costs and expenses:
Cost of goods sold	147,975	142,569
Research and development	26,724	24,085
Selling, general and administrative	166,657	159,926
Intangible asset amortization	3,108	3,894
Total costs and expenses	344,464	330,474
Operating income	36,382	46,164
Interest income	4,107	1,377
Interest expense	(12,100)	(11,655)
Other income, net	1,389	3,429
Income before income taxes	29,778	39,315
Provision for income taxes	5,552	6,414
Net income	$24,226	$32,901

Net income per share
Basic	$0.30	$0.39
Diluted	$0.29	$0.39

Weighted average common shares outstanding (See Note 13):
Basic	81,871	83,632
Diluted	82,323	84,276
Comprehensive income (See Note 14)	21,028	57,031
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$307,367	$456,661
Trade accounts receivable, net of allowances of $3,544 and $4,304	253,995	263,465
Inventories, net	351,275	324,583
Prepaid expenses and other current assets	116,845	116,789
Total current assets	1,029,482	1,161,498
Property, plant and equipment, net	315,175	311,302
Right of use asset - operating leases	146,514	148,284
Intangible assets, net	1,108,759	1,126,609
Goodwill	1,041,606	1,038,881
Deferred tax assets, net	44,680	45,994
Other assets	56,183	57,190
Total assets	$3,742,399	$3,889,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$—	$38,125
Current portion of lease liability - operating leases	14,792	14,624
Accounts payable, trade	112,785	102,100
Contract liabilities	7,743	7,253
Accrued compensation	53,611	78,771
Accrued expenses and other current liabilities	93,362	80,033
Total current liabilities	282,293	320,906
Long-term borrowings under senior credit facility	769,143	733,149
Long-term borrowings under securitization facility	102,500	104,700
Long-term convertible securities	568,069	567,341
Lease liability - operating leases	156,910	157,420
Deferred tax liabilities	61,693	63,338
Other liabilities	126,853	138,501
Total liabilities	2,067,461	2,085,355
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 90,813 and 90,477 issued at March 31, 2023 and December 31, 2022, respectively	908	905
Additional paid-in capital	1,245,297	1,276,977
Treasury stock, at cost; 8,918 shares and 6,823 shares at March 31, 2023 and December 31, 2022, respectively	(481,678)	(362,862)
Accumulated other comprehensive loss	7,067	10,265
Retained earnings	903,344	879,118
Total stockholders’ equity	1,674,938	1,804,403
Total liabilities and stockholders’ equity	$3,742,399	$3,889,758
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$24,226	$32,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,143	29,724
Deferred income tax provision	1,953	3,544
Share-based compensation	3,620	6,291
Amortization of debt issuance costs and expenses associated with debt refinancing	1,890	1,724
Non-cash lease expense	1,260	(17)
Loss (gain) on disposal of property and equipment	(23)	712
Change in fair value of contingent consideration and others	4,699	(765)
Changes in assets and liabilities:
Accounts receivable	10,041	(3,116)
Inventories	(25,423)	(11,561)
Prepaid expenses and other current assets	(2,164)	(5,046)
Other non-current assets	(6,009)	2,283
Accounts payable, accrued expenses and other current liabilities	(4,984)	(9,754)
Other non-current liabilities	(14,073)	(2,576)
Net cash provided by operating activities	26,156	44,344
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,704)	(9,325)
Acquired in-process research and development milestone	—	(4,742)
Net cash used in investing activities	(13,704)	(14,067)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	10,200	11,250
Payments on debt	(12,400)	(11,750)
Payment of debt issuance costs	(7,578)	—
Purchases of treasury stock	(150,000)	(125,000)
Proceeds from exercised stock options	2,326	1,239
Cash taxes paid in net equity settlement	(5,231)	(9,204)
Net cash used in financing activities	(162,683)	(133,465)
Effect of exchange rate changes on cash and cash equivalents	937	(3,168)
Net decrease in cash and cash equivalents	(149,294)	(106,356)
Cash and cash equivalents at beginning of period	456,661	513,448
Cash and cash equivalents at end of period	$307,367	$407,092
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	90,476	$905	(6,823)	$(362,862)	$1,276,977	$10,265	$879,118	$1,804,403
Net income	—	—	—	—	—	—	24,226	24,226
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,198)	—	(3,198)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	316	1	16	846	(4,858)	—	—	(4,011)
Share-based compensation	—	2	—	—	3,609	—	—	3,611
Accelerated shares repurchased	—	$—	(2,111)	$(119,662)	$(31,538)	$—	$—	$(151,200)
Balance, March 31, 2023	90,813	$908	(8,918)	$(481,678)	$1,245,297	$7,067	$903,344	$1,674,938

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	32,901	32,901
Other comprehensive income (loss), net of tax	—	—	—	—	—	24,130	—	24,130
Issuance of common stock through employee stock purchase plan	17	—	—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	339	4	14	714	(9,758)	—	—	(9,040)
Share-based compensation	—	—	—	—	6,324	—	—	6,324
Accelerated shares repurchased	—	—	(1,938)	(129,152)	4,152	—	—	(125,000)
Balance, March 31, 2022	89,956	$900	(6,823)	$(362,886)	$1,266,739	$(21,025)	$731,469	$1,615,197
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
In the opinion of management, the March 31, 2023 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders' equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The December 31, 2022 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the condensed consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied through December 31, 2024. The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the use of the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to LIBOR. The use of SOFR as a substitute for LIBOR is, however, voluntary and may not be suitable for all market participants. There can be no assurance that the replacement rate will be economically equivalent to LIBOR, which could result in higher interest rates for us under our debt facilities. There is no guarantee that a transition from LIBOR to SOFR will not result in financial market disruptions, significant increases in benchmark rates, or our borrowing costs, any of which could have an adverse effect on our business, results of operations and financial condition. On March 24, 2023, the Company entered into the seventh amendment and restatement (the "March 2023 Amendment") of its Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. In connection with the March 2023 Amendment the Company replaced all LIBOR-based contracts with SOFR, which is calculated based on overnight transactions under repurchase agreements backed by Treasury securities (See Note 6). In March 2023, the Company entered into a basis swap where the Company receives Term SOFR and pays LIBOR to convert the portfolio of interest rate swaps from LIBOR to SOFR. Integra has elected to adopt the optional expedient under ASC 848, which will allow the interest rate swap hedging relationship to continue, without de-designation, due to the change in the indexed rate from LIBOR to SOFR.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
2. ACQUISITIONS AND DIVESTITURES
Surgical Innovation Associates, Inc. Acquisition

On December 6, 2022, the Company completed its acquisition of Surgical Innovation Associates, Inc. ("SIA") for an acquisition purchase price of $51.5 million (the "SIA Acquisition"). In addition to the purchase price, the acquisition includes two separate contingent considerations payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the Premarket Approval (“PMA”) Application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). SIA's core technology, DuraSorb, is a fully resorbable scaffold of a globally accepted polymer, which is cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales will be reported within Integra’s Tissue Technologies ("TT") segment as part of its Wound Reconstruction and Care franchise.

Assets Acquired and Liabilities Assumed at Fair Value

The SIA Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired, and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Preliminary Valuation	Weighted Average Life
Current assets:
Cash	4,438
Trade accounts receivable, net	1,551
Inventories, net	2,900
Prepaid expenses and other current assets	1,654
Total current assets	$10,543
Intangible assets	75,000	14 years
Goodwill	41,854
Total assets acquired	$127,397

Current liabilities:
Accounts payable and accrued expenses	$2,044
Total current liabilities	$2,044
Deferred Tax Liability	11,799
Contingent consideration	57,607
Total liabilities assumed	71,450

Net assets acquired	$55,947

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Goodwill

The Company allocated goodwill related to the SIA Acquisition to the TT segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. A key factor that contributes to the recognition of goodwill, and a driver for the Company’s acquisition of SIA, is the attractive growth opportunities presented by the surgical matrix business in the breast reconstruction market. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.

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

As part of the SIA Acquisition, the Company is required to pay to the shareholder of SIA up to $90.0 million for two separate payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the PMA for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone as of December 31, 2022. The company recorded a total of $48.7 million in other liabilities as of March 31, 2023 and $12.5 million in accrued expenses and other current liabilities at March 31, 2023 in the consolidated balance sheet of the company. The change in the fair value of the contingent obligation was primarily as a result of changes in the timing.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The divestiture did not represent a strategic shift that had a major effect on the Company's operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the TWC business to the Company's TT reportable business segment. In connection with the sale, the Company recognized $0.6 million as a gain from the sale of the business in the condensed consolidated statement of operations for the year ended December 31, 2022. The transaction is subject to final working capital adjustments.
In addition to the purchase and sale agreement, the Company also entered into a contract manufacturing agreement with Gentell. Under the terms of the agreement, Gentell received inventory, equipment, and tooling to manufacture certain MediHoney® and TCC-EZ® products on behalf of the Company. On the close date of this transaction, the Company transferred all inventory associated with these products to Gentell and recognized an asset of $11.1 million, as a form of a deposit for the inventory transferred, which based on the expected timing of inventory purchases, was primarily included within prepaid expenses and other current assets in the consolidated balance sheet. This deposit will be utilized by the Company on future orders placed to Gentell for such products. As of March 31, 2023, the Company had a deposit remaining of $7.3 million which is included in prepaid assets and recognized a payable due to Gentell of $0.7 million, which is included in the condensed consolidated balance sheet within accrued expenses and other current liabilities.
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
Significant Estimates
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
Contract Asset and Liability
Revenues recognized from the Company's private label business that are not invoiced to the customers as a result of recognizing revenue over time are recorded as a contract asset included in the prepaid expenses and other current assets account in the consolidated balance sheets.
Other operating revenues may include fees received under service agreements. Non-refundable fees received under multiple-period service agreements are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarized the changes in the contract asset and liability balances for the three months ended March 31, 2023:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2023	$10,122
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(9,765)
Contract asset, net of transferred to trade receivables on contracts during the period	9,713
Contract asset, March 31, 2023	$10,070

Contract Liability
Contract liability, January 1, 2023	$16,127
Recognition of revenue included in beginning of year contract liability	$(2,492)
Contract liability, net of revenue recognized on contracts during the period	2,921
Foreign currency translation	3
Contract liability, March 31, 2023	$16,559
At March 31, 2023, the short-term portion of the contract liability of $7.7 million and the long-term portion of $8.8 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of March 31, 2023, the Company is expected to recognize revenue of approximately 47% of unsatisfied (or partially unsatisfied) performance obligations as revenue within 12 months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Neurosurgery	$192,870	$194,675
Instruments	55,266	52,633
Total Codman Specialty Surgical	248,136	247,308

Wound Reconstruction and Care	100,940	94,630
Private Label	31,770	34,700
Total Tissue Technologies	132,710	129,330
Total revenue	$380,846	$376,638
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	March 31, 2023	December 31, 2022
Finished goods	$178,626	$172,088
Work in process	80,532	70,598
Raw materials	92,117	81,897
Total inventories, net	$351,275	$324,583
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2023 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2022	$656,219	$382,662	$1,038,881
SIA Acquisition Working Capital Adjustment	—	129	129
Foreign currency translation	1,639	957	2,596
Goodwill at March 31, 2023	$657,858	$383,748	$1,041,606

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2023
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,206,748	$(389,297)	$817,451
Customer relationships	12 years	$193,297	$(146,098)	$47,199
Trademarks/brand names	28 years	$97,554	$(35,665)	$61,889
Codman tradename	Indefinite	$167,529	$—	$167,529
Supplier relationships	30 years	$30,211	$(17,415)	$12,796
All other	11 years	$6,024	$(4,129)	$1,895
		$1,701,363	$(592,604)	$1,108,759

	December 31, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,204,325	$(370,968)	$833,357
Customer relationships	12 years	193,081	(144,040)	49,041
Trademarks/brand names	28 years	97,265	(34,674)	62,591
Codman tradename	Indefinite	166,693	—	166,693
Supplier relationships	30 years	30,211	(17,170)	13,041
All other	11 years	5,957	(4,071)	1,886
		$1,697,532	$(570,923)	$1,126,609
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $61.8 million for the remainder of 2023, $81.8 million in 2024, $81.8 million in 2025, $81.6 million in 2026, $79.7 million in 2027, $78.1 million in 2028 and $474.4 million thereafter.
6. DEBT
Amendment to the Seventh Amended and Restated Senior Credit Agreement
On March 24, 2023, the Company entered into the March 2023 Amendment of the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment extended the maturity date to March 24, 2028, amended the contractual repayments of Term loan A, and amended the interest rate from LIBOR to SOFR-indexed interest. The Company continues to have the aggregate principal amount of up to approximately $2.1 billion available to it through the following facilities: (i) a $775.0 million term loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans.
The Company’s maximum consolidated total leverage ratio in the financial covenants (as defined in the Senior Credit Facility) was modified to the following:

Fiscal Quarter	Maximum Consolidated Total Leverage Ratio
March 31, 2023 through December 31, 2024	4.50 to 1.00
March 31, 2025 through June 30, 2026	4.25 to 1.00
September 30, 2026 and the last day of each fiscal quarter thereafter	4.00 to 1.00
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to the following:
i.term SOFR in effect from time to time plus 0.10% plus the applicable rate (ranging from 1.00% to 1.75%), or
ii.the highest of:
1.the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
2.the prime lending rate of Bank of America, N.A. or
3.the one-month Term SOFR plus 1.00%
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness as of such date less cash that is not subject to any restriction on the use or investment thereof to (b) consolidated EBITDA (as defined by the amended Seventh Amended and Restated Credit Agreement (the "Credit Agreement")), for the period of four consecutive fiscal quarters ending on such date).
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company's consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2023, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.
At March 31, 2023 and December 31, 2022 there was no balance outstanding under the revolving portion of the Senior Credit Facility. At March 31, 2023 and December 31, 2022, there was $775.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 6.3% and 5.6%, respectively. As of March 31, 2023 there was no portion of the Term Loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet. As of December 31, 2022, there was $38.1 million of the Term Loan component of the Senior Credit Facility classified as current on the consolidated balance sheets under the prior terms of the agreement.
The fair value of outstanding borrowings of the Senior Credit Facility's Term Loan component at March 31, 2023 was $750.9 million. This fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of March 31, 2023 and December 31, 2022 totaled $1.6 million. There were no amounts drawn as of March 31, 2023.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended March 31, 2023	Principal Repayment
Dollars in thousands
Remainder of 2023	$—
2024	$14,531
2025	$33,906
2026	$38,750
Thereafter	687,813
$775,000
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $35.9 million for remainder of 2023, $38.1 million in 2024, $32.6 million in 2025, $30.0 million in 2026, and $34.5 million thereafter . Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
Any outstanding borrowings on the revolving credit component of the Senior Credit Facility is due on March 24, 2028.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) at any time on or after February 20, 2023; or (4) if specified corporate transactions occur. As of March 31, 2023, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
At March 31, 2023, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at March 31, 2023 was $561.7 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
Securitization Facility
In 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of March 31, 2023, the Company was in compliance with the covenants and none of the termination events had occurred.
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. The May 2021 Amendment does not increase the Company’s total indebtedness.
The Securitization Facility is currently indexed to LIBOR. At March 31, 2023 and December 31, 2022, the Company had $102.5 million and $104.7 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 5.8% and 5.0%, respectively. In April 2023, we amended the facility to replace LIBOR with SOFR-indexed interest. The fair value of the outstanding borrowing of the Securitization Facility at March 31, 2023 was $102.2 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected SOFR-indexed borrowings. In connection with the March 2023 Amendment to the Senior Credit Facility, the Company amended its interest rate from LIBOR to SOFR-indexed interest. In March 2023, the Company entered into a basis swap where the Company receives Term SOFR and pays LIBOR to convert the portfolio of swaps from LIBOR to SOFR.
The Company held the following interest rate swaps as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	March 31, 2023					March 31, 2023
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month Term SOFR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	4,022
1-month Term SOFR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	6,738
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,329
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,539
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,441
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	2,770
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	2,708
1-month Term SOFR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	19,406
1-month Term SOFR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	4,567
Basis Swap (1)	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,842)
	$1,475,000					$42,678
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2022					December 31, 2022
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month USD LIBOR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	5,012
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,380
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,831
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,905
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,970
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,252
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,153
1-month USD LIBOR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	23,742
1-month USD LIBOR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,467
	$1,475,000					$56,712
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
The success of the Company’s hedging anticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activities during periods of currency volatility. In addition, changes in currency exchange rates related to any unhedged transactions may affect earnings and cash flows.
Cross-Currency Rate Swaps
On September 26, 2022, the Company amended the CHF-denominated intercompany loan to extend the termination date to September 2023 and as a result, the Company early terminated the cross-currency swap designated as cash flow hedge of an intercompany loan with aggregate notional amount of 50.0 million. Simultaneously, the Company entered into a cross-currency swap agreement to convert a notional amount of CHF 48.5 million equivalent to 49.1 million of this amended intercompany loan into U.S. dollars. The loss recorded by the Company upon the settlement of the swap was not material for the period.
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
The Company held the following cross-currency rate swaps as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

					March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	373,227	397,137	(3,033)	(4,241)
Receive U.S.$			3.98%		$418,980	445,821

Pay CHF	September 28, 2022	September 29, 2023	1.95%	CHF	48,533	48,532	(4,011)	(3,528)
Receive U.S.$			5.32%		$49,142	49,142

Total							$(7,044)	$(7,769)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2023, and 2022, the Company recorded a loss of $4.9 million and a gain $6.5 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans.
For the three months ended March 31, 2023, and 2022, the Company recorded a gain of $7.5 million and $7.9 million in AOCL, respectively, related to change in fair value of the cross-currency swaps.
For the three months ended March 31, 2023, and 2022, the Company recorded a gain of $1.5 million and $1.8 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCL as of March 31, 2023 within the next twelve months is $0.1 million. As of March 31, 2023, the Company does not expect any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps designated as net investment hedges as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

					March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	51,760	3,989	4,713
Receive U.S.$			2.57%		$60,000	60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	3,932	4,307
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	288,210	(14,711)	(14,663)
Receive U.S.$			1.94%		$300,000	300,000

Total							$(6,790)	$(5,643)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCL. For the three months ended March 31, 2023 and 2022, the Company recorded a loss of $1.1 million and a gain $1.3 million, respectively, in AOCL related to the change in fair value of the cross-currency swaps.
For the three months ended March 31, 2023, and 2022, the Company recorded gains of $2.1 million and $1.3 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCL as of March 31, 2023 within the next twelve months is $10.9 million.
Foreign Currency Forward Contract
The Company has entered into a hedge for forecasted intercompany purchases denominated in foreign currencies through the use of forward contracts designated as cash flow hedges. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in accumulated comprehensive loss. These changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs.
During the first quarter of 2023 the Company entered into Foreign Currency Forward Contracts with a notional amount of $10.8 million to mitigate the risk of foreign currency on intercompany purchases in CHF. During the three months ended March 31, 2023 the Company recorded an immaterial loss in AOCL related to the change in fair value of the Foreign Currency Forward Contracts.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2023	December 31, 2022
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$15,659	$16,682
Cross-currency swap	4,139	4,497
Net Investment Hedges
Cross-currency swap	10,942	11,653
Other assets
Cash Flow Hedges
Interest rate swap(2)	28,861	40,030
Cross-currency swap	—	—
Net Investment Hedges
Cross-currency swap	2,940	3,311
Total derivatives designated as hedges — Assets	$62,541	$76,173

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$762	$—
Cross-currency swap	4,011	3,528
Foreign currency forward contracts	69
Net Investment Hedges
Cross-currency swap	—	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	1,080	—
Cross-currency swap	7,172	8,738
Net Investment Hedges
Cross-currency swap	20,672	20,608
Total derivatives designated as hedges — Liabilities	$33,766	$32,874
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At March 31, 2023 and December 31, 2022, the total notional amounts related to the Company’s interest rate swaps were both $1.5 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2023 and 2022:

Dollars in thousands	Balance in AOCL Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Balance in AOCL End of Quarter	Location in Statements of Operations
Three Months Ended March 31, 2023
Cash Flow Hedges
Interest rate swap	$56,712	$(10,534)	$3,500	$42,678	Interest expense
Cross-currency swap	(20,271)	2,191	(3,504)	(14,576)	Other income, net
Foreign Currency Forward Contract	—	(69)	—	(69)	Cost of Sales
Net Investment Hedges
Cross-currency swap	(6,914)	950	2,096	(8,060)	Interest income
	$29,527	$(7,462)	$2,092	$19,973
Three Months Ended March 31, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$41,675	$(5,213)	$2,932	Interest expense
Cross-currency swap	(9,688)	316	8,331	(17,703)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,312)	1,309	1,320	(2,323)	Interest income
	$(55,956)	$43,300	$4,438	$(17,094)
Derivative Instruments not designated hedges:
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
The following table summarizes the gains (losses) of derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended March 31,
	2023	2022
Foreign currency swaps	55	360
Total	$55	$360
8. STOCK-BASED COMPENSATION
As of March 31, 2023, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Stock Options
As of March 31, 2023, there were approximately $5.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 151,293 stock options granted during the three months ended March 31, 2023. For the three months ended March 31, 2023, the weighted average grant date fair value for stock options granted was $21.58 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of March 31, 2023, there was approximately $48.6 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 346,745 restricted stock awards and 161,218 performance stock awards during the three months ended March 31, 2023. For the three months ended March 31, 2023, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $53.37 and $52.87 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2023 were $0.3 million. The components of the net periodic benefit costs other than the service cost component of $0.5 million for the three months ended March 31, 2023 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2022 were $0.3 million. The components of the net periodic benefit costs other than the service cost component of $0.7 million for the three months ended March 31, 2022 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $36.4 million and $38.1 million as of March 31, 2023 and December 31, 2022, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2023 and December 31, 2022. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $5.0 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of March 31, 2023. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.

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
Total operating lease expense for the three months ended March 31, 2023 and March 31, 2022 was $6.0 million and $4.9 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	March 31, 2023	December 31, 2022
ROU assets	$146,514	$148,284

Current lease liabilities	14,792	14,624
Non-current lease liabilities	156,910	157,420
Total lease liabilities	$171,702	$172,044

Weighted average remaining lease term (in years):
Leased facilities	17.1 years	16.9 years
Leased vehicles	2.0 years	2.0 years

Weighted average discount rate:
Leased facilities	5.4%	5.4%
Leased vehicles	2.8%	2.7%
Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 were as follows:

Dollars in thousands	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,319	$4,696

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,721	$507
Future minimum lease payments under operating leases at March 31, 2023 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2023	$222	$15,870	$16,092
2024	296	21,086	21,382
2025	296	19,753	20,049
2026	296	17,148	17,444
2027	296	16,205	16,501
2028	296	13,951	14,247
Thereafter	246	151,206	151,452
Total minimum lease payments	$1,948	$255,219	$257,167
Less: Imputed interest			85,465
Total lease liabilities			171,702
Less: Current lease liabilities			14,792
Long-term lease liabilities			156,910

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
There were no future minimum lease payments under finance leases at March 31, 2023.
Related Party Leases
The Company leases its manufacturing facility in Plainsboro, New Jersey, from Plainsboro Associates, a New Jersey general partnership. Ocirne, Inc., a subsidiary of Provco Industries, owns a 50% % interest in Plainsboro Associates. Provco Industries is the corporate general partner of Tru St. Partnership LLP, a principal stockholder of the Company. The term of the current lease agreement is through October 31, 2029 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from November 1, 2029 through October 31, 2034 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2034 through October 31, 2039 at the fair market rental rate of the premises.
11. TREASURY STOCK
As of March 31, 2023 and December 31, 2022, there were 8.9 million and 6.8 million shares of treasury stock outstanding with a cost of $481.7 million and $362.9 million, at a weighted average cost per share of $54.01 and $53.18, respectively.
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase ("2023 ASR") and received 2.1 million shares of the Company common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares under the 2023 ASR. The remaining repurchase transactions are expected to be completed in the second quarter of 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act implements a new excise tax of 1% on the net share repurchases made by the company effective for share repurchases performed January 1, 2023, or after. The company accrued $1.2 million regarding the excise tax in Q-1 related to the ASR mentioned above.
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
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended March 31,
	2023	2022
Reported tax rate	18.6%	16.3%
The Company’s effective income tax rates for the three months ended March 31, 2023 and 2022 were 18.6% and 16.3%, respectively. For the three months ended March 31, 2023, the primary driver of the higher tax rate relates to a reduction of excess tax benefits from stock compensation.
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
As of March 31, 2023, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and there is no material cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2023	2022
Basic net income per share:
Net income	$24,226	$32,901
Weighted average common shares outstanding	81,871	83,632

Basic net income per common share	$0.30	$0.39

Diluted net income per share:
Net income	$24,226	$32,901

Weighted average common shares outstanding — Basic	81,871	83,632
Effect of dilutive securities:
Stock options and restricted stock	452	644
Weighted average common shares for diluted earnings per share	82,323	84,276

Diluted net income per common share	$0.29	$0.39
Common stock of approximately 0.3 million and 0.2 million shares at March 31, 2023, and 2022, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Net income	$24,226	$32,901
Foreign currency translation adjustment	4,076	(5,683)
Change in unrealized loss/(gain) on derivatives, net of tax	(7,377)	29,822
Pension liability adjustment, net of tax	103	(9)
Comprehensive income, net	$21,028	$57,031
Changes in accumulated other comprehensive income by component between December 31, 2022 and March 31, 2023 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2023	$22,817	$9,322	$(21,874)	$10,265
Other comprehensive gain (loss)	(5,754)	103	4,076	(1,575)
Less: Amounts reclassified from accumulated other comprehensive income, net	1,623	—	—	1,623
Net current-period other comprehensive gain (loss)	(7,377)	103	4,076	(3,198)
Balance at March 31, 2023	$15,440	$9,425	$(17,798)	$7,067
For the three months ended March 31, 2023, the Company reclassified a gain of $4.3 million and a loss of $2.7 million from accumulated other comprehensive income to other income, net and interest income, respectively.

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
•The TT segment includes such offerings as skin and wound repair, plastics & surgical reconstruction products, bone grafts, and nerve and tendon repair products.
The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Segment Net Sales
Codman Specialty Surgical	$248,136	$247,308
Tissue Technologies	132,710	129,330
Total revenues	$380,846	$376,638
Segment Profit
Codman Specialty Surgical	$110,933	$110,160
Tissue Technologies	52,281	53,893
Segment profit	163,214	164,053
Amortization	(3,108)	(3,894)
Corporate and other	(123,724)	(113,995)
Operating income	$36,382	$46,164
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
United States	$271,002	$263,351
Europe	41,064	43,744
Asia Pacific	50,473	47,717
Rest of World	18,307	21,826
Total Revenues	$380,846	$376,638
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the three month period ended March 31, 2023 and March 31, 2022 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2023 and March 31, 2022 is as follows (in thousands):

Three Months Ended March 31, 2023	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates, Inc. (FN 2)		Location in Financial Statements
	Short-term	Long-term		Long-term	Long-term	Short-term	Long-term
Balance as of January 1, 2023	$2,845	$10,050		$230	$3,700	$—	$57,607
Transfers	—	—		—	—	12,500	(12,500)
Change in fair value of contingent consideration liabilities	1,543	1,756	Research and development	—	(2,200)	—	3,600	Selling, general and administrative
Balance as of March 31, 2023	4,388	11,806		230	1,500	12,500	48,707

Three Months Ended March 31, 2022	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc.		Location in Financial Statements
	Short-term	Long-term		Long-term	Short-term	Long-term
Balance as of January 1, 2022	$3,691	$11,408		$230	$—	$21,800
Transfers	59	(59)		—	4,885	(4,885)
Change in fair value of contingent consideration liabilities	—	(1,065)	Research and development	—	—	300	Selling, general and administrative
Balance as of March 31, 2022	$3,750	$10,284		$230	$4,885	$17,215

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Arkis BioSciences Inc.
As part of the acquisition of Arkis BioSciences Inc. ("Arkis"), the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of March 31, 2023 and March 31, 2022 was $16.2 million and $14.0 million, respectively. The Company recorded $11.8 million and $10.3 million in other liabilities at March 31, 2023 and March 31, 2022, respectively, and $4.4 million and $3.8 million in accrued expenses and other current liabilities at March 31, 2023 and March 31, 2022, respectively, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of March 31, 2023 and March 31, 2022 was $0.2 million.

ACell Inc.
As part of the ACell Acquisition, the Company is required to make payments to the former shareholders of ACell up to $100 million based on the achievement by the Company of certain revenue-based performance milestones in 2023 and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The estimated fair value as of March 31, 2023 was $1.5 million. The Company recorded $1.5 million and $17.2 million in other liabilities at March 31, 2023 and March 31, 2022, respectively, and $4.9 million in accrued expenses and other current liabilities at March 31, 2022 in the consolidated balance sheets of the Company. The change in the fair value of the contingent obligation was primarily as a result of changes in the timing and amount of revenue estimates.

Table of Contents"
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K.

We have made statements in this report that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations and current expectations or forecasts of future results, are forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Our forward-looking statements may include statements related to our growth and growth strategies, developments in the markets for our products and services, financial results, development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, the potential or anticipated direct or indirect impact of the Coronavirus pandemic on our business, results of operations, and/or financial condition, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts.

In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar words and expressions in this report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products and services in our segments; our ability to navigate and mitigate any on-going or future impact associated with economic disruptions, including supply chain constraints and inflation; expected timing for completion of research studies relating to our products; market positioning and performance of our products; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for Food and Drug Administration (“FDA”) in the U.S., as well as for non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs; general economic conditions; and the potential impact of our compliance with governmental regulations and accounting guidance.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, financial condition, and/or cash flows. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022. As forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation” within “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Table of Contents"
GENERAL
Integra, headquartered in Princeton, New Jersey, is a world leader in neurosurgical solutions and regenerative tissue technologies. The Company was founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of its customers and enhance patient care. Integra LifeSciences Holdings Corporation common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.”
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
We have key manufacturing and research facilities located in California, Indiana, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland and Switzerland. We source most of our handheld surgical instruments and sealant products through specialized third-party vendors.

Integra is committed to restoring patients’ lives through transformative technologies and products in the segments in which we compete. Our mission is to innovate treatment pathways to advance patient outcomes and set new standards of care. We refocused our strategies around five pillars, specifically three core growth drivers -- innovating for outcomes, growing internationally, broadening our impact on care pathways – enabled by two key levers: driving operational and customer excellence and cultivating a high-performance culture. These five pillars drive how and where we aim to accelerate in 2023 and in the coming years.

Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio. Additionally, we seek clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. On December 6, 2022, we completed the acquisition of Surgical Innovation Associates, Inc. (“SIA”), which develops, markets and sells DuraSorb, a resorbable synthetic matrix for plastic and reconstructive surgery. This acquisition advances our global strategy in breast reconstruction, expanding plans to access the U.S. market where SIA is pursuing pre-market approval for use in implant-based breast reconstruction ("IBBR"). We also continued to advance the development of pioneering neurosurgical technologies with the expansion of our product offerings. In early 2023, the CUSA® Clarity Bone Tip was launched in U.S., which is used when controlled fragmentation, emulsification and aspiration of bone is necessary. This follows the CUSA® Clarity extended laparoscopic tip, launched in the U.S. in late 2022 to enhance the benefits of ultrasonic ablation to minimally invasive laparoscopic liver surgery.

Growing International. Over the years, we have been significantly expanding our global footprint through investments in our commercial organization, expansion and development of international markets and new product introductions. Several new products were introduced in 2023, including MicroMatrix® and Certas Plus® Programmable Valve which were launched in Europe, and CUSA Clarity Laparoscopic ("Lap") tip which was launched in Australia and New Zealand.

Broadening Impact on Care Pathways. Integra seeks ways to develop products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. Integra is well-established in acute care in the hospital setting and plans to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care.

Driving Operations and Customer Excellence. Integra has been making investments to build more responsive and scalable processes, enhance the reliability of our supply chain, and drive productivity initiatives to further supply and lower costs. Additionally, we continue to invest in technologies, systems and processes to enhance the customer experience. In 2022, certain transactional back-office finance and customer service activities were outsourced to enhance customer quality, build scale for future growth, and capture cost efficiencies.

Cultivating a High-Performance Culture. Creating a culture focused on empowerment and agility and building a diverse and inclusive workplace are cornerstones of our people strategy. These efforts resulted in Integra being named in several best workplace lists globally in 2022. Most recently, Integra China was recognized as a Great Place to Work in Greater China.

Table of Contents"
Additionally, we have been making great strides in advancing our environmental, social and governance ("ESG") agenda to drive sustainability across the organization and recently published our first ESG report in late 2022.
Clinical and Product Development Activities
Integra continues to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions
In 2022, we made progress to several enhancements to our CUSA Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) clearance. In early 2023, we had our commercial launch with initial surgeries successfully completed. We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities.
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
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. In June 2022, we launched the Neutus® EVD system, our first EVD in China. The Neutus EVD system is manufactured in China by Shanghai Haoju Medical Technology Co., Ltd. under an exclusive distribution arrangement. The device is used in the management of CSF and is highly complementary to our Bactiseal® catheter and advanced intercranial pressure monitoring products. In 2021, we launched our CereLink ICP Monitor System in the U.S. and Europe direct markets and continued the global rollout in the first half of 2022. CereLink provides enhanced accuracy, usability and advanced data presentation that provides clinicians with uncompromised, advanced continuous ICP monitoring that until now, has not been available when treating patients with traumatic brain injuries. Refer below to the information appearing in the "FDA Matters" section for additional information on the voluntary recall of the CereLink ICP Monitor System.
Within our TT segment, in 2022, we launched NeuraGen 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and engineered to create an optimized environment for nerve regeneration. In the third quarter of 2021, we filed the PMA application for a specific indication for SurgiMend in the use of post-mastectomy breast reconstruction, for which we hope to obtain FDA approval in 2024. On December 6, 2022, we completed the acquisition of SIA, which develops, markets and sells DuraSorb®, a resorbable synthetic matrix for plastic and reconstructive surgery. This acquisition advances our global strategy in breast reconstruction, expanding plans to access the U.S. market where SIA is pursuing pre-market approval for use in IBBR.

FDA Matters
On August 18, 2022, we, after consultation with the FDA and other regulatory authorities outside of the United States, initiated an immediate voluntary global product removal of all CereLink intracranial pressure monitors as a result of customer reports about monitors whose pressure readings were out of range. We believe that the out-of-range readings are principally caused by electrical interference from the external environment and/or interference from a component on the circuit board of the monitor. These out-of-range readings have occurred at a low incidence rate and at a limited number of sites; however, out of an abundance of caution, we removed all CereLink monitors from the field.

We are continuing our investigation into the matter in order to remedy the observed issue and plans to resume shipment of the CereLink monitors as soon as any such issues have been resolved and required regulatory reviews have been completed. Based on the outlook for returning the product to market and feedback from customers, we recorded a $1.9 million provision for product returns, as a reduction of net revenue, and a $0.8 million rework accrual in cost of goods sold in 2022. In the first quarter of 2023 we recorded an additional $0.8M in provision for product returns as a reduction of net revenue, and no additional rework costs.

Table of Contents"
On March 7, 2019, TEI Biosciences, Inc. ("TEI"), one of our wholly-owned subsidiaries , received a Warning Letter (the “Warning Letter”), dated March 6, 2019, from the FDA. The warning letter related to quality systems issues at TEI's manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the FDA Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to its corrective actions and, since the conclusion of the inspection, we have undertaken significant efforts to remediate the observations and continue to do so. On October 28, 2021 the FDA initiated an inspection of the facility and at the conclusion of the inspection issued a FDA Form 483 on November 12, 2021 (the "2021 Form 483"). We provided an initial response to the inspection observations and will continue to provide responses to the FDA. On March 1, 2023, the FDA commenced an inspection of the facility, and we anticipate that the FDA will issue an FDA Form 483 at the conclusion of this inspection. The Warning Letter and the 2021 FDA Form 483 do not restrict our ability to manufacture or ship products or require the recall of any products, nor do they restrict our ability to seek FDA 510(k) clearance of products. Additionally, premarket approval applications for Class III devices to which the Quality System regulation violations are reasonably related will not be approved until the violations have been corrected. The TEI Boston facility manufactures extracellular bovine matrix products. We cannot give any assurances that the FDA will be satisfied with our response to the Warning Letter or as to the expected date of the resolution of the matters included in the letter. Until the issues cited in the letter are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the TEI Boston facility for the three months ended March 31, 2023 were approximately 4.4% of consolidated revenues.

OPTIMIZATION AND INTEGRATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. These efforts are expected to continue and while we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain. In support of our continued focus on product margins during 2022, we closed a manufacturing facility located in France and transferred production to our existing Switzerland facility. In 2022, we outsourced certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2023 was $24.2 million, or $0.29 per diluted share, as compared to $32.9 million or $0.39 per diluted share for the three months ended March 31, 2022. The decrease in net income for the three months ended March 31, 2023, was primarily driven by impacts from the SIA acquisition, including additional amortization, research and development, and other costs.

Table of Contents"
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Acquisition, divestiture and integration-related charges	$8,776	$574
Structural optimization charges	4,335	6,320
EU medical device regulation	11,404	9,513
Total	$24,515	$16,407
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Cost of goods sold	$6,066	$4,530
Research and development	4,218	4,267
Selling, general and administrative	14,730	8,902
Other income	(499)	(1,292)
Total	$24,515	$16,407
We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, divestiture, integration and restructuring activities, and for which the amounts are non-cash in nature, and for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future.
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Segment Net Sales
Codman Specialty Surgical	$248,136	$247,308
Tissue Technologies	132,710	129,330
Total revenues	$380,846	$376,638
Cost of goods sold	147,975	142,569
Gross margin on total revenues	$232,871	$234,069
Gross margin as a percentage of total revenues	61.1%	62.1%
Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022
Revenues
For the three months ended March 31, 2023, total revenues increased by $4.2 million to $380.8 million from $376.6 million for the same period in 2022, inclusive of a unfavorable foreign currency impact of $7.0 million on revenues, as well as a $4.5 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $1.8 million related to the SIA acquisition. Excluding the impacts of these items, domestic revenues increased by $6.8 million, or 2.6% as compared to the prior year period. International revenues increased by $7.1 million or 6.5% as compared to the prior period. The increase in domestic revenues was primarily driven by strong sales in our TT segment. The increase in international revenues was primarily driven by Advanced Energy.

Table of Contents"

In the CSS segment, revenues were $248.1 million which was an increase of $0.8 million, or 0.3% as compared to the prior-year period, inclusive of a $6.4 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign exchange, Neurosurgery portfolio grew low single digits primarily due to sales in Advanced Energy. Sales in our instruments portfolio increased mid-single digits as compared to the same period in the prior year.
In the TT segment, revenues were $132.7 million which was an increase of $3.4 million, or 2.6% from the prior-year period, inclusive of a $0.6 million unfavorable foreign currency impact on revenue, as well as a $4.5 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $1.8 million related to the SIA acquisition. Excluding the impact of these items, our sales increased mid single digits, driven by strong customer demand and increased burn cases.
Gross Margin
Gross margin was $232.9 million for the three months ended March 31, 2023, a decrease of $1.2 million from $234.1 million for the same period in 2022. Gross margin as a percentage of revenues was 61.1% for the three months ended March 31, 2023 and 62.1% for the same period in 2022. This decrease in gross margin is a result of unfavorable product mix and an increase in manufacturing costs.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2023	2022
Research and development	7.0%	6.4%
Selling, general and administrative	43.8%	42.5%
Intangible asset amortization	0.8%	1.0%
Total operating expenses	51.6%	49.9%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $8.6 million, or 4.6% to $196.5 million in the three months ended March 31, 2023, compared to $187.9 million in the same period in 2022. The increase in operating expenses compared to the prior year is primarily a result of the SIA acquisition combined with increases in selling costs associated with higher revenue.
Research and Development
Research and development expenses for the three months ended March 31, 2023 increased by $2.6 million as compared to the same period in the prior year. This increase in spending resulted from additional spending related to the SIA acquisition, new product development and clinical studies.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended March 31, 2023 increased by $6.7 million as compared to the same period in the prior year driven primarily due to increased selling costs associated with SIA acquisition and costs associated with consulting activities.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended March 31, 2023 was $3.1 million compared to $3.9 million for the same period in the prior year.

Table of Contents"
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Interest income	$4,107	$1,377
Interest expense	(12,100)	(11,655)
Other income, net	1,389	3,429
Total non-operating income and expense	$(6,604)	$(6,849)
Interest Income
Interest income for the three months ended March 31, 2023 increased by $2.7 million as compared to the same period in the prior year due to higher interest rates.
Interest Expense
Interest expense for the three months ended March 31, 2023 decreased by $0.4 million as compared to the same period in the prior year.
Other Income, net
Other income, net for the three months ended March 31, 2023 decreased by $2.0 million compared to the same period in the prior year. The decrease is primarily driven by lower Transition Service Agreement ("TSA") income from the sale of our Extremity orthopedics business, offset by additional TSA income from the sale of our TWC business.
Income Taxes

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Income before income taxes	$29,778	$39,315
Income tax (benefit) expense	5,552	6,414
Effective tax rate	18.6%	16.3%
Our effective income tax rates for the three months ended March 31, 2023 and 2022 were 18.6% and 16.3%, respectively.
For the three months ended March 31, 2023, the primary driver of the higher tax rate relates to a reduction of excess tax benefits from stock compensation.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company's history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which we operate, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. Further, legislation in foreign jurisdictions may be enacted, in response to the base erosion and profit-shifting project begun by the Organization for Economic Cooperation and Development ("OECD"). The OECD recently finalized major reform of the international tax system with respect to implementing a global minimum tax rate. Such changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.

While it is often difficult to predict the outcome or the timing of the resolution of a particular matter with the various federal, state, and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of a particular issue would usually require the use of cash. A favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. Our tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items that we expect to pay in the coming year, which would be classified as current income taxes payable.

Table of Contents"
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
United States	$271,002	$263,351
Europe	41,064	43,744
Asia Pacific	50,473	47,717
Rest of World	18,307	21,826
Total Revenues	$380,846	$376,638
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
Domestic revenues increased by $7.7 million for the three months ended March 31, 2023 compared to the same period last year. European sales decreased by $2.7 million for the three months ended March 31, 2023 compared to the same period last year. Sales to customers in Asia Pacific increased by $2.8 million for the three months ended March 31, 2023. The Rest of World for the three months ended March 31, 2023 decreased by $3.5 million compared to the same period last year. The international revenues were impacted by $7.0 million of unfavorable foreign exchange impact, with the larger impact in Europe. The increase in global revenues, inclusive of a $7.0 million unfavorable foreign exchange impact on revenue, is a result of strong sales in our TT division and our international businesses. Sales in Japan, China, Europe, Canada and our indirect markets continue to drive international growth.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company's working capital as of March 31, 2023 and December 31, 2022 was $747.2 million and $840.6 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $307.4 million and $456.7 million at March 31, 2023 and December 31, 2022 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2023, our non-U.S. subsidiaries held approximately $242.2 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S..
Cash Flows

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Net cash provided by operating activities	$26,156	$44,344
Net cash used in investing activities	(13,704)	(14,067)
Net cash used in financing activities	(162,683)	(133,465)
Effect of exchange rate fluctuations on cash	937	(3,168)
Cash Flows Provided by Operating Activities
Operating cash flows for the three months ended March 31, 2023 decreased by $18.2 million compared to the same period in 2022. Net income after removing the non-cash adjustments decreased for the three months ended March 31, 2023 by approximately $5.3 million as compared to the same period in 2022 primarily due to higher product costs and expenses related to support for key growth initiatives in research and development, selling and marketing areas.

Table of Contents"
The changes in assets and liabilities in the first quarter of 2023, net of business acquisitions, decreased cash flows by $42.6 million, mainly attributable to increases in inventory to support increased sales and decreases in accrued expenses and other current liabilities due to increased payments processed in the quarter.
The changes in assets and liabilities in the first quarter of 2022, net of business acquisitions, decreased cash flows by $29.8 million, primarily due to increases in inventory to support increased sales and decreases in accounts payable, accrued expenses and other current liabilities due to increased payments processed in the quarter.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2023, we paid $13.7 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
During the three months ended March 31, 2022, we paid $9.3 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments as well as the final $4.7 million payment related to the final developmental milestone for Rebound Therapeutics Corporation.
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the three months ended March 31, 2023 related to the repurchase of treasury stock of $150.0 million under the 2023 accelerated share repurchase agreement, repayments of $12.4 million under our Senior Credit Facility and Securitization Facility. We also had $7.6 million in payment of debt issuance costs. In addition, the Company had $5.2 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the three months ended March 31, 2023 were $10.2 million borrowing under our Senior Credit Facility and Securitization Facility and $2.3 million proceeds from the exercise of stock options.
Uses of cash from financing activities in the three months ended March 31, 2022 related to the repurchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement, repayments of $11.8 million under our Senior Credit Facility and Securitization Facility. In addition, we had $9.2 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the three months ended March 31, 2022 were $11.3 million borrowing under our Senior Credit Facility and Securitization Facility and $1.2 million proceeds from the exercise of stock options.
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6. Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a discussion of our Amended and Restated Senior Credit Agreement, the 2025 Notes and Securitization Facility and Note 7, Derivative Instruments, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for discussion of our hedging activities. We are forecasting that sales and earnings for the next twelve months will be sufficient to remain in compliance with our financial covenants under the terms of the March 2023 Amendment to the Senior Credit Facility.
Share Repurchase Plan
On January 26, 2023, we entered into ("the 2023 ASR") and received 2.1 million shares of our common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares under the 2023 ASR. The remaining repurchase transactions are expected to be completed in the second quarter of 2023.
On January 12, 2022, we entered into a $125.0 million accelerated share repurchase ("2022 ASR") and received 1.48 million shares of our common stock at inception of the 2022 ASR, which represented approximately 80% of the expected total shares under the 2022 ASR. On March 24, 2022, the early exercise provision under the 2022 ASR was exercised by 2022 ASR counterparty. Upon settlement of the 2022 ASR on March 24, 2022, we received an additional 0.46 million shares determined using the volume-weighted average price of our common stock during the term of the 2022 ASR.
See Note 11. Treasury Stock, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further details.
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

Table of Contents"
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the three months ended March 31, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on revolving portion and Term Loan component of the Senior Credit Facility, Securitization Facility and Convertible Securities. See Note 6. Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. We also lease some of our manufacturing facilities and office buildings which have future minimum lease payments associated. See Note 10. Leases and Related Party Leases, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a schedule of our future minimum lease payments. Amounts related to our other obligations, including employment agreements and purchase obligations were not material.
The Company has contingent consideration obligation related to prior and current year acquisitions and future pension contribution obligations. See Note 9. Retirement Plans, and Note 16. Commitments and Contingencies, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. The associated obligations are not fixed. We also have a liability for uncertain tax benefits including interest and penalties. We cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have not materially changed.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) to the current period’s condensed consolidated financial statements.

Table of Contents"
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 7. Derivative Instruments, to Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2023 would impact interest income by approximately $3.1 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of March 31, 2023. The total notional amounts related to the Company’s interest rate swaps were $1.5 billion with $775.0 million effective as of March 31, 2023. Based on our outstanding borrowings at March 31, 2023, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.0 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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

Table of Contents"
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, we have and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16, Commitment and Contingencies, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report).
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us during the quarter ended March 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the plans or program

01/01/23 - 01/31/23	2,111,189	$56.68	2,111,189	30,000,000
02/01/23 - 02/28/23	—	—	—	—
03/01/23 - 03/31/23	—	—	—	—
	2,111,189	$56.68	2,111,189	30,000,000
On January 26, 2023, the Company entered into the 2023 ASR and received 2.1 million shares of our common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares under the 2023 ASR. The remaining repurchase transactions are expected to be completed in the second quarter of 2023.
See Note 11, Treasury Stock, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for additional information regarding our share repurchase program and the 2023 ASR.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

Table of Contents"
ITEM 6. EXHIBITS

Exhibits

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

3.1(d)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated December 21, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016)

3.2
Second Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of December 11, 2018 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-k filed on December 12, 2018)

3.3
Third Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of February 21, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023)

10.1
Seventh Amended and Restated Credit Agreement, dated as of March 24, 2023, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2023).

10.2
Ratification Agreement, dated as of March 24, 2023, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2023).

10.3(a)
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Award Agreement – Directors (Incorporated by reference to Exhibit 10.3(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023) #

10.3(b)
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Agreement – Executive Officers (Incorporated by reference to Exhibit 10.3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023) #

10.3(c)
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023) +

10.3(d)
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.3(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023) +

10.3(e)
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Award Agreement – OUS (Incorporated by reference to Exhibit 10.3(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023) +

Table of Contents"

*10.4
Amendment No. 4 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of April 17, 2023, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time

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
†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on April 26, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

Table of Contents"
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	April 26, 2023	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2023	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)