Form 10-Q
period 2023-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2023-07-27
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 26, 2023 was 81,403,831.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue, net	$381,267	$397,815	$762,113	$774,453

Costs and expenses:
Cost of goods sold	174,241	148,404	322,216	290,973
Research and development	26,588	25,589	53,312	49,674
Selling, general and administrative	164,908	160,651	331,565	320,577
Intangible asset amortization	3,026	3,304	6,134	7,198
Total costs and expenses	368,763	337,948	713,227	668,422
Operating income	12,504	59,867	48,886	106,031
Interest income	3,939	1,965	8,046	3,342
Interest expense	(12,464)	(12,236)	(24,564)	(23,891)
Other income (expense), net	(155)	1,979	1,234	5,408
Income before income taxes	3,824	51,575	33,602	90,890
Provision (benefit) for income taxes	(360)	6,787	5,192	13,201
Net income	$4,184	$44,788	$28,410	$77,689

Net income per share
Basic	$0.05	$0.54	$0.35	$0.93
Diluted	$0.05	$0.54	$0.35	$0.93

Weighted average common shares outstanding (See Note 13):
Basic	80,966	83,168	81,418	83,400
Diluted	81,151	83,622	81,739	83,979
Comprehensive income (See Note 14)	1,947	52,598	22,975	$109,630
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$309,192	$456,661
Trade accounts receivable, net of allowances of $4,692 and $4,304	258,663	263,465
Inventories, net	354,293	324,583
Prepaid expenses and other current assets	129,112	116,789
Total current assets	1,051,260	1,161,498
Property, plant and equipment, net	317,571	311,302
Right of use asset - operating leases	148,651	148,284
Intangible assets, net	1,093,596	1,126,609
Goodwill	1,043,273	1,038,881
Deferred tax assets, net	56,050	45,994
Other assets	67,200	57,190
Total assets	$3,777,601	$3,889,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$4,844	$38,125
Current portion of borrowings under securitization facility	90,800	—
Current portion of lease liability - operating leases	14,618	14,624
Accounts payable, trade	99,766	102,100
Contract liabilities	8,275	7,253
Accrued compensation	64,645	78,771
Accrued expenses and other current liabilities	94,548	80,033
Total current liabilities	377,496	320,906
Long-term borrowings under senior credit facility	764,616	733,149
Long-term borrowings under securitization facility	—	104,700
Long-term convertible securities	568,798	567,341
Lease liability - operating leases	159,538	157,420
Deferred tax liabilities	70,653	63,338
Other liabilities	153,340	138,501
Total liabilities	2,094,441	2,085,355
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 90,881 and 90,477 issued at June 30, 2023 and December 31, 2022, respectively	909	905
Additional paid-in capital	1,283,675	1,276,977
Treasury stock, at cost; 9,527 shares and 6,823 shares at June 30, 2023 and December 31, 2022, respectively	(513,782)	(362,862)
Accumulated other comprehensive income	4,830	10,265
Retained earnings	907,528	879,118
Total stockholders’ equity	1,683,160	1,804,403
Total liabilities and stockholders’ equity	$3,777,601	$3,889,758
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$28,410	$77,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,969	59,336
Deferred income tax provision	1,726	7,542
Share-based compensation	8,891	13,027
Amortization of debt issuance costs and expenses associated with debt refinancing	3,314	3,392
Non-cash lease expense	1,751	1,393
Loss (gain) on disposal of property and equipment	(104)	732
Change in fair value of contingent consideration and others	6,081	(5,799)
Changes in assets and liabilities:
Accounts receivable	4,826	(9,632)
Inventories	(27,555)	(17,576)
Prepaid expenses and other current assets	(10,512)	(4,120)
Other non-current assets	(8,184)	6,738
Accounts payable, accrued expenses and other current liabilities	(15,899)	(14,556)
Contract liabilities	724	774
Other non-current liabilities	(1,003)	(8,118)
Net cash provided by operating activities	54,435	110,822
INVESTING ACTIVITIES:
Purchases of property and equipment	(29,252)	(18,732)
Acquired in-process research and development milestone	—	(4,742)
Net proceeds from swaps designated as net investment hedges	—	4,909
Net cash used in investing activities	(29,252)	(18,565)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	15,200	23,000
Payments on debt	(29,100)	(23,000)
Payment of debt issuance costs	(7,578)	—
Purchases of treasury stock	(150,000)	(125,000)
Proceeds from exercised stock options	3,437	1,592
Cash taxes paid in net equity settlement	(5,335)	(23,204)
Net cash used in financing activities	(173,376)	(146,612)
Effect of exchange rate changes on cash and cash equivalents	724	(11,941)
Net decrease in cash and cash equivalents	(147,469)	(66,296)
Cash and cash equivalents at beginning of period	456,661	513,448
Cash and cash equivalents at end of period	$309,192	$447,152
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	90,476	$905	(6,823)	$(362,862)	$1,276,977	$10,265	$879,118	$1,804,403
Net income	—	—	—	—	—	—	24,226	24,226
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,198)	—	(3,198)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	316	1	16	846	(4,858)	—	—	(4,011)
Share-based compensation	—	2	—	—	3,609	—	—	3,611
Accelerated shares repurchased	—	$—	(2,111)	(119,662)	(31,538)	$—	—	(151,200)
Balance, March 31, 2023	90,813	$908	(8,918)	$(481,678)	$1,245,297	$7,067	$903,344	$1,674,938
Net income	—	—	—	—	—	—	4,184	4,184
Other comprehensive loss, net of tax	—	—	—	—	—	(2,237)	—	(2,237)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	68	1	—	21	985	—	—	1,007
Share-based compensation	—	—	—	—	5,268	—	—	5,268
Accelerated shares repurchased	—	$—	(609)	(32,125)	32,125	$—	$—	—
Balance, June 30, 2023	90,881	$909	(9,527)	$(513,782)	$1,283,675	$4,830	$907,528	$1,683,160

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	32,901	32,901
Other comprehensive income (loss), net of tax	—	—	—	—	—	24,130	—	24,130
Issuance of common stock through employee stock purchase plan	17	—	—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	339	4	14	714	(9,758)	—	—	(9,040)
Share-based compensation	—	—	—	—	6,324	—	—	6,324
Accelerated shares repurchased	—	—	(1,938)	(129,152)	4,152	—	—	(125,000)
Balance, March 31, 2022	89,956	$900	(6,823)	$(362,886)	$1,266,739	$(21,025)	$731,469	$1,615,197
Net income	—	—	—	—	—	—	44,788	44,788
Other comprehensive loss, net of tax	—	—	—	—	—	7,810	—	7,810
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	378	3	—	6	(13,655)	—	—	(13,646)
Share-based compensation	—	—	—	—	6,768	—	—	6,768
Balance, June 30, 2022	90,334	$903	(6,823)	$(362,880)	$1,259,852	$(13,215)	$776,257	$1,660,917
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
In the opinion of management, the June 30, 2023 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders' equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The December 31, 2022 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire year.
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

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied through December 31, 2024. The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the use of the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to LIBOR. On March 24, 2023, the Company entered into the seventh amendment and restatement (the "March 2023 Amendment") of its Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. In connection with the March 2023, Amendment the Company replaced all LIBOR-based contracts with SOFR, which is calculated based on overnight transactions under repurchase agreements backed by Treasury securities. In addition, on April 17, 2023 the company entered into an amendment (the "April 2023 Amendment") of the Securitization Facility and amended the interest rate from LIBOR to SOFR indexed rate. (See Note 6). In March 2023, the Company entered into a basis swap where the Company receives Term SOFR and pays LIBOR to convert the portfolio of interest rate swaps from LIBOR to SOFR. Integra has elected to adopt the optional expedient under ASC 848, which will allow the interest rate swap hedging relationship to continue, without de-designation, due to the change in the indexed rate from LIBOR to SOFR.
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Preliminary Valuation	Weighted Average Life
Current assets:
Cash	4,438
Trade accounts receivable, net	1,551
Inventories, net	2,900
Prepaid expenses and other current assets	1,654
Total current assets	$10,543
Intangible assets	75,000	14 years
Goodwill	41,380
Total assets acquired	$126,923

Current liabilities:
Accounts payable and accrued expenses	$2,044
Total current liabilities	$2,044
Deferred Tax Liability	11,325
Contingent consideration	57,607
Total liabilities assumed	70,976

Net assets acquired	$55,947

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

As part of the SIA Acquisition, the Company is required to pay to the shareholder of SIA up to $90.0 million for two separate payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the PMA for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone as of December 31, 2022. The company recorded a total of $50.1 million in other liabilities as of June 30, 2023 and $12.7 million in accrued expenses and other current liabilities at June 30, 2023 in the consolidated balance sheet of the company.

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
In addition to the purchase and sale agreement, the Company also entered into a contract manufacturing agreement with Gentell. Under the terms of the agreement, Gentell received inventory, equipment, and tooling to manufacture certain MediHoney® and TCC-EZ® products on behalf of the Company. On the close date of this transaction, the Company transferred all inventory associated with these products to Gentell and recognized an asset of $11.1 million, as a form of a deposit for the inventory transferred, which based on the expected timing of inventory purchases, was primarily included within prepaid expenses and other current assets in the consolidated balance sheet. This deposit will be utilized by the Company on future orders placed to Gentell for such products. As of June 30, 2023, the Company had a deposit remaining of $6.2 million which is included in prepaid assets and recognized a payable due to Gentell of $0.6 million, which is included in the condensed consolidated balance sheet within accrued expenses and other current liabilities.

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
In the second quarter of 2023, due to the voluntary recall of Primatrix®, Surgimend®, Revize™, and TissueMend™, the Company recorded a $12.9 million provision for product returns, as a reduction of net revenue. Of this amount, $0.7 million was paid out in Q2.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarized the changes in the contract asset and liability balances for the six months ended June 30, 2023:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2023	$10,122
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(7,743)
Written off from beginning of the year contract asset due to Boston recall	(2,379)
Contract asset, net of transferred to trade receivables on contracts during the period	9,639
Contract asset, June 30, 2023	$9,639

Contract Liability
Contract liability, January 1, 2023	$16,127
Recognition of revenue included in beginning of year contract liability	$(5,487)
Contract liability, net of revenue recognized on contracts during the period	6,172
Foreign currency translation	(15)
Contract liability, June 30, 2023	$16,797
At June 30, 2023, the short-term portion of the contract liability of $8.3 million and the long-term portion of $8.5 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of June 30, 2023, the Company is expected to recognize revenue of approximately 49% of unsatisfied (or partially unsatisfied) performance obligations as revenue within 12 months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Neurosurgery	$205,803	$200,295	$398,673	$394,970
Instruments	65,227	57,568	120,493	110,201
Total Codman Specialty Surgical	271,030	257,863	519,166	505,171

Wound Reconstruction and Care	91,118	104,894	192,058	199,524
Private Label	19,119	35,058	50,889	69,758
Total Tissue Technologies	110,237	139,952	242,947	269,282
Total revenue	$381,267	$397,815	$762,113	$774,453
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	June 30, 2023	December 31, 2022
Finished goods	$174,603	$172,088
Work in process	79,263	70,598
Raw materials	100,427	81,897
Total inventories, net	$354,293	$324,583
Boston Recall
In the second quarter of 2023, due to the voluntary recall of Primatrix®, Surgimend®, Revize™, and TissueMend™, the Company recorded a $24.1 million write off of inventory that was no longer able to be sold.
Subsequent Event
On July 24, 2023, a severe tornado struck the Lelocle, Switzerland area (the “Lelocle Tornado”) causing significant damage to certain inventory held at one of the Company’s storage facilities. There wasn’t any damage to Integra’s manufacturing facility in Switzerland. The extent of damage to the facility is being assessed, however, the Company believes the inventory write-off will not exceed $8 million. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company is in the process of reviewing these coverages with its insurance carriers. The Company believes there will be a recovery under its insurance policies, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2023 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2022	$656,219	$382,662	$1,038,881
SIA Acquisition Working Capital Adjustment	—	(382)	(382)
Foreign currency translation	3,015	1,759	4,774
Goodwill at June 30, 2023	$659,234	$384,039	$1,043,273
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative analysis. In the second quarter of 2023, due to the voluntary recall of Primatrix®, Surgimend®, Revize™, and TissueMend™ as well as the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
associated drop in the Company's stock price in Q2, the Company elected to perform a quantitative analysis for its Tissue Technologies reporting unit.
The quantitative test estimates the fair value of the reporting unit using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. The quantitative test utilized a long-term growth rate of 2% and a discount rate of 10%. The Company determined, after performing the quantitative analysis, that the fair value of the goodwill of the reporting unit was not less than the carrying amount, with more than 20% headroom.
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2023
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,211,660	$(408,428)	$803,232
Customer relationships	12 years	$193,550	$(148,103)	$45,447
Trademarks/brand names	28 years	$97,950	$(36,700)	$61,250
Codman tradename	Indefinite	$169,279	$—	$169,279
Supplier relationships	30 years	$30,211	$(17,659)	$12,552
All other	11 years	$6,064	$(4,228)	$1,836
		$1,708,714	$(615,118)	$1,093,596

	December 31, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,204,325	$(370,968)	$833,357
Customer relationships	12 years	193,081	(144,040)	49,041
Trademarks/brand names	28 years	97,265	(34,674)	62,591
Codman tradename	Indefinite	166,693	—	166,693
Supplier relationships	30 years	30,211	(17,170)	13,041
All other	11 years	5,957	(4,071)	1,886
		$1,697,532	$(570,923)	$1,126,609
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $41.4 million for the remainder of 2023, $82.2 million in 2024, $82.2 million in 2025, $82.0 million in 2026, $80.0 million in 2027, $78.5 million in 2028 and $477.1 million thereafter.
The Company periodically performs testing for impairment on certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of 2023, due to the voluntary recall of Primatrix®, Surgimend®, Revize™, and TissueMend™, the Company elected to perform impairment testing on certain definite lived intangibles.
The impairment testing estimates the fair value of the intangibles using an undiscounted cash flow model. The Company determined, after performing the impairment testing, that the fair value of the intangibles was not less that the carrying amount.
6. DEBT
Amendment to the Seventh Amended and Restated Senior Credit Agreement
On March 24, 2023, the Company entered into the seventh amendment and restatement (the "March 2023 Amendment") of the Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment extended the maturity date to March 24, 2028, amended the contractual repayments of Term loan A, and amended the interest rate from LIBOR to SOFR-indexed interest. The Company continues to have the aggregate principal amount of up to approximately $2.1 billion available to it through the following facilities: (i) a $775.0 million term loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans.

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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2023, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.
At June 30, 2023 and December 31, 2022 there was no balance outstanding under the revolving portion of the Senior Credit Facility. At June 30, 2023 and December 31, 2022, there was $775.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 6.6% and 5.6%, respectively. The liability related to the Senior Credit Facility shown on the balance sheet at June 30, 2023 and December 31, 2022 is reflected net of $5.5 million and $3.7 million, respectively, in deferred financing costs. As of June 30, 2023 and December 31, 2022 there was $4.8 million and $38.1 million of the Term Loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet, respectively.
The fair value of outstanding borrowings of the Senior Credit Facility's Term Loan component at June 30, 2023 was $759.3 million. This fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of June 30, 2023 and December 31, 2022 totaled $1.7 million and $1.6 million, respectively. There were no amounts drawn as of June 30, 2023.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Quarter Ended June 30, 2023	Principal Repayment
Dollars in thousands
Remainder of 2023	$—
2024	$14,531
2025	$33,906
2026	$38,750
Thereafter	687,813
$775,000
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $25.5 million for remainder of 2023, $50.5 million in 2024, $48.7 million in 2025, $46.2 million in 2026, and $52.8 million thereafter . Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) if the Company calls the notes for optional redemption as defined in the indenture; or (4) if specified corporate transactions occur. As of June 30, 2023, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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
At June 30, 2023, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at June 30, 2023 was $524.6 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quotes. The level of the 2025 Notes is considered as Level 1.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Securitization Facility
In 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2023, the Company was in compliance with the covenants and none of the termination events had occurred.
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. In addition, on April 17, 2023 the company entered into an amendment (the "April 2023 Amendment") of the Securitization Facility and amended the interest rate from LIBOR to SOFR indexed rate. The April 2023 Amendment and the May 2021 Amendment does not increase the Company’s total indebtedness.
The Securitization Facility is currently indexed to SOFR. At June 30, 2023 and December 31, 2022, the Company had $90.8 million and $104.7 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 6.3% and 5.0%, respectively. At June 30, 2023, the total amount outstanding under the Securitization Facility is classified as current on the consolidated balance sheet as the total amount is due on May 28, 2024.
The fair value of the outstanding borrowing of the Securitization Facility at June 30, 2023 was $90.6 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
The Company held the following interest rate swaps as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	June 30, 2023					June 30, 2023
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month Term SOFR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	4,259
1-month Term SOFR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,200
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	2,320
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	2,364
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	2,334
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,844
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,841
1-month Term SOFR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	24,174
1-month Term SOFR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,502
Basis Swap (1)	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,937)
	$1,475,000					$56,901
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2022					December 31, 2022
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month USD LIBOR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	5,012
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,380
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,831
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,905
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,970
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,252
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,153
1-month USD LIBOR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	23,742
1-month USD LIBOR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,467
	$1,475,000					$56,712
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
The Company held the following cross-currency rate swaps as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

					June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	377,591	374,137	(16,217)	(4,241)
Receive U.S.$			3.98%		$418,066	420,001

Pay CHF	September 28, 2022	September 29, 2023	1.95%	CHF	48,532	48,532	(5,131)	(3,528)
Receive U.S.$			5.32%		$49,142	49,142

Total							$(21,348)	$(7,769)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2023 the Company recorded losses of $8.5 million and $12.0 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans. For the three and six months ended June 30, 2022, the Company recorded gains of $19.3 million and $25.8 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gain or losses recognized on the intercompany loans.
For the three and six months ended June 30, 2023, the Company recorded losses of $12.9 million and $10.7 million in AOCI, respectively, related to change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2022, the Company recorded a loss of $21.1 million and a gain of $21.5 million in AOCI, respectively, related to change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2023, the Company recorded gains of $1.4 million and $2.9 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2022, the Company recorded gains of $2.0 million and $3.8 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated loss that is expected to be reclassified to other income (expense), net from AOCI as of June 30, 2023 within the next twelve months is $2.0 million. As of June 30, 2023, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

					June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	51,760	51,760	3,612	4,713
Receive U.S.$			2.57%		$60,000	60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	3,272	4,307
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	288,210	(26,854)	(14,663)
Receive U.S.$			1.94%		$300,000	300,000

Total							$(19,970)	$(5,643)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2023, the Company recorded losses of $11.1 million and $10.1 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2022, the Company recorded gains of $10.8 million and $12.1 million in AOCI, respectively, related to change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2023, the Company recorded gains of $2.1 million and $4.2 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2022, the Company recorded gains of $1.0 million and $2.3 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2023 within the next twelve months is $10.6 million.
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
During the first half of 2023, the Company entered into Foreign Currency Forward Contracts to mitigate the risk of foreign currency on intercompany purchases in CHF. These contracts typically settle at various dates within twelve months of execution. As of June 30, 2023 the notional amount of Foreign Currency Forward Contracts was $12.6 million. During the three and six months ended June 30, 2023 the Company recorded gains of $0.3 million and $0.2 million, respectively in AOCI related to the change in fair value of the Foreign Currency Forward Contracts.
For the three and six months ended June 30, 2023 the company recorded a gain of $0.4 million in cost of goods sold included in the consolidated statements of operations related to the Foreign Currency Forward Contracts.
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
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2023	December 31, 2022
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$20,200	$16,682
Cross-currency swap	3,148	4,497
Net Investment Hedges
Cross-currency swap	10,552	11,653
Other assets
Cash Flow Hedges
Interest rate swap(2)	38,638	40,030
Cross-currency swap	—	—
Net Investment Hedges
Cross-currency swap	2,278	3,311
Total derivatives designated as hedges — Assets	$74,816	$76,173

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$675	$—
Cross-currency swap	5,131	3,528
Foreign currency forward contracts	123
Net Investment Hedges
Cross-currency swap	—	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	1,262	—
Cross-currency swap	19,365	8,738
Net Investment Hedges
Cross-currency swap	32,799	20,608
Total derivatives designated as hedges — Liabilities	$59,355	$32,874
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At June 30, 2023 and December 31, 2022, the total notional amounts related to the Company’s interest rate swaps were both $1.5 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2023 and 2022:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended June 30, 2023
Cash Flow Hedges
Interest rate swap	$42,678	$18,694	$4,471	$56,901	Interest expense
Cross-currency swap	(14,576)	(12,873)	(8,524)	(18,925)	Other income, net
Foreign Currency Forward Contract	(69)	304	358	(123)	Cost of Sales
Net Investment Hedges
Cross-currency swap	(8,060)	(11,067)	2,112	(21,239)	Interest income
	$19,973	$(4,942)	$(1,583)	$16,614
Three Months Ended June 30, 2022
Cash Flow Hedges
Interest rate swap	$2,932	$20,116	$(3,891)	$26,939	Interest expense
Cross-currency swap	(17,703)	21,136	21,268	(17,835)	Other income, net
Net Investment Hedges
Cross-currency swap	(2,332)	10,816	978	7,506	Interest income
	$(17,103)	$52,068	$18,355	$16,610

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Six Months Ended June 30, 2023
Cash Flow Hedges
Interest rate swap	$56,712	$8,160	$7,971	$56,901	Interest expense
Cross-currency swap	(20,271)	(10,682)	(12,028)	(18,925)	Other income (expense),net
Foreign Currency Forward Contract	—	235	358	(123)
Net Investment Hedges
Cross-currency swap	(6,914)	(10,117)	4,208	(21,239)	Interest income
	$29,527	$(12,404)	$509	$16,614
Six Months Ended June 30, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$61,790	$(9,105)	$26,939	Interest expense
Cross-currency swap	(9,688)	21,452	29,599	(17,835)	Other income (expense), net
Net Investment Hedges
Cross-currency swap	(2,321)	12,125	2,298	7,506	Interest income
	$(55,965)	$95,367	$22,792	$16,610
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the gains (losses) of derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency swaps	588	460	643	820
Total	$588	$460	$643	$820
8. STOCK-BASED COMPENSATION
As of June 30, 2023, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).
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
Stock Options
As of June 30, 2023, there were approximately $5.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 151,293 stock options granted during the six months ended June 30, 2023. For the six months ended June 30, 2023, the weighted average grant date fair value for stock options granted was $21.58 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2023, there was approximately $43.3 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 397,664 restricted stock awards and 161,218 performance stock awards during the six months ended June 30, 2023. For the six months ended June 30, 2023, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $52.92 and $52.87 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2023 were $0.3 million and $0.6 million. The components of the net periodic benefit costs other than the service cost component of $0.5 million and $1.1 million for the three and six months ended June 30, 2023 are included in other income, net in the consolidated statements of operations.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The estimated fair values of plan assets were $38.0 million and $38.1 million as of June 30, 2023 and December 31, 2022, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2023 and December 31, 2022. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $5.4 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2023. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the six months ended June 30, 2023 and June 30, 2022 was $11.8 million and $10.2 million respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	June 30, 2023	December 31, 2022
ROU assets	$148,651	$148,284

Current lease liabilities	14,618	14,624
Non-current lease liabilities	159,538	157,420
Total lease liabilities	$174,156	$172,044

Weighted average remaining lease term (in years):
Leased facilities	16.9 years	16.9 years
Leased vehicles	2.0 years	2.0 years

Weighted average discount rate:
Leased facilities	5.4%	5.4%
Leased vehicles	2.7%	2.7%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 were as follows:

Dollars in thousands	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,505	$8,798

ROU assets obtained in exchange for lease liabilities:
Operating leases	$7,582	$64,489
Future minimum lease payments under operating leases at June 30, 2023 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2023	$148	$10,697	$10,845
2024	296	21,099	21,395
2025	296	19,859	20,155
2026	296	17,128	17,424
2027	296	16,849	17,145
2028	296	14,636	14,932
Thereafter	246	160,238	160,484
Total minimum lease payments	$1,874	$260,506	$262,380
Less: Imputed interest			88,224
Total lease liabilities			174,156
Less: Current lease liabilities			14,618
Long-term lease liabilities			159,538
There were no future minimum lease payments under finance leases at June 30, 2023.
Related Party Leases
The Company leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a principal stockholder of the Company. The term of the current lease agreement is through October 31, 2029 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from November 1, 2029 through October 31, 2034 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2034 through October 31, 2039 at the fair market rental rate of the premises.
11. TREASURY STOCK
As of June 30, 2023 and December 31, 2022, there were 9.5 million and 6.8 million shares of treasury stock outstanding with a cost of $513.8 million and $362.9 million, at a weighted average cost per share of $53.93 and $53.18, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase ("2023 ASR") and received 2.1 million shares of the Company common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares under the 2023 ASR. The settlement of the ASR agreement was completed in two separate transactions on April 26, 2023 and May 4, 2023, where the Company received an additional 0.30 million and 0.31 million shares respectively, determined using the volume-weighted average price of the Company's common stock during the term of the 2023 ASR.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act implements a new excise tax of 1% on the net share repurchases made by the Company effective for share repurchases performed January 1, 2023, or after. The Company accrued $1.2 million regarding the excise tax the first half of 2023 related to the ASR mentioned above.
On April 26, 2022, the Board of Directors authorized the Company to repurchase up to $225 million of the Company’s common stock. On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program, replacing the existing $225 million program authorized in April 2022, and of which $75 million remained authorized at the time of its replacement. The program authorized in July 2023 allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
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
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reported tax rate	(9.4)%	13.2%	15.5%	14.5%
The Company’s effective income tax rates for the three months ended June 30, 2023 and 2022 were (9.4)% and 13.2%, respectively. For the three months ended June 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income and a $1.1 million benefit associated with the Federal R&D credit.
The Company’s effective income tax rates for the six months ended June 30, 2023 and 2022 were 15.5% and 14.5%, respectively. For the six months ended June 30, 2023, the primary drivers of the tax rate relate to a reduction to book income and a $1.1 million benefit associated with the Federal R&D credit. The lower rate from the six months ended June 30, 2022 was primarily due to a $5.7 million benefit related to excess tax benefits from stock compensation.
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
As of June 30, 2023, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and there is no material cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Basic net income per share:
Net income	$4,184	$44,788	$28,410	$77,689
Weighted average common shares outstanding	80,966	83,168	81,418	83,400

Basic net income per common share	$0.05	$0.54	$0.35	$0.93

Diluted net income per share:
Net income	$4,184	$44,788	$28,410	$77,689

Weighted average common shares outstanding — Basic	80,966	83,168	81,418	83,400
Effect of dilutive securities:
Stock options and restricted stock	185	454	321	579
Weighted average common shares for diluted earnings per share	81,151	83,622	81,739	83,979

Diluted net income per common share	$0.05	$0.54	$0.35	$0.93
Common stock of approximately 0.6 million and 0.2 million shares at June 30, 2023, and 2022, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income for the six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Net income	$4,184	$44,788	$28,410	$77,689
Foreign currency translation adjustment	133	(18,067)	4,209	(23,749)
Change in unrealized loss/(gain) on derivatives, net of tax	(2,601)	25,922	(9,978)	55,744
Pension liability adjustment, net of tax	231	(45)	334	(54)
Comprehensive income, net	$1,947	$52,598	$22,975	$109,630
Changes in accumulated other comprehensive income by component between December 31, 2022 and June 30, 2023 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2023	$22,817	$9,322	$(21,874)	$10,265
Other comprehensive gain (loss)	(9,565)	334	4,209	(5,022)
Less: Amounts reclassified from accumulated other comprehensive income, net	413	—	—	413
Net current-period other comprehensive gain (loss)	(9,978)	334	4,209	(5,435)
Balance at June 30, 2023	$12,839	$9,656	$(17,665)	$4,830
For the six months ended June 30, 2023, the Company reclassified a gain of $9.4 million and a loss of $9.0 million from accumulated other comprehensive income to other income, net and interest income, respectively.

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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Segment Net Sales
Codman Specialty Surgical	$271,030	$257,863	$519,166	$505,171
Tissue Technologies	110,237	139,952	242,947	269,282
Total revenues	$381,267	$397,815	$762,113	$774,453
Segment Profit
Codman Specialty Surgical	$116,341	$92,196	$227,274	$202,356
Tissue Technologies	8,062	61,626	60,343	115,519
Segment profit	124,403	153,822	287,617	317,875
Amortization	(3,026)	(3,304)	(6,134)	(7,198)
Corporate and other	(108,873)	(90,651)	(232,597)	(204,646)
Operating income	$12,504	$59,867	$48,886	$106,031
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
United States	$276,782	$287,347	$547,784	$550,698
Europe	37,452	46,862	78,516	90,606
Asia Pacific	47,706	43,365	98,179	91,082
Rest of World	19,327	20,241	37,634	42,067
Total Revenues	$381,267	$397,815	$762,113	$774,453
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the six month period ended June 30, 2023 and June 30, 2022 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2023 and June 30, 2022 is as follows (in thousands):

Six Months Ended June 30, 2023	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates, Inc. (FN 2)		Location in Financial Statements
	Short-term	Long-term		Long-term	Long-term	Short-term	Long-term
Balance as of January 1, 2023	$2,845	$10,050		$230	$3,700	$—	$57,607
Transfers	—	—		—	—	12,500	(12,500)
Change in fair value of contingent consideration liabilities	1,544	1,537	Research and development	—	(2,200)	200	5,000	Selling, general and administrative
Balance as of June 30, 2023	4,389	11,587		230	1,500	12,700	50,107

Six Months Ended June 30, 2022	Contingent Consideration Liability Related to Acquisition of:
	Arkis		Location in Financial Statements	Derma Sciences	ACell Inc.		Location in Financial Statements
	Short-term	Long-term		Long-term	Short-term	Long-term
Balance as of January 1, 2022	$3,691	$11,408		$230	$—	$21,800
Transfers	—	—		—	4,885	(4,885)
Change in fair value of contingent consideration liabilities	(155)	(1,978)	Research and development	—	(4,885)	1,219	Selling, general and administrative
Balance as of June 30, 2022	$3,536	$9,430		$230	$—	$18,134

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Arkis BioSciences Inc.
As part of the acquisition of Arkis BioSciences Inc. ("Arkis"), the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. The estimated fair value as of June 30, 2023 and June 30, 2022 was $16.0 million and $13.0 million, respectively. The Company recorded $11.6 million and $9.4 million in other liabilities at June 30, 2023 and June 30, 2022, respectively, and $4.4 million and $3.5 million in accrued expenses and other current liabilities at June 30, 2023 and June 30, 2022, respectively, in the consolidated balance sheet of the Company.
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD and the intellectual property related to Medihoney products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million. The estimated fair value as of June 30, 2023 and June 30, 2022 was $0.2 million.

ACell Inc.
As part of the ACell Acquisition, the Company is required to make payments to the former shareholders of ACell up to $100 million based on the achievement by the Company of certain revenue-based performance milestones in 2023 and 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The estimated fair value as of June 30, 2023 was $1.5 million. The Company recorded $1.5 million and $18.1 million in other liabilities at June 30, 2023 and June 30, 2022, respectively, and $0.0 million in accrued expenses and other current liabilities at June 30, 2022 in the consolidated balance sheets of the Company. The change in the fair value of the contingent obligation was primarily as a result of changes in the timing and amount of revenue estimates.

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
In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar words and expressions in this report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products and services in our segments; our ability to navigate and mitigate any on-going or future impact associated with economic disruptions, including supply chain constraints and inflation; expected timing for completion of research studies relating to our products; market positioning and performance of our products; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for Food and Drug Administration (“FDA”) in the U.S., as well as for non-U.S. regulatory approval of new products; statements regarding the issues causing the voluntary removal of the Company’s CereLink ICP Monitor System and the Company’s voluntary recall of all products manufactured at its Boston facility; the potential effects of the process deviations identified at the Boston facility; the anticipated impact of the voluntary removal and recall and manufacturing stoppage on the Company’s business; the Company’s ability to address in a timely manner the product-related issues discussed herein and re-initiate sales of Cerelink and resume manufacturing activities at its Boston facility; our future financial performance; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs; general economic conditions; and the potential impact of our compliance with governmental regulations and accounting guidance.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, financial condition, and/or cash flows. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022. As forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. One must carefully consider forward-looking statements and understand that such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Compliance” within “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Table of Contents"
GENERAL
Integra is a global leader in regenerative tissue technologies and neurological solutions dedicated to limiting uncertainty for clinicians so they can focus on providing the best patient care. Founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue, Integra LifeSciences Holdings Corporation common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
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
Integra is committed to restoring patients’ lives through technologies and products that transform surgical, neurologic and regenerative care. Our mission is to innovate treatment pathways to advance patient outcomes and set new standards of care. In connection with the completion of our strategic refresh, we refocused our strategies around five pillars. Of these five pillars, we have identified three core growth drivers, innovating for outcomes, growing internationally, and broadening our impact on care pathways, which are enabled by two key levers, driving operational and customer excellence and cultivating a high-performance culture. As outlined in greater detail below, we believe these five pillars will enable us to realize and advance our integrated growth strategy:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio. Additionally, we seek clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. On December 6, 2022, we completed the acquisition of Surgical Innovation Associates, Inc. (“SIA”), which develops, markets and sells DuraSorb, a resorbable synthetic matrix for plastic and reconstructive surgery. This acquisition advances our global strategy in breast reconstruction, expanding plans to access the U.S. market where SIA is pursuing pre-market approval for use in implant-based breast reconstruction ("IBBR"). As part of our commitment to implant-based breast reconstruction strategy and innovating new treatment pathways, in June 2023 we completed enrollment in the DuraSorb U.S. investigational device exemption (IDE) clinical study for two-stage breast reconstruction. We also continued to advance the development of pioneering neurosurgical technologies with the expansion of our product offerings. In early 2023, the CUSA® Clarity Bone Tip was launched in U.S., which is used when controlled fragmentation, emulsification and aspiration of bone is necessary. This follows the CUSA® Clarity extended laparoscopic tip, launched in the U.S. in late 2022 to enhance the benefits of ultrasonic ablation to minimally invasive laparoscopic liver surgery.
Growing International. Over the years, we have been significantly expanding our global footprint through investments in our commercial organization, expansion and development of international markets and new product introductions. Several new products were introduced in 2023, including MicroMatrix® and Certas Plus® Programmable Valve which were launched in Europe, and CUSA Clarity Laparoscopic ("Lap") tip which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen Secure received approval in Japan, while DuraGen Plus was approved in China.
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
Cultivating a High-Performance Culture. Creating a culture focused on empowerment and agility and building a diverse and inclusive workplace are cornerstones of our people strategy. These efforts resulted in Integra being named in several best workplace lists globally in 2022, including Integra China being recognized as a Great Place to Work in Greater China.

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
In 2023, we continued to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, Inc. ("Arkis") we added a platform technology, CerebroFlo® external ventricular drainage ("EVD"), catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our bactiseal antimicrobial technology with the Endexo anti-occlusive technology obtained through our 2019 acquisition of Arkis continues to progress for both a silicone-based hydrocephalus and EVD project.
In 2023, we continued to advance our innovation from the Rebound Therapeutics Corporation ("Rebound Therapeutics"), which was acquired in 2019. Rebound Therapeutics specializes in single-use medical device, known as Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In the third quarter of 2021, we conducted a limited clinical launch of the Aurora Surgiscope for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using this same technology platform for blood evacuation. In 2022, we launched the Aurora® Evacuator with Coagulation device in the U.S., designed to be used in conjunction with our Aurora Surgiscope to safely address and evacuate fluid in the brain.
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
We are continuing our work to remedy the observed issue and currently anticipate resuming shipments of the CereLink monitors beginning late in the third quarter of 2023. Based on the outlook for returning the product to market and feedback from customers, we recorded a $1.9 million provision for product returns, as a reduction of net revenue, and a $0.8 million rework accrual in cost of goods sold in 2022. In the first half of 2023 we recorded an additional $0.8 million in provision for product returns as a reduction of net revenue, and no additional rework costs.
On March 7, 2019, TEI Biosciences, Inc. ("TEI"), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter related to quality systems issues at TEI's manufacturing facility located in Boston, Massachusetts. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to its corrective actions. On October 28, 2021, the FDA initiated an inspection of the facility and at the

Table of Contents"
conclusion of the inspection issued an FDA Form 483 on November 12, 2021 (the "2021 Form 483"). We provided an initial response to the inspection observations and will continue to provide responses to the FDA. On March 1, 2023, the FDA commenced an inspection of the Boston facility, and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the TEI Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company submitted an initial response to the 2023 Form 483 to the FDA and is in the process of preparing a written response to the 2023 Warning Letter. We are committed to resolving the matters identified in the Warning Letters and Form 483s and are continuing our significant efforts to remediate the observations. Although the Warning Letters and the Form 483s do not restrict our ability to manufacture or ship products or require the recall of any products, in May 2023, after consultation with the FDA, the Company initiated a voluntary recall of products manufactured in the Boston facility distributed between March 1, 2018 and May 22, 2023, and extended the temporary halt of manufacturing at the facility to implement additional detection and quality controls. Following implementation of such controls, the Company expects to resume manufacturing at its Boston facility by late in the fourth quarter of 2023. Additionally, the Warning Letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, but premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. The Boston facility manufactures extracellular bovine matrix products. We cannot give any assurances that the FDA will be satisfied with our response to the issues identified by the FDA or as to the expected date of the resolution of such issues. Until the issues cited by the FDA are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the Boston facility for the year ended December 31, 2022 were approximately 5.3% of consolidated revenues. In the second quarter of 2023, due to the voluntary recall of Primatrix®, Surgimend®, Revize™, and TissueMend™, the Company recorded a $12.9 million provision for product returns, as a reduction of net revenue. Of this amount, $0.7 million was paid out in Q2. The Company also recorded a $24.1 million write off of inventory that was no longer able to be sold.
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
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2023 was $4.2 million, or $0.05 per diluted share, as compared to $44.8 million or $0.54 per diluted share for the three months ended June 30, 2022. The decrease in net income for the three months ended June 30, 2023, was primarily driven by impacts from the Boston recall of our TEI products, including inventory write-offs of $24.1 million and a provision for product returns of $12.9 million.

Table of Contents"
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Acquisition, divestiture and integration-related charges	$3,448	$(6,284)	$12,224	$(5,710)
Structural optimization charges	4,794	8,172	9,129	14,492
EU medical device regulation	9,278	10,249	20,682	19,762
Boston recall expenses(1)	28,051	—	28,051	—
Total	$45,571	$12,137	$70,086	$28,544
(1) This includes inventory write-offs and idle capacity charges.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2023
Dollars in thousands	2023	2022	2023	2022
Cost of goods sold	$33,148	$5,131	$39,214	$9,661
Research and development	4,212	5,538	8,431	9,805
Selling, general and administrative	8,338	2,661	23,069	11,563
Other income	(127)	(1,193)	(628)	$(2,485)
Total	$45,571	$12,137	$70,086	$28,544
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
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Segment Net Sales
Codman Specialty Surgical	$271,030	$257,863	$519,166	$505,171
Tissue Technologies	110,237	139,952	242,947	269,282
Total revenues	$381,267	$397,815	$762,113	774,453
Cost of goods sold	174,241	148,404	322,216	290,973
Gross margin on total revenues	$207,026	$249,411	$439,897	$483,480
Gross margin as a percentage of total revenues	54.3%	62.7%	57.7%	62.4%

Table of Contents"
Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022
Revenues
For the three months ended June 30, 2023, total revenues decreased by $16.5 million to $381.3 million from $397.8 million for the same period in 2022, inclusive of an unfavorable foreign currency impact of $1.7 million on revenues, as well as a $3.2 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $2.4 million related to the SIA acquisition. Excluding the impacts of these items, domestic revenues decreased by $12.2 million, or 4.3% as compared to the prior year period. International revenues decreased by $1.8 million or 1.7% as compared to the prior period. The decrease in domestic revenues was primarily driven by decreases related to the Boston recall, offset by increases in our Instruments portfolio. The decrease in international revenues was primarily driven by decreases related to the Boston recall, offset by increases in the neurosurgery and instruments portfolio.
In the CSS segment, revenues were $271.0 million which was an increase of $13.2 million, or 5.1% as compared to the prior-year period, inclusive of a $1.7 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign exchange, Neurosurgery portfolio grew low single digits primarily due to sales in Dural Access and Programmable Valves. Sales in our instruments portfolio increased low-double digits as compared to the same period in the prior year.
In the TT segment, revenues were $110.2 million which was a decrease of $29.7 million, or 21.2% from the prior-year period, with no meaningful impact from foreign currency on revenue, as well as a $3.2 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $2.4 million related to the SIA acquisition. Excluding the impact of these items, the primary driver of the decrease was related to the Boston recall.
Gross Margin
Gross margin was $207.0 million for the three months ended June 30, 2023, a decrease of $42.4 million from $249.4 million for the same period in 2022. Gross margin as a percentage of revenues was 54.3% for the three months ended June 30, 2023 and 62.7% for the same period in 2022. This decrease in gross margin is primarily the result of expenses associated with the Boston recall.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2023	2022
Research and development	7.0%	6.4%
Selling, general and administrative	43.3%	40.4%
Intangible asset amortization	0.8%	0.8%
Total operating expenses	51.1%	47.6%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $5.0 million, or 2.6% to $194.5 million in the three months ended June 30, 2023, compared to $189.5 million in the same period in 2022. The increase in operating expenses compared to the prior year is primarily a result of the SIA acquisition combined with higher spend in selling activities as a percentage of revenue.
Research and Development
Research and development expenses for the three months ended June 30, 2023 increased by $1.0 million as compared to the same period in the prior year. This increase in spending resulted from additional spending related to the SIA acquisition, new product development and clinical studies.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended June 30, 2023 increased by $4.3 million as compared to the same period in the prior year driven primarily due to increased costs associated with SIA acquisition and costs associated with higher spend in commercial selling activities.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended June 30, 2023 was $3.0 million compared to $3.3 million for the same period in the prior year.

Table of Contents"
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
Dollars in thousands	2023	2022
Interest income	$3,939	$1,965
Interest expense	(12,464)	(12,236)
Other income, net	(155)	1,979
Total non-operating income and expense	$(8,680)	$(8,292)
Interest Income
Interest income for the three months ended June 30, 2023 increased by $2.0 million as compared to the same period in the prior year due to higher interest rates.
Interest Expense
Interest expense for the three months ended June 30, 2023 increased by $0.2 million as compared to the same period in the prior year.
Other Income, net
Other income, net for the three months ended June 30, 2023 decreased by $2.1 million compared to the same period in the prior year. The decrease is primarily driven by lower Transition Service Agreement ("TSA") income from our recent divestitures.
Income Taxes

	Three Months Ended June 30,
Dollars in thousands	2023	2022
Income before income taxes	$3,824	$51,575
Income tax (benefit) expense	(360)	6,787
Effective tax rate	(9.4)%	13.2%
Our effective income tax rates for the three months ended June 30, 2023 and 2022 were (9.4)% and 13.2%, respectively.
For the three months ended June 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income and a $1.1 million benefit associated with the Federal R&D credit.
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

Table of Contents"
Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022
Revenues and Gross Margin
For the six months ended June 30, 2023, total revenues decreased by $12.3 million to $762.1 million from $774.5 million for the same period in 2022, inclusive of an unfavorable foreign currency impact of $8.7 million on revenues, as well as a $7.7 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $4.2 million related to the SIA acquisition. Excluding the impacts of these items, domestic revenues decreased by $5.4 million, or 1.0% as compared to the prior year period. International revenues increased by $5.3 million or 2.4% as compared to the prior period. The decrease in domestic revenues was primarily driven by decreases related to the Boston recall, offset by increases in our Instruments portfolio. The decrease in international revenues was primarily driven by decreases related to the Boston recall, offset by increases in the neurosurgery and instruments portfolio.
In the CSS Segment segment revenues were $519.2 million an increase of $14.0 million, or 2.8% from the prior period, inclusive of a $8.1M unfavorable foreign currency impact on revenue. Excluding the impact of foreign exchange, Neurosurgery portfolio grew low single digits primarily due to sales in Dural Access and Programmable Valves. Sales in our instruments portfolio increased low-double digits as compared to the same period in the prior year.
In the Tissue Technologies segment revenues were $242.9 million, a decrease of $26.3 million, or 9.8% from the prior-year period, inclusive of a $0.6 million unfavorable foreign currency impact on revenue, as well as a $7.7 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $4.2 million related to the SIA acquisition. Excluding the impact of these items, the primary diver of the decrease was related to the Boston recall.
Gross Margin
Gross margin was $439.9 million for the six months ended June 30, 2023, a decrease of $43.6 million from $483.5 million for the same period last year. Gross margin as a percentage of total revenue decreased to 57.7% for the six months ended June 30, 2023 from 62.4% in the same period last year. The decrease in gross margin percentage was due to expenses associated with the Boston recall.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2023	2022
Research and development	7.0%	6.4%
Selling, general and administrative	43.5%	41.4%
Intangible asset amortization	0.8%	0.9%
Total operating expenses	51.3%	48.7%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $13.6 million, or 3.6% to $391.0 million in the six months ended June 30, 2023, compared to $377.4 million in the same period in 2022.
Research and Development
Research and development expenses for the six months ended June 30, 2023 increased by $3.6 million as compared to the same period in the prior year. This increase in spending resulted from additional spending related to the SIA acquisition, new product development and clinical studies.
Selling, General and Administrative
Selling, general and administrative costs increased by $11.0 million as compared to the same period in the prior year driven primarily due to increased selling costs associated with SIA acquisition and costs associated with higher spend in commercial selling activities.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the six months ended June 30, 2023 was $6.1 million compared to $7.2 million for the same period in prior year.
We expect total annual amortization expense to be approximately $41.4 million for the remainder of 2023, $82.2 million in 2024, $82.2 million in 2025, $82.0 million in 2026, $80.0 million in 2027, $78.5 million in 2028 and $477.1 million thereafter.

Table of Contents"
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
Dollars in thousands	2023	2022
Interest income	$8,046	$3,342
Interest expense	(24,564)	(23,891)
Other income, net	1,234	5,408
Total non-operating income and expense	$(15,284)	$(15,141)
Interest Income
Interest income for the six months ended June 30, 2023 increased by $4.7 million as compared to the same period last year due to higher interest rates.
Interest Expense
Interest expense for the six months ended June 30, 2023 increased by $0.7 million as compared to the same period last year.
Other Income, net
Other income, net for the six months ended June 30, 2023, decreased by $4.2 million primarily due to lower Transition Service Agreement ("TSA") income from our recent divestitures.

	Six Months Ended June 30,
Dollars in thousands	2023	2022
Income before income taxes	$33,602	$90,890
Income tax (benefit) expense	5,192	13,201
Effective tax rate	15.5%	14.5%
The Company’s effective income tax rates for the six months ended June 30, 2023 and 2022 were 15.5% and 14.5%, respectively.
For the six months ended June 30, 2023, the primary drivers of the tax rate relate to a reduction to book income and a $1.1 million benefit associated with the Federal R&D credit. The lower rate from the six months ended June 30, 2022 was primarily due to a $5.7 million benefit related to excess tax benefits from stock compensation.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
United States	$276,782	$287,347	$547,784	$550,698
Europe	37,452	46,862	78,516	90,606
Asia Pacific	47,706	43,365	98,179	91,082
Rest of World	19,327	20,241	37,634	42,067
Total Revenues	$381,267	$397,815	$762,113	$774,453
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

Table of Contents"
Domestic revenues decreased by $10.6 million for the three months ended June 30, 2023 compared to the same period last year. European sales decreased by $9.4 million for the three months ended June 30, 2023 compared to the same period last year. Sales to customers in Asia Pacific increased by $4.3 million for the three months ended June 30, 2023. Sales to customers in the the Rest of World for the three months ended June 30, 2023 decreased by $0.9 million compared to the same period last year. The international revenues were impacted by $1.7 million of unfavorable foreign exchange impact, with the larger impact in Europe. The decrease in global revenues is primarily the result of the Boston recall which affected both Domestic and International markets. Sales in Japan and China led to continued growth in our Asia Pacific market.
Domestic revenues decreased by $2.9 million for the six months ended June 30, 2023 compared to the same period last year. European sales decreased by $12.1 million for the six months ended June 30, 2023 compared to the same period last year. Sales to customers in Asia Pacific increased by $7.1 million million for the six months ended June 30, 2023. Sales to customers in the Rest of World for the six months ended June 30, 2023 decreased by $4.4 million million compared to the same period last year.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company's working capital as of June 30, 2023 and December 31, 2022 was $673.8 million and $840.6 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $309.2 million and $456.7 million at June 30, 2023 and December 31, 2022 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2023, our non-U.S. subsidiaries held approximately $267.1 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S..
Cash Flows

	Six Months Ended June 30,
Dollars in thousands	2023	2022
Net cash provided by operating activities	$54,435	$110,822
Net cash used in investing activities	(29,252)	(18,565)
Net cash used in financing activities	(173,376)	(146,612)
Effect of exchange rate fluctuations on cash	724	(11,941)
Cash Flows Provided by Operating Activities
Operating cash flows for the six months ended June 30, 2023 decreased by $56.4 million compared to the same period in 2022. Within operating cash flows, net income less non-cash adjustments decreased for the six months ended June 30, 2023 by approximately $45.3 million as compared to the same period in 2022 primarily due to lower revenues and margins and higher selling expenses.
The changes in assets and liabilities for the six months ended June 30, 2023, net of business acquisitions, decreased cash flows by $57.6 million, mainly attributable to increases in inventory and other current assets, offset by increases in accrued expenses and other current liabilities due to reduced payments processed in the quarter.
The changes in assets and liabilities for the six months ended June 30, 2022, net of business acquisitions, decreased cash flows by $46.5 million, primarily due to increases in inventory to support increased sales and decreases in accounts payable, accrued expenses and other current liabilities due to increased payments processed in the quarter.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2023, we paid $29.3 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
During the six months ended June 30, 2022, we paid $18.7 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments as well as the final $4.7 million payment related to the final developmental milestone for Rebound Therapeutics Corporation. This was partially offset by $4.9 million proceeds on cross-currency swaps.

Table of Contents"
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the six months ended June 30, 2023 related to the repurchase of treasury stock of $150.0 million under the 2023 accelerated share repurchase agreement, repayments of $29.1 million under our Senior Credit Facility and Securitization Facility. We also had $7.6 million in payment of debt issuance costs. In addition, the Company had $5.3 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the six months ended June 30, 2023 were $15.2 million borrowing under our Senior Credit Facility and Securitization Facility and $3.4 million proceeds from the exercise of stock options.
Uses of cash from financing activities in the six months ended June 30, 2022 related to the repurchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement, repayments of $23.0 million under our Senior Credit Facility and Securitization Facility. In addition, we had $23.2 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the six months ended June 30, 2022 were $23.0 million borrowing under our Senior Credit Facility and Securitization Facility and $1.6 million proceeds from the exercise of stock options.
Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6. Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a discussion of our Amended and Restated Senior Credit Agreement, the 2025 Notes and Securitization Facility and Note 7, Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for discussion of our hedging activities. We are forecasting that sales and earnings for the next twelve months will be sufficient to remain in compliance with our financial covenants under the terms of the March 2023 Amendment to the Senior Credit Facility.
Share Repurchase Plan
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase ("2023 ASR") and received 2.1 million shares of the Company common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares under the 2023 ASR. The settlement of the ASR agreement was completed in two separate transactions on April 26, 2023 and May 4, 2023, where the Company received an additional 0.30 million and 0.31 million shares respectively, determined using the volume-weighted average price of the Company's common stock during the term of the 2023 ASR.
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
See Note 11. Treasury Stock, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further details.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the six months ended June 30, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Table of Contents"
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
The Company has contingent consideration obligation related to prior and current year acquisitions and future pension contribution obligations. See Note 9. Retirement Plans, and Note 16. Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. The associated obligations are not fixed. We also have a liability for uncertain tax benefits including interest and penalties. We cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 did not materially change in the three months ended June 30, 2023.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report), and is applicable to the current period’s condensed consolidated financial statements.
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
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 7. Derivative Instruments, to Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information.

Table of Contents"
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2023 would impact interest income by approximately $3.1 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of June 30, 2023. The total notional amounts related to the Company’s interest rate swaps were $1.5 billion with $775.0 million effective as of June 30, 2023. Based on our outstanding borrowings at June 30, 2023, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $0.9 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, we have and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 16, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report).
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Table of Contents"
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company during the quarter ended June 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the plans or program

04/01/23 - 04/30/23	303,129	$55.32	303,129	$75,000,000
05/01/23 - 05/31/23	305,888	50.20	305,888	75,000,000
06/01/23 - 06/30/23	—	—	—	75,000,000
	609,017	$52.75	609,017
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase ("2023 ASR") and received 2.1 million shares of the Company common stock at inception of the 2023 ASR, which represented approximately 80% of the expected total shares under the 2023 ASR. The settlement of the ASR agreement was completed in two separate transactions on April 26, 2023 and May 4, 2023, where the Company received an additional 0.30 million and 0.31 million shares respectively, determined using the volume-weighted average price of the Company's common stock during the term of the 2023 ASR.
See Note 11, Treasury Stock, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for additional information regarding our share repurchase program and the 2023 ASR.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on July 27, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

Table of Contents"
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 27, 2023	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2023	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2023	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)