Form 10-Q
period 2023-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2023-10-25
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 24, 2023 was 78,175,803.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue, net	$382,421	$385,191	$1,144,534	$1,159,644

Costs and expenses:
Cost of goods sold	164,076	148,445	486,292	439,418
Research and development	26,596	24,736	79,908	74,410
Selling, general and administrative	161,948	143,820	493,513	464,397
Intangible asset amortization	3,208	3,141	9,342	10,339
Total costs and expenses	355,828	320,142	1,069,055	988,564
Operating income	26,593	65,049	75,479	171,080
Interest income	4,607	3,264	12,653	6,606
Interest expense	(13,062)	(12,809)	(37,626)	(36,700)
Gain (loss) from the sale of business	—	644	—	644
Other income (expense), net	471	2,648	1,705	8,056
Income before income taxes	18,609	58,796	52,211	149,686
Provision (benefit) for income taxes	(888)	8,881	4,304	22,082
Net income	$19,497	$49,915	$47,907	$127,604

Net income per share
Basic	$0.24	$0.60	$0.59	$1.54
Diluted	$0.24	$0.60	$0.59	$1.53

Weighted average common shares outstanding (See Note 13):
Basic	79,690	83,042	80,842	82,955
Diluted	79,811	83,399	81,112	83,476
Comprehensive income (See Note 14)	16,412	55,691	39,387	$165,320
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$273,732	$456,661
Trade accounts receivable, net of allowances of $5,630 and $4,304	256,270	263,465
Inventories, net	366,251	324,583
Prepaid expenses and other current assets	130,976	116,789
Total current assets	1,027,229	1,161,498
Property, plant and equipment, net	318,718	311,302
Right of use asset - operating leases	156,760	148,284
Intangible assets, net	1,067,023	1,126,609
Goodwill	1,036,146	1,038,881
Deferred tax assets, net	55,587	45,994
Other assets	77,908	57,190
Total assets	$3,739,371	$3,889,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$9,687	$38,125
Current portion of borrowings under securitization facility	75,700	—
Current portion of lease liability - operating leases	14,461	14,624
Accounts payable, trade	93,550	102,100
Contract liabilities	8,139	7,253
Accrued compensation	63,869	78,771
Accrued expenses and other current liabilities	90,306	80,033
Total current liabilities	355,712	320,906
Long-term borrowings under senior credit facility	850,089	733,149
Long-term borrowings under securitization facility	—	104,700
Long-term convertible securities	569,527	567,341
Lease liability - operating leases	168,017	157,420
Deferred tax liabilities	74,453	63,338
Other liabilities	142,352	138,501
Total liabilities	2,160,150	2,085,355
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 90,935 and 90,477 issued at September 30, 2023 and December 31, 2022, respectively	909	905
Additional paid-in capital	1,262,319	1,276,977
Treasury stock, at cost; 11,823 shares and 6,823 shares at September 30, 2023 and December 31, 2022, respectively	(612,777)	(362,862)
Accumulated other comprehensive income	1,745	10,265
Retained earnings	927,025	879,118
Total stockholders’ equity	1,579,221	1,804,403
Total liabilities and stockholders’ equity	$3,739,371	$3,889,758
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$47,907	$127,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,527	88,803
Deferred income tax provision	2,963	1,439
Share-based compensation	14,350	21,994
Amortization of debt issuance costs and expenses associated with debt refinancing	4,731	5,142
Non-cash lease expense	2,120	3,040
Loss (gain) on disposal of property and equipment	(4)	914
Gain from the sale of business	—	(644)
Change in fair value of contingent consideration and others	8,278	(19,481)
Changes in assets and liabilities:
Accounts receivable	5,050	(23,870)
Inventories	(43,350)	(24,443)
Prepaid expenses and other current assets	(21,700)	1,629
Other non-current assets	(8,774)	9,575
Accounts payable, accrued expenses and other current liabilities	(22,141)	(803)
Contract liabilities	141	2,524
Other non-current liabilities	(893)	(14,288)
Net cash provided by operating activities	81,205	179,135
INVESTING ACTIVITIES:
Purchases of property and equipment	(42,330)	(27,887)
Proceeds from Sale of Business	—	23,960
Acquired in-process research and development milestone	—	(4,742)
Net proceeds from swaps designated as net investment hedges	5,381	4,909
Net cash used in investing activities	(36,949)	(3,760)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	146,900	34,250
Payments on debt	(85,900)	(40,750)
Payment of debt issuance costs	(7,578)	—
Purchases of treasury stock	(275,000)	(125,000)
Proceeds from exercised stock options	4,092	1,592
Cash taxes paid in net equity settlement	(5,549)	(24,346)
Net cash used in financing activities	(223,035)	(154,254)
Effect of exchange rate changes on cash and cash equivalents	(4,150)	(22,632)
Net decrease in cash and cash equivalents	(182,929)	(1,511)
Cash and cash equivalents at beginning of period	456,661	513,448
Cash and cash equivalents at end of period	$273,732	$511,937
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	90,476	$905	(6,823)	$(362,862)	$1,276,977	$10,265	$879,118	$1,804,403
Net income	—	—	—	—	—	—	24,226	24,226
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,198)	—	(3,198)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	316	1	16	846	(4,858)	—	—	(4,011)
Share-based compensation	—	2	—	—	3,609	—	—	3,611
Accelerated shares repurchased	—	$—	(2,111)	(119,662)	(31,538)	$—	—	(151,200)
Balance, March 31, 2023	90,813	$908	(8,918)	$(481,678)	$1,245,297	$7,067	$903,344	$1,674,938
Net income	—	—	—	—	—	—	4,184	4,184
Other comprehensive loss, net of tax	—	—	—	—	—	(2,237)	—	(2,237)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	68	1	—	21	985	—	—	1,007
Share-based compensation	—	—	—	—	5,268	—	—	5,268
Accelerated shares repurchased	—	$—	(609)	(32,125)	32,125	$—	$—	—
Balance, June 30, 2023	90,881	$909	(9,527)	$(513,782)	$1,283,675	$4,830	$907,528	$1,683,160
Net income	—	—	—	—	—	—	19,497	19,497
Other comprehensive income, net of tax	—	—	—	—	—	(3,085)	—	(3,085)
Treasury shares retirement	—	—	—	—	—	—	—	—
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	54	—	—	17	424	—	—	441
Share-based compensation	—	—	—	—	5,457	—	—	5,457
Accelerated shares repurchased	—	—	(2,296)	(99,012)	(27,237)	—	—	(126,249)
Balance, September 30, 2023	90,935	909	(11,823)	(612,777)	1,262,319	1,745	927,025	1,579,221

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	32,901	32,901
Other comprehensive income (loss), net of tax	—	—	—	—	—	24,130	—	24,130
Issuance of common stock through employee stock purchase plan	17	—	—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	339	4	14	714	(9,758)	—	—	(9,040)
Share-based compensation	—	—	—	—	6,324	—	—	6,324
Accelerated shares repurchased	—	—	(1,938)	(129,152)	4,152	—	—	(125,000)
Balance, March 31, 2022	89,956	$900	(6,823)	$(362,886)	$1,266,739	$(21,025)	$731,469	$1,615,197
Net income	—	—	—	—	—	—	44,788	44,788
Other comprehensive loss, net of tax	—	—	—	—	—	7,810	—	7,810
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	378	3	—	6	(13,655)	—	—	(13,646)
Share-based compensation	—	—	—	—	6,768	—	—	6,768
Balance, June 30, 2022	90,334	$903	(6,823)	$(362,880)	$1,259,852	$(13,215)	$776,257	$1,660,917
Net income	—	—	—	—	—	—	49,915	49,915
Other comprehensive income, net of tax	—	—	—	—	—	5,776	—	5,776
Treasury shares retirement	—	—	—	—	—	—	—	—
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	7	—	—	17	(1,160)	—	—	(1,143)
Share-based compensation	—	—	—	—	8,949	—	—	8,949
Balance, September 30, 2022	90,341	903	(6,823)	(362,863)	1,267,641	(7,439)	826,172	1,724,414
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
In the opinion of management, the September 30, 2023 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders' equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The December 31, 2022 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year.
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

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848), and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied through December 31, 2024. The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the use of the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to LIBOR. On March 24, 2023, the Company entered into the seventh amendment and restatement (the "March 2023 Amendment") of its Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. In connection with the March 2023 Amendment, the Company replaced all LIBOR-based contracts with SOFR, which is calculated based on overnight transactions under repurchase agreements backed by Treasury securities. In addition, on April 17, 2023 the Company entered into an amendment (the "April 2023 Amendment") of the Securitization Facility (as defined below) and amended the interest rate from LIBOR to SOFR indexed rate. (See Note 6). In March 2023, the Company entered into a basis swap where the Company receives Term SOFR and pays LIBOR to convert the portfolio of interest rate swaps from LIBOR to SOFR. Integra has elected to adopt the optional expedient under ASC 848, which will allow the interest rate swap hedging relationship to continue, without de-designation, due to the change in the indexed rate from LIBOR to SOFR.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company's financial position, results of operations or cash flows.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
2. ACQUISITIONS AND DIVESTITURES
Surgical Innovation Associates, Inc. Acquisition

On December 6, 2022, the Company completed its acquisition of Surgical Innovation Associates, Inc. ("SIA") for an acquisition purchase price of $51.5 million (the "SIA Acquisition") plus contingent consideration of up to $90.0 million.The contingent consideration includes two separate payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the Premarket Approval (“PMA”) Application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). SIA's core technology, DuraSorb, is a fully resorbable scaffold of a globally accepted polymer, which is cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales are reported within Integra’s Tissue Technologies ("TT") segment as part of its Wound Reconstruction and Care franchise.

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

As part of the SIA Acquisition, the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the PMA for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date. The company recorded a total of $51.2 million in other liabilities as of September 30, 2023 and $13.0 million in accrued expenses and other current liabilities at September 30, 2023 in the consolidated balance sheet of the Company.

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
In addition to the purchase and sale agreement, the Company also entered into a contract manufacturing agreement with Gentell. Under the terms of the agreement, Gentell received inventory, equipment, and tooling to manufacture certain MediHoney® and TCC-EZ® products on behalf of the Company. On the close date of this transaction, the Company transferred manufacturing inventory associated with these products to Gentell and recognized an asset of $11.1 million, as a form of a deposit for the inventory transferred, which based on the expected timing of inventory purchases, was primarily included within prepaid expenses and other current assets in the consolidated balance sheet. This deposit will be utilized by the Company on future orders placed to Gentell for such products. As of September 30, 2023, the Company had a deposit remaining of $6.0 million which is included in prepaid assets. In addition, there are outstanding balances related to the Company's ongoing purchase of MediHoney® and TCC-EZ® products subsequent to the close of the TWC divestiture.

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
Due to the voluntary recall of all products manufactured at the Boston facility, including Primatrix®, Surgimend®, Revize™, and TissueMend™ ("The Boston recall") the Company recorded a total of $6.8 million and $19.7 million provision for product returns, as a reduction of net revenue during the three and nine months ended September 30, 2023, respectively. Additionally, the Company has credited $8.3 million and $9.0 million to customers during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the return reserve was $10.7 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the changes in the contract asset and liability balances for the nine months ended September 30, 2023:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2023	$10,122
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(7,743)
Written off from beginning of the year contract asset due to Boston recall	(2,379)
Contract asset, net of transferred to trade receivables on contracts during the period	10,392
Contract asset, September 30, 2023	$10,392

Contract Liability
Contract liability, January 1, 2023	$16,127
Recognition of revenue included in beginning of year contract liability	$(6,159)
Contract liability, net of revenue recognized on contracts during the period	6,282
Foreign currency translation	(51)
Contract liability, September 30, 2023	$16,199
At September 30, 2023, the short-term portion of the contract liability of $8.1 million and the long-term portion of $8.1 million are included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of September 30, 2023, the Company is expected to recognize revenue of approximately 50% of unsatisfied (or partially unsatisfied) performance obligations as revenue within 12 months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Neurosurgery	$209,229	$193,848	$607,902	$588,818
Instruments	58,976	55,948	179,469	166,149
Total Codman Specialty Surgical	268,205	249,796	787,371	754,967

Wound Reconstruction and Care	88,071	104,625	280,129	304,149
Private Label	26,145	30,770	77,034	100,528
Total Tissue Technologies	114,216	135,395	357,163	404,677
Total revenue	$382,421	$385,191	$1,144,534	$1,159,644
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	September 30, 2023	December 31, 2022
Finished goods	$182,066	$172,088
Work in process	76,072	70,598
Raw materials	108,113	81,897
Total inventories, net	$366,251	$324,583
Boston Recall
In the nine months ended September 30, 2023, due to the Boston recall, the Company recorded a $24.6 million write off of inventory to cost of goods sold that was no longer able to be sold.
Inventory Write-off
There was a tornado that struck the LeLocle, Switzerland area on July 24, 2023. After review of the damage to the product caused by the tornado, it was determined that the inventory write-off was $0.8 million.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2023 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2022	$656,219	$382,662	$1,038,881
SIA Acquisition Working Capital Adjustment	—	(382)	(382)
Foreign currency translation	(1,486)	(867)	(2,353)
Goodwill at September 30, 2023	$654,733	$381,413	$1,036,146
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test. The quantitative test estimates the fair value of the reporting unit using a discounted cash flow model, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty
In the second quarter of 2023, due to the Boston recall, as well as the associated drop in the Company's stock price in that quarter, the Company elected to perform a quantitative analysis for its TT reporting unit. The quantitative test utilized a long-term growth rate of 2% and a discount rate of 10%. The Company determined, after performing the quantitative analysis, that the fair value of the goodwill of the reporting unit was not less than the carrying amount, with more than 20% headroom.
In the third quarter of 2023, the Company performed the annual qualitative analysis for its three reporting units and intangible assets with indefinite lives. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2023
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,206,522	$(424,244)	$782,278
Customer relationships	12 years	$192,566	$(149,243)	$43,323
Trademarks/brand names	28 years	$97,228	$(37,363)	$59,865
Codman tradename	Indefinite	$167,520	$—	$167,520
Supplier relationships	30 years	$30,211	$(17,904)	$12,307
All other	11 years	$5,932	$(4,202)	$1,730
		$1,699,979	$(632,956)	$1,067,023

	December 31, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,204,325	$(370,968)	$833,357
Customer relationships	12 years	193,081	(144,040)	49,041
Trademarks/brand names	28 years	97,265	(34,674)	62,591
Codman tradename	Indefinite	166,693	—	166,693
Supplier relationships	30 years	30,211	(17,170)	13,041
All other	11 years	5,957	(4,071)	1,886
		$1,697,532	$(570,923)	$1,126,609
Total amortization of intangible assets for the three and nine months ended September 30, 2023 was $20.9 million and $62.1 million, respectively. Of these amounts, $17.7 million and $52.8 million, respectively was related to amortization of technology based intangibles and included in cost of goods sold, with the remainder included in intangible amortization in the statement of operations.
Total amortization of intangible assets for the three and nine months ended September 30, 2022 was $19.2 million and $58.7 million, respectively. Of these amounts, $16.1 million and $48.3 million, respectively was related to amortization of technology based intangibles and included in cost of goods sold, with the remainder included in intangible amortization in the statement of operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $20.7 million for the remainder of 2023, $82.2 million in 2024, $82.1 million in 2025, $82.0 million in 2026, $80.0 million in 2027, $78.5 million in 2028 and $477.1 million thereafter.
The Company periodically performs testing for impairment on certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
In the second quarter of 2023, due to the Boston recall, the Company elected to perform impairment testing on certain definite lived intangibles. The intangible components associated with the recalled products include completed technology and customer relationships with a net book value of $29.9 million and $8.1 million, respectively, as of September 30, 2023. The company used an undiscounted cash flow methodology and obtained revenue projections through the useful life of the intangibles. After performing the analysis, no impairment was noted. The Company will continue to monitor these intangibles as we return to the market and evaluate any changes that would impact our sales of these products.

6. DEBT
Amendment to the Seventh Amended and Restated Senior Credit Agreement
On March 24, 2023, the Company entered into the seventh amendment and restatement (the "March 2023 Amendment") of the Senior Credit Facility (the "Senior Credit Facility") with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest. The Company continues to have the aggregate principal amount of up to approximately $2.1 billion available to it through the following facilities: (i) a $775.0 million term loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2023, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
At September 30, 2023 there was $90.0 million outstanding under the revolving portion of the Senior Credit Facility. At December 31, 2022 there was no outstanding balance under the revolving portion of the Senior Credit Facility. At September 30, 2023 and December 31, 2022, there was $775.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 6.8% and 5.6%, respectively. The liability related to the Senior Credit Facility shown on the balance sheet at September 30, 2023 and December 31, 2022 is reflected net of $5.2 million and $3.7 million, respectively, in deferred financing costs. As of September 30, 2023 and December 31, 2022 there was $9.7 million and $38.1 million of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet, respectively.
The fair value of outstanding borrowings of the Senior Credit Facility's term loan component at September 30, 2023 was $752.3 million. This fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of September 30, 2023 and December 31, 2022 totaled $1.7 million and $1.6 million, respectively. There were no amounts drawn as of September 30, 2023.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of September 30, 2023	Principal Repayment
Dollars in thousands
Remainder of 2023	$—
2024	$14,531
2025	$33,906
2026	$38,750
Thereafter	687,813
$775,000
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $13.5 million for remainder of 2023, $53.4 million in 2024, $51.6 million in 2025, $48.9 million in 2026, and $55.9 million thereafter. Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on an initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) if the Company calls the notes for optional redemption as defined in the indenture; or (4) if specified corporate transactions occur. As of September 30, 2023, none of these conditions existed and the 2025 Notes are classified as long term obligations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On December 9, 2020, the Company entered into the First Supplemental Indenture to the original indenture dated as of February 4, 2020 (The "Indenture") between the Company and Citibank, N.A., as trustee, governing the Company’s outstanding 2025 Notes. The Company irrevocably elected (1) to eliminate the Company’s option to choose physical settlement on any conversion of the 2025 Notes that occurs on or after the date of the First Supplemental Indenture and (2) with respect to any Combination Settlement (as defined in the indenture) for a conversion of the 2025 Notes, the Specified Dollar Amount (as defined in the indenture) that will be settled in cash per $1,000 principal amount of the 2025 Notes shall be no lower than $1,000.
Holders of the 2025 Notes will have the right to require the Company to repurchase for cash all or a portion of their 2025 Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the indenture relating to the 2025 Notes). The Company will also be required to increase the conversion rate for holders who convert their 2025 Notes in connection with certain fundamental changes occurring prior to the maturity date or following delivery by the Company of a notice of redemption.
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
At September 30, 2023, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at September 30, 2023 was $524.7 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quotes. The level of the 2025 Notes is considered as Level 1.
Securitization Facility
In 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2023, the Company was in compliance with the covenants and none of the termination events had occurred.
On May 28, 2021, the Company entered into an amendment (the "May 2021 Amendment") of the Securitization Facility which extended the maturity date from December 21, 2021 to May 28, 2024. In addition, on April 17, 2023 the company entered into an amendment (the "April 2023 Amendment") of the Securitization Facility and amended the interest rate from LIBOR to SOFR indexed rate. The April 2023 Amendment and the May 2021 Amendment do not increase the Company’s total indebtedness.
The Securitization Facility is currently indexed to SOFR. At September 30, 2023 and December 31, 2022, the Company had $75.7 million and $104.7 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 6.6% and 5.0%, respectively. At September 30, 2023, the total amount outstanding under the Securitization Facility is classified as current on the consolidated balance sheet as the total amount is due on May 28, 2024.
The fair value of the outstanding borrowing of the Securitization Facility at September 30, 2023 was $74.8 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
The Company held the following interest rate swaps as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	September 30, 2023					September 30, 2023
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month Term SOFR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	3,395
1-month Term SOFR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	7,440
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	2,381
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	2,486
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	2,339
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	6,052
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	6,187
1-month Term SOFR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	31,528
1-month Term SOFR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	7,369
Basis Swap (1)	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,923)
	$1,475,000					$67,254
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2022					December 31, 2022
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month USD LIBOR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	5,012
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,380
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,831
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,905
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,970
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,252
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,153
1-month USD LIBOR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	23,742
1-month USD LIBOR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,467
	$1,475,000					$56,712
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
Cross-Currency Rate Swaps
On September 22, 2023, the Company amended the Swiss Franc ("CHF")-denominated intercompany loan to partially settle CHF 20.0 million and extend the termination date to September 2024 and as a result, the Company terminated the cross-currency swap designated as cash flow hedge of an intercompany loan with aggregate notional amount of $48.5 million. Simultaneously, the Company entered into a cross-currency swap agreement to hedge a notional amount of CHF 28.5 million equivalent to $31.5 million of this amended intercompany loan into U.S. dollars. The loss recorded by the Company upon the settlement of the swap was not material for the period.
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
The Company held the following cross-currency rate swaps as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

					September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	356,886	374,137	(9,326)	(4,241)
Receive U.S.$			3.98%		$400,637	420,001

Pay CHF	September 28, 2022	September 29, 2023	1.95%	CHF	—	48,532	—	(3,528)
Receive U.S.$			5.32%		$—	49,142

Pay CHF	September 22, 2023	September 29, 2024	2.40%	CHF	28,500	—	342	—
Receive U.S.$			6.27%		$31,457	—

Total							$(8,984)	$(7,769)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2023 the Company recorded gains of $15.3 million and $3.3 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans. For the three and nine months ended September 30, 2022, the Company recorded gains of $16.5 million and $42.2 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans.
For the three and nine months ended September 30, 2023, the Company recorded gains of $13.8 million and $3.1 million in AOCI, respectively, related to change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2022, the Company recorded a loss of $12.3 million and a gain of $33.8 million in AOCI, respectively, related to change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2023, the Company recorded gains of $1.5 million and $4.4 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2022, the Company recorded gains of $1.1 million and $5.0 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of September 30, 2023 within the next twelve months is $4.2 million. As of September 30, 2023, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

					September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	—	51,760	—	4,713
Receive U.S.$			2.57%		$—	60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	4,223	4,307
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	288,210	(25,294)	(14,663)
Receive U.S.$			1.94%		$300,000	300,000

Total							$(21,071)	$(5,643)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2023, the Company recorded a gain of $6.1 million and a loss of $4.1 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2022, the Company recorded gains of $9.4 million and $21.5 million in AOCI, respectively, related to change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2023, the Company recorded gains of $1.8 million and $6.0 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2022, the Company recorded gains of $2.4 million and $4.7 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2023 within the next twelve months is $6.9 million.
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
During 2023, the Company entered into foreign currency forward Contracts to mitigate the risk of foreign currency on intercompany purchases in CHF. These contracts typically settle at various dates within twelve months of execution. As of September 30, 2023 the notional amount of foreign currency forward contracts was $3.5 million. During the three and nine months ended September 30, 2023 the Company recorded gains of $0.1 million and $0.3 million, respectively in AOCI related to the change in fair value of the foreign currency forward contracts.
For the three and nine months ended September 30, 2023 the company recorded a gain of $0.1 million and $0.4 million, respectively, in cost of goods sold included in the consolidated statements of operations related to the foreign currency forward contracts.
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
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2023	December 31, 2022
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$19,938	$16,682
Cross-currency swap	4,242	4,497
Net Investment Hedges
Cross-currency swap	2,380	11,653
Other assets
Cash Flow Hedges
Interest rate swap(2)	49,240	40,030
Cross-currency swap	—	—
Net Investment Hedges
Cross-currency swap	3,220	3,311
Total derivatives designated as hedges — Assets	$79,020	$76,173

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$663	$—
Cross-currency swap	—	3,528
Foreign currency forward contracts	127
Net Investment Hedges
Cross-currency swap	—	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	1,261	—
Cross-currency swap	13,226	8,738
Net Investment Hedges
Cross-currency swap	26,671	20,608
Total derivatives designated as hedges — Liabilities	$41,948	$32,874
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At September 30, 2023 and December 31, 2022, the total notional amounts related to the Company’s interest rate swaps were both $1.5 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2023 and 2022:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended September 30, 2023
Cash Flow Hedges
Interest rate swap	$56,901	$15,317	$4,964	$67,254	Interest expense
Cross-currency swap	(18,925)	13,796	15,347	(20,476)	Other income, net
Foreign Currency Forward Contract	(123)	98	87	(112)	Cost of Sales
Net Investment Hedges
Cross-currency swap	(21,239)	6,051	1,772	(16,960)	Interest income
	$16,614	$35,262	$22,170	$29,706
Three Months Ended September 30, 2022
Cash Flow Hedges
Interest rate swap	$26,939	$32,939	$(726)	$60,604	Interest expense
Cross-currency swap	(17,835)	12,332	17,627	(23,130)	Other income, net
Net Investment Hedges
Cross-currency swap	7,506	9,403	2,378	14,531	Interest income
	$16,610	$54,674	$19,279	$52,005

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Nine Months Ended September 30, 2023
Cash Flow Hedges
Interest rate swap	$56,712	$23,477	$12,935	$67,254	Interest expense
Cross-currency swap	(20,271)	3,114	3,319	(20,476)	Other income (expense),net
Foreign Currency Forward Contract	—	333	445	(112)
Net Investment Hedges
Cross-currency swap	(6,914)	(4,066)	5,980	(16,960)	Interest income
	$29,527	$22,858	$22,679	$29,706
Nine Months Ended September 30, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$94,729	$(9,831)	$60,604	Interest expense
Cross-currency swap	(9,688)	33,784	47,226	(23,130)	Other income (expense), net
Net Investment Hedges
Cross-currency swap	(2,321)	21,528	4,676	14,531	Interest income
	$(55,965)	$150,041	$42,071	$52,005
Derivative Instruments not designated hedges:
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 millions to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese Yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to $5.5 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the gains (losses) of derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency swaps	135	328	778	1,148
Total	$135	$328	$778	$1,148
8. STOCK-BASED COMPENSATION
As of September 30, 2023, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).
Stock options issued under the 2003 Plan become exercisable over specified periods, generally within four years from the date of grant for officers and employees, within one year from date of grant for directors which generally expire eight years from the grant date for employees, and from six to ten years for directors and certain executive officers, except in certain instances that result in accelerated vesting due to death, disability, retirement age or change in-control provisions within their grant agreements. The Company values stock option grants using the binomial distribution model. Restricted stock issued under the 2003 Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the 2003 Plans is subject to service and performance conditions.
Stock Options
As of September 30, 2023, there were approximately $4.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 151,293 stock options granted during the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the weighted average grant date fair value for stock options granted was $21.58 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2023, there was approximately $37.7 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 466,636 restricted stock awards and 161,218 performance stock awards during the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $51.24 and $52.87 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2023 were $0.3 million and $0.9 million. The components of the net periodic benefit costs other than the service cost component of $0.5 million and $1.6 million for the three and nine months ended September 30, 2023 are included in other income, net in the consolidated statements of operations.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The estimated fair values of plan assets were $38.2 million and $38.1 million as of September 30, 2023 and December 31, 2022, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2023 and December 31, 2022. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $5.4 million and $4.7 million as of September 30, 2023 and December 31, 2022, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2023. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the nine months ended September 30, 2023 and September 30, 2022 was $17.9 million and $16.6 million respectively, which includes $0.2 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	September 30, 2023	December 31, 2022
ROU assets	$156,760	$148,284

Current lease liabilities	14,461	14,624
Non-current lease liabilities	168,017	157,420
Total lease liabilities	$182,478	$172,044

Weighted average remaining lease term (in years):
Leased facilities	16.6 years	16.9 years
Leased vehicles	2.0 years	2.0 years

Weighted average discount rate:
Leased facilities	5.5%	5.4%
Leased vehicles	2.6%	2.7%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 were as follows:

Dollars in thousands	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,778	$12,804

ROU assets obtained in exchange for lease liabilities:
Operating leases	$19,540	$75,588
Future minimum lease payments under operating leases at September 30, 2023 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2023	$74	$5,415	$5,489
2024	296	21,821	22,117
2025	296	20,968	21,264
2026	296	18,147	18,443
2027	296	17,901	18,197
2028	296	15,740	16,036
Thereafter	246	173,735	173,981
Total minimum lease payments	$1,800	$273,727	$275,527
Less: Imputed interest			93,049
Total lease liabilities			182,478
Less: Current lease liabilities			14,461
Long-term lease liabilities			168,017
There were no future minimum lease payments under finance leases at September 30, 2023.
Related Party Leases
The Company leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a principal stockholder of the Company. The term of the current lease agreement is through October 31, 2029 at an annual rate of approximately $0.3 million. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from November 1, 2029 through October 31, 2034 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2034 through October 31, 2039 at the fair market rental rate of the premises.
11. TREASURY STOCK
As of September 30, 2023 and December 31, 2022, there were 11.8 million and 6.8 million shares of treasury stock outstanding with a cost of $612.8 million and $362.9 million, at a weighted average cost per share of $51.83 and $53.18, respectively.
On August 15, 2023, the Company entered into a $125 million accelerated share repurchase ("August 2023 ASR") and received 2.3 million shares of the common stock at inception of the August 2023 ASR, which represented approximately 80% of the expected total shares under the August 2023 ASR. On October 18, 2023 the early exercise provision was exercised by the August 2023 ASR counterparty. The Company received an additional 0.9 million shares determined using the volume-weighted average price of the Company's common stock during the term of the August 2023 ASR.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On January 26, 2023, the Company entered into a $150 million accelerated share repurchase ("January 2023 ASR") and received 2.1 million shares of common stock at inception of the January 2023 ASR, which represented approximately 80% of the expected total shares under the January 2023 ASR. The settlement of the January ASR agreement was completed in two separate transactions on April 26, 2023 and May 4, 2023, where the Company received an additional 0.30 million and 0.31 million shares respectively, determined using the volume-weighted average price of the Company's common stock during the term of the January 2023 ASR.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act implements a new excise tax of 1% on the net share repurchases made by the Company effective for share repurchases performed January 1, 2023, or after. The Company accrued $2.5 million of excise tax related to the two ASR agreements during 2023.
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
12. INCOME TAXES
The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reported tax rate	(4.8)%	15.1%	8.2%	14.8%
The Company’s effective income tax rates for the three months ended September 30, 2023 and 2022 were (4.8)% and 15.1%, respectively. For the three months ended September 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.3 million benefit related to the filing of prior year tax returns.
The Company’s effective income tax rates for the nine months ended September 30, 2023 and 2022 were 8.2% and 14.8%, respectively. For the nine months ended September 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.8 million benefit related to the filing of prior year tax returns.. The lower rate from the nine months ended September 30, 2022 was primarily due to a $5.5 million benefit related to excess tax benefits from stock compensation.
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
As of September 30, 2023, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and there is no material cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Basic net income per share:
Net income	$19,497	$49,915	$47,907	$127,604
Weighted average common shares outstanding	79,690	83,042	80,842	82,955

Basic net income per common share	$0.24	$0.60	$0.59	$1.54

Diluted net income per share:
Net income	$19,497	$49,915	$47,907	$127,604

Weighted average common shares outstanding — Basic	79,690	83,042	80,842	82,955
Effect of dilutive securities:
Stock options and restricted stock	121	357	270	521
Weighted average common shares for diluted earnings per share	79,811	83,399	81,112	83,476

Diluted net income per common share	$0.24	$0.60	$0.59	$1.53
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Dilutive potential common shares include employee equity share options, non-vested shares, and similar equity instruments granted by the Company. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.
Common stock of approximately 0.6 million and 0.3 million shares at September 30, 2023, and 2022, respectively that are issuable through exercise of dilutive securities were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
Net income	$19,497	$49,915	$47,907	$127,604
Foreign currency translation adjustment	(12,841)	(21,392)	(8,632)	(45,142)
Change in unrealized loss/(gain) on derivatives, net of tax	10,090	27,213	112	82,957
Pension liability adjustment, net of tax	(334)	(45)	—	(99)
Comprehensive income, net	$16,412	$55,691	$39,387	$165,320

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive income by component between December 31, 2022 and September 30, 2023 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2023	$22,817	$9,322	$(21,874)	$10,265
Other comprehensive gain (loss)	17,601	—	(8,632)	8,969
Less: Amounts reclassified from accumulated other comprehensive income, net	17,489	—	—	17,489
Net current-period other comprehensive gain (loss)	112	—	(8,632)	(8,520)
Balance at September 30, 2023	$22,929	$9,322	$(30,506)	$1,745
For the nine months ended September 30, 2023, the Company reclassified a gain of $17.5 million from accumulated other comprehensive income to other income, net and interest income, respectively.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
Segment Net Sales
Codman Specialty Surgical	$268,205	$249,796	$787,371	$754,967
Tissue Technologies	114,216	135,395	357,163	404,677
Total revenues	$382,421	$385,191	$1,144,534	$1,159,644
Segment Profit
Codman Specialty Surgical	$105,170	$105,717	$332,444	$308,073
Tissue Technologies	31,789	59,754	92,132	175,273
Segment profit	136,959	165,471	424,576	483,346
Amortization	(3,208)	(3,141)	(9,342)	(10,339)
Corporate and other	(107,158)	(97,281)	(339,755)	(301,927)
Operating income	$26,593	$65,049	$75,479	$171,080

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
United States	$269,838	$282,016	$817,622	$832,714
Europe	41,524	38,301	120,040	128,907
Asia Pacific	48,777	42,774	146,956	133,856
Rest of World	22,282	22,100	59,916	64,167
Total Revenues	$382,421	$385,191	$1,144,534	$1,159,644
16. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products that it sells. The royalty payments that the Company made under these agreements were not significant for any of the periods presented.
In the ordinary course of its business, the Company is involved in, from time to time, various legal actions, including any matters described below, involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, some of which have been settled by the Company. In the opinion of management, such matters are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material, adverse effect on the Company's financial condition. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
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
On September 12, 2023, a securities class action complaint, captioned Pembroke Pines Firefighters & Police Officers Pension Fund v. Integra LifeSciences Holdings Corporation, No. 23-cv-20321 (D.N.J.), was filed by a purported stockholder of the Company in the United States District Court for the District of New Jersey (the “Pembroke Litigation”) against the Company and certain of the Company’s current and former executive officers. The Pembroke Litigation, filed on behalf of a putative class of stockholders who purchased or acquired the Company’s common stock between March 11, 2019 and May 22, 2023, inclusive, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on the basis of purportedly materially false and misleading statements and omissions relating to certain quality systems issues identified by the U.S. Food and Drug Administration at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. The complaint seeks, among other things, compensatory damages, attorneys’ fees, expert fees, and other costs. The Company believes that it has strong defenses to the allegations in the Pembroke Litigation, as we intend to defend the matter vigorously.
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine month period ended September 30, 2023 and September 30, 2022 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2023 and September 30, 2022 is as follows (in thousands):

Nine Months Ended September 30, 2023	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates, Inc. (FN 2)	Location in Financial Statements
Balance as of January 1, 2023	$12,895		$230	$3,700	57,600
Change in fair value of contingent consideration liabilities	1,991	Research and development	1,887	(2,200)	6,600	Selling, general and administrative
Balance as of September 30, 2023	14,886		2,117	1,500	64,200

Short-Term	$4,373		$—	$503	$13,000
Long-Term	10,513		2,117	997	51,200
Total	$14,886		$2,117	$1,500	$64,200

Nine Months Ended September 30, 2022	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell Inc.	Location in Financial Statements
Balance as of January 1, 2022	$15,099		$230	$21,800
Change in fair value of contingent consideration liabilities	(2,681)	Research and development	—	(16,800)	Selling, general and administrative
Balance as of September 30, 2022	$12,418		$230	$5,000

Short-Term	$2,829		$—	$—
Long-Term	9,589		230	5,000
Total	$12,418		$230	$5,000
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
Derma Sciences, Inc.
The Company assumed contingent consideration incurred by Derma Sciences, Inc. ("Derma Sciences") related to its acquisitions of BioD, LLC and the intellectual property related to Medihoney® products. The Company accounted for the contingent liabilities by recording the fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney®™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACell Inc.
As part of the acquisition of ACell ("The Acell Acquisition"), the Company is required to make payments to the former shareholders of ACell up to $50 million based on the achievement by the Company of certain revenue-based performance milestones in 2023 and $50 million 2025. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The change in the fair value of the contingent obligation was primarily as a result of changes in the timing and amount of revenue estimates.

Table of Contents"
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
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
In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar words and expressions in this report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products and services in our segments; our ability to navigate and mitigate any on-going or future impact associated with economic disruptions, including supply chain constraints and inflation; expected timing for completion of research studies relating to our products; market positioning and performance of our products; divestitures and the potential benefits thereof; the costs and benefits of integrating previous acquisitions; anticipated timing for Food and Drug Administration (“FDA”) in the U.S., as well as for non-U.S. regulatory approval of new products; statements regarding the issues causing the voluntary removal of the Company’s CereLink ICP Monitor System and the Company’s voluntary recall of all products manufactured at its Boston facility; the potential effects of the process deviations identified at the Boston manufacturing facility; the anticipated impact of the voluntary removal and recall and manufacturing stoppage on the Company’s business; the Company’s ability to address in a timely manner the product-related issues discussed herein and re-initiate sales of Cerelink and resume manufacturing activities at its Boston facility; our future financial performance; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding healthcare costs; general economic conditions; and the potential impact of our compliance with governmental regulations and accounting guidance.
On September 12, 2023, a securities class action complaint, captioned Pembroke Pines Firefighters & Police Officers Pension Fund v. Integra LifeSciences Holdings Corporation, No. 23-cv-20321 (D.N.J.), was filed by a purported stockholder of the Company in the United States District Court for the District of New Jersey (the “Pembroke Litigation”) against the Company and certain of the Company’s current and former executive officers. The Pembroke Litigation, filed on behalf of a putative class of stockholders who purchased or acquired the Company’s common stock between March 11, 2019 and May 22, 2023, inclusive, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on the basis of purportedly materially false and misleading statements and omissions relating to certain quality systems issues identified by the U.S. Food and Drug Administration at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. The complaint seeks, among other things, compensatory damages, attorneys’ fees, expert fees, and other costs. The Company believes that it has strong defenses to the allegations in the Pembroke Litigation, as we intend to defend the matter vigorously.
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

Table of Contents"
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
GENERAL
Integra LifeSciences is a world leader in medical technologies and products that transform surgical, neurologic and regenerative care to help restore patients’ lives. Our mission is to innovate treatment pathways to advance patient outcomes and set new standards of care. Founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue, Integra LifeSciences Holdings Corporation common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
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
Following the completion of our strategic refresh, we refocused our strategies around five pillars. Of these five pillars, we have identified three core growth drivers: innovating for outcomes, growing internationally, and broadening our impact on care pathways. We have enabled by two key levers: driving operational and customer excellence and cultivating a high-performance culture. As outlined in greater detail below, we believe these five pillars will enable us to realize and advance our integrated growth strategy.
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

Table of Contents"
Driving Operations and Customer Excellence. Integra has been making investments to build more responsive and scalable processes, enhance the reliability of our supply chain, and drive productivity initiatives to further supply and lower costs. Additionally, we continue to invest in technologies, systems and processes to enhance the customer experience. In 2023, we continue to invest in our capacity expansion. This includes ongoing projects of transferring our Boston manufacturing to a new location in Braintree, MA., validating manufacturing processes in our 109 facility in Plainsboro, and increasing cleanroom capacity in our Memphis location.
In 2022, certain transactional back-office finance and customer service activities were outsourced to enhance customer quality, build scale for future growth, and capture cost efficiencies.
Cultivating a High-Performance Culture. Creating a culture focused on empowerment and agility and building a diverse and inclusive workplace are cornerstones of our people strategy. These efforts resulted in Integra being named in several best workplace lists globally in 2023, including Integra China being recognized as a Great Place to Work in Greater China. Additionally, we have been making great strides in advancing our environmental, social and governance ("ESG") agenda to drive sustainability across the organization and recently published our second annual ESG report in the third quarter of 2023.
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
We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities. We launched a modified 23 kHz CUSA Electrosurgery Module (CEM) for Clarity handpieces that can be used with additional electrosurgery generators in August 2023.
In 2023, we continued to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, Inc. ("Arkis") we added a platform technology, CerebroFlo® external ventricular drainage ("EVD"), catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD Catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our Bactiseal® antimicrobial technology with the Endexo anti-occlusive technology continues to progress for both a silicone-based hydrocephalus and EVD project.
In 2023, we continued to advance our innovation from the Rebound Therapeutics Corporation ("Rebound Therapeutics"), which was acquired in 2019. Rebound Therapeutics specializes in single-use medical device, known as the Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. In the third quarter of 2021, we conducted a limited clinical launch of the Aurora Surgiscope for use in minimally invasive neurosurgery as well as initiated a registry called MIRROR to collect data on early surgical intervention using this same technology platform for blood evacuation. In 2022, we launched the Aurora® Evacuator with Coagulation device in the U.S., designed to be used in conjunction with our Aurora Surgiscope to safely address and evacuate fluid in the brain. Additionally, the 9 mm Surgiscope 510(k) was submitted to the FDA in August 2023 and is currently under review, with clearance and launch expected in Q4 2023 or Q1 2024.
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. In June 2022, we launched the Neutus® EVD system, our first EVD in China. The Neutus EVD system is manufactured in China by Shanghai Haoju Medical Technology Co., Ltd. under an exclusive distribution arrangement. The device is used in the management of CSF and is highly complementary to our Bactiseal® catheter and advanced intercranial pressure monitoring products. We launched our CereLink ICP Monitor System in the U.S. and Europe direct markets. Refer below to the information appearing in the "FDA Matters" section for additional information on the voluntary recall of the CereLink ICP Monitor System.
Within our TT segment, in 2022, we launched NeuraGen 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and engineered to create an optimized environment for nerve regeneration. In the third quarter of 2021, we filed the PMA application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction, for which we hope to obtain FDA approval in 2025. On December 6, 2022, we completed the acquisition of SIA, which develops, markets and sells DuraSorb®, a resorbable synthetic matrix for plastic and reconstructive surgery. This acquisition advances our global strategy in breast reconstruction, expanding plans to access the U.S. market where SIA is pursuing pre-market approval for use in IBBR. In 2023, the Company received 510(k) clearance for MicroMatrix® Flex
As part of our ongoing efforts to remain compliant, the Company continues to work towards European Union Medical Device Regulation ("EU MDR") certifications. In 2023 the Company has received EU MDR certification in the CSS segment for Hakim Programmable Valves. Additionally, the Company has received EU MDR certification in the TT segment for IDRT and BioPatch.

Table of Contents"
FDA Matters
On August 18, 2022, we, after consultation with the FDA and other regulatory authorities outside of the United States, initiated an immediate voluntary global product removal of all CereLink intracranial pressure monitors as a result of customer reports about monitors whose pressure readings were out of range. We believe that the out-of-range readings are principally caused by a combined interaction of electrical noise (originating from sources such as electrical components in the device, other devices set up near the CereLink Monitor, and the hospital power grid) and an electrical potential difference between the patient and monitor. These out-of-range readings have occurred at a low incidence rate and at a limited number of sites; however, out of an abundance of caution, we removed all CereLink monitors from the field.
We submitted a traditional application for 510(k) to the FDA on September 15, 2023 which includes design changes to remedy the issue. We plan to resume shipments of CereLink monitors in the U.S. following receipt of 510(k) clearance. Shipments resumed in international markets with a limited release in Q3 2023. As of September 30, 2023, we maintained a $1.3 million provision for product returns, and a $0.8 million rework accrual.
On March 7, 2019, TEI Biosciences, Inc. ("TEI"), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter related to quality systems issues at TEI's manufacturing facility located in Boston, Massachusetts. The Boston facility manufactures extracellular bovine matrix products. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to its corrective actions. On October 28, 2021, the FDA initiated an inspection of the facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021 (the "2021 Form 483"). We provided an initial response to the inspection observations. On March 1, 2023, the FDA commenced an inspection of the Boston facility, and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the TEI Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted an initial response to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the Warning Letters and Form 483s and are continuing our significant efforts to remediate the observations. Although the Warning Letters and the Form 483s do not restrict our ability to manufacture or ship products or require the recall of any products, in May 2023, after consultation with the FDA, the Company initiated a voluntary recall of products manufactured in the Boston facility distributed between March 1, 2018 and May 22, 2023, and extended the temporary halt of manufacturing at the facility to implement additional detection and quality controls. Following implementation of such controls, the Company expects to resume manufacturing at its Boston facility by late in the fourth quarter of 2023. Additionally, the Warning Letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, but premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed We cannot give any assurances that the FDA will be satisfied with our response to the issues identified by the FDA or as to the expected date of the resolution of such issues. Until the issues cited by the FDA are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
Revenues of products manufactured in the Boston facility for the year ended December 31, 2022 were approximately 5.3% of consolidated revenues. In the nine months ended September 30, 2023, due to the Boston recall, the Company recorded a $19.7 million provision for product returns, as a reduction of net revenue. Of this amount, $9.0 million was credited to customers in the nine months ended September 30, 2023. The Company also recorded a $24.6 million write off of inventory that was no longer able to be sold.

Optimization and Integration Activities
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. These efforts are expected to continue and while we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain. In support of our continued focus on product margins we closed a manufacturing facility located in France in 2022, and transferred production to our existing Switzerland facility. In addition to closing the manufacturing facility, we outsourced certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies.

Table of Contents"
RESULTS OF OPERATIONS
Executive Summary
Net income for the three and nine months ended September 30, 2023 was $19.5 million and $47.9 million, or $0.24 and $0.59 per diluted share respectively, as compared to $49.9 million and $127.6 million or $0.60 and $1.53 per diluted share for the three and nine months ended September 30, 2022. The decrease in net income for the three and nine months ended September 30, 2023, was primarily driven by impacts from the Boston recall. This includes inventory write-offs of $24.6 million and a provision for product returns of $19.7 million for the nine months ended September 30, 2023.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
Acquisition, divestiture and integration-related charges	$5,832	$(13,842)	$18,056	$(19,552)
Structural optimization charges	5,893	10,112	15,022	24,604
EU medical device regulation	13,490	13,208	34,172	32,970
Boston recall expenses(1)	5,636	—	33,687	—
Total	$30,851	$9,478	$100,937	$38,022
(1) This includes inventory write-offs and idle capacity charges.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
Cost of goods sold	$11,223	$4,198	$50,437	$13,859
Research and development	5,448	5,723	13,878	15,528
Selling, general and administrative	14,302	877	37,371	12,440
Gain from Sale of Business	—	(644)	—	(644)
Other income	(122)	(676)	(749)	(3,161)
Total	$30,851	$9,478	$100,937	$38,022
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

Table of Contents"
Revenues and Gross Margin
The Company's revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
Segment Net Sales
Codman Specialty Surgical	$268,205	$249,796	$787,371	$754,967
Tissue Technologies	114,216	135,395	357,163	404,677
Total revenues	$382,421	$385,191	$1,144,534	1,159,644
Cost of goods sold	164,076	148,445	486,292	439,418
Gross margin on total revenues	$218,345	$236,746	$658,242	$720,226
Gross margin as a percentage of total revenues	57.1%	61.5%	57.5%	62.1%
Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022
Revenues
For the three months ended September 30, 2023, total revenues decreased by $2.8 million to $382.4 million from $385.2 million for the same period in 2022. This decrease was primarily driven by the impact of the Boston recall, which was comprised of $6.8 million of return reserve recorded, as well as a decline in revenue of $20.5 million. The decrease was also inclusive of a favorable foreign currency impact of $1.0 million on revenues, as well as a $4.4 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $2.9 million related to the SIA Acquisition. Excluding the impacts of these items, domestic revenues increased by $11.2 million, or 4.3% as compared to the prior year period. International revenues increased by $14.5 million or 14.9% as compared to the prior period. The increase in domestic revenues was primarily driven by our Instruments and Neurosurgery portfolios. The increase in international revenues was primarily driven by increases in our APAC region including China, Japan, and Australia.
In the CSS segment, revenues were $268.2 million which was an increase of $18.4 million, or 7.4% as compared to the prior-year period, inclusive of a $0.9 million favorable foreign currency impact on revenue. Excluding the impact of foreign exchange, Neurosurgery portfolio grew mid single digits primarily due to sales in Dural Access, Neuro Monitoring and CSF Management. Sales in our instruments portfolio increased mid single digits as compared to the same period in the prior year.
In the TT segment, revenues were $114.2 million which was a decrease of $21.2 million, or 15.6% from the prior-year period. This decrease is primarily driven by the impact of the Boston recall of $6.8 million additional return reserve and $20.5 million decline in revenue. The decrease is also inclusive of a $0.1 million favorable foreign currency impact on revenue, a $4.4 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business, and an increase of $2.9 million related to the SIA Acquisition. Excluding the impact of these items, the TT segment increased high single digits as compared to the same period in the prior year, attributable to strong sales in MicroMatrix®, Cytal®, Gentrix® and amniotics.
Gross Margin
Gross margin was $218.3 million for the three months ended September 30, 2023, a decrease of $18.4 million from $236.7 million for the same period in 2022. Gross margin as a percentage of revenues was 57.1% for the three months ended September 30, 2023 and 61.5% for the same period in 2022. The decrease in gross margin percentage was primarily associated with the Boston recall, which includes a provision for product returns of $6.8 million and idle capacity at the Boston facility of $5.1 million for the three months ended September 30, 2023.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2023	2022
Research and development	7.0%	6.4%
Selling, general and administrative	42.3%	37.3%
Intangible asset amortization	0.8%	0.8%
Total operating expenses	50.1%	44.5%

Table of Contents"
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $20.1 million, or 11.7% to $191.8 million in the three months ended September 30, 2023, compared to $171.7 million in the same period in 2022. The increase in operating expenses compared to the prior year is primarily a result of the SIA Acquisition combined with higher spend in selling activities as a percentage of revenue.
Research and Development
Research and development expenses for the three months ended September 30, 2023 increased by $1.9 million as compared to the same period in the prior year. This increase in spending resulted from additional spending related to the SIA Acquisition, new product development and clinical studies.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended September 30, 2023 increased by $18.1 million as compared to the same period in the prior year driven primarily due to increased costs associated with SIA Acquisition and higher spend in commercial selling activities. Prior year expenses included a reduction in the fair value of contingent consideration for ACell of $13.1 million.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended September 30, 2023 was $3.2 million compared to $3.1 million for the same period in the prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
Dollars in thousands	2023	2022
Interest income	$4,607	$3,264
Interest expense	(13,062)	(12,809)
Gain (loss) from the sale of business	—	644
Other income, net	471	2,648
Total non-operating income and expense	$(7,984)	$(6,253)
Interest Income
Interest income for the three months ended September 30, 2023 increased by $1.3 million as compared to the same period in the prior year due to higher interest rates.
Interest Expense
Interest expense for the three months ended September 30, 2023 increased by $0.3 million as compared to the same period in the prior year.
Other Income, net
Other income, net for the three months ended September 30, 2023 decreased by $2.2 million compared to the same period in the prior year. The decrease is primarily driven by lower Transition Service Agreement ("TSA") income from our recent divestitures.
Income Taxes

	Three Months Ended September 30,
Dollars in thousands	2023	2022
Income before income taxes	$18,609	$58,796
Income tax (benefit) expense	(888)	8,881
Effective tax rate	(4.8)%	15.1%
Our effective income tax rates for the three months ended September 30, 2023 and 2022 were (4.8)% and 15.1%, respectively.
For the three months ended September 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.3 million benefit related to the filing of the prior year tax returns.

Table of Contents"
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
Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022
Revenues and Gross Margin
For the nine months ended September 30, 2023, total revenues decreased by $15.1 million to $1,144.5 million from $1,159.6 million for the same period in 2022. This decrease was primarily driven by the impact of the Boston recall, which was comprised of $19.7 million of return reserve recorded, as well as a decline in revenue of $42.4 million. The decrease was also inclusive of an unfavorable foreign currency impact of $7.7 million on revenues, as well as a $16.3 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business. This also includes an increase of $7.2 million related to the SIA Acquisition. Excluding the impacts of these items, domestic revenues increased by $36.8 million, or 4.7% as compared to the prior year period. International revenues increased by $30.2 million or 9.8% as compared to the prior period. The increase in domestic revenues was primarily driven by increases in our Instruments and Neurosurgery portfolio. The increase in international revenues was primarily driven by our APAC region including China, Japan, and Australia.
In the CSS Segment, revenues were $787.4 million an increase of $32.4 million, or 4.3% from the prior period, inclusive of a $7.2M unfavorable foreign currency impact on revenue. Excluding the impact of foreign exchange, Neurosurgery portfolio grew mid single digits primarily due to sales in Dural Access, CSF Management, and Advanced Energy. Sales in our instruments portfolio increased high single digits as compared to the same period in the prior year.
In the TT segment, revenues were $357.2 million, a decrease of $47.5 million, or 11.7% from the prior-year period, inclusive of a $0.5 million unfavorable foreign currency impact on revenue, a $16.3 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business, and of $7.2 million related to the SIA Acquisition. This also includes the impact of the Boston recall of $19.7 million return reserve and $42.4 million decline in revenue. Excluding the impact of these items, the TT segment increased high single digits as compared to the same period in the prior year, attributable to strong sales in MicroMatrix®, Cytal®, Gentrix® and amniotics.
Gross Margin
Gross margin was $658.2 million for the nine months ended September 30, 2023, a decrease of $62.0 million from $720.2 million for the same period last year. Gross margin as a percentage of total revenue decreased to 57.5% for the nine months ended September 30, 2023 from 62.1% in the same period last year. The decrease in gross margin percentage was primarily associated with the Boston recall, which includes inventory write-offs of $24.6 million, a provision for product returns of $19.7 million, and idle capacity at the Boston facility of $9.0 million for the nine months ended September 30, 2023.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2023	2022
Research and development	7.0%	6.4%
Selling, general and administrative	43.1%	40.0%
Intangible asset amortization	0.8%	0.9%
Total operating expenses	50.9%	47.4%

Table of Contents"
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $33.6 million, or 6.1% to $582.8 million in the nine months ended September 30, 2023, compared to $549.1 million in the same period in 2022.
Research and Development
Research and development expenses for the nine months ended September 30, 2023 increased by $5.5 million as compared to the same period in the prior year. This increase in spending resulted from additional spending related to the SIA Acquisition, new product development and clinical studies.
Selling, General and Administrative
Selling, general and administrative costs increased by $29.1 million as compared to the same period in the prior year driven primarily due to increased costs associated with SIA Acquisition and higher spend in commercial selling activities. Prior year expenses included a reduction in the fair value of contingent consideration for ACell of $13.1 million.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the nine months ended September 30, 2023 was $9.3 million compared to $10.3 million for the same period in prior year.
We expect total annual amortization expense to be approximately $20.7 million for the remainder of 2023, $82.2 million in 2024, $82.1 million in 2025, $82.0 million in 2026, $80.0 million in 2027, $78.5 million in 2028 and $477.1 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
Dollars in thousands	2023	2022
Interest income	$12,653	$6,606
Interest expense	(37,626)	(36,700)
Gain from the sale of business	—	644
Other income, net	1,705	8,056
Total non-operating income and expense	$(23,268)	$(21,394)
Interest Income
Interest income for the nine months ended September 30, 2023 increased by $6.0 million as compared to the same period last year due to higher interest rates.
Interest Expense
Interest expense for the nine months ended September 30, 2023 increased by $0.9 million as compared to the same period last year.
Other Income, net
Other income, net for the nine months ended September 30, 2023, decreased by $6.4 million primarily due to lower Transition Service Agreement ("TSA") income from our recent divestitures.
Income Taxes

	Nine Months Ended September 30,
Dollars in thousands	2023	2022
Income before income taxes	$52,211	$149,686
Income tax (benefit) expense	4,304	22,082
Effective tax rate	8.2%	14.8%
The Company’s effective income tax rates for the nine months ended September 30, 2023 and 2022 were 8.2% and 14.8%, respectively.
For the nine months ended September 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.8 million benefit related to the filing of the prior year tax returns. The lower rate from the nine months ended September 30, 2022 was primarily due to a $5.5 million benefit related to excess tax benefits from stock compensation.

Table of Contents"

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
United States	$269,838	$282,016	$817,622	$832,714
Europe	41,524	38,301	120,040	128,907
Asia Pacific	48,777	42,774	146,956	133,856
Rest of World	22,282	22,100	59,916	64,167
Total Revenues	$382,421	$385,191	$1,144,534	$1,159,644
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
Domestic revenues decreased by $12.2 million for the three months ended September 30, 2023 compared to the same period last year. European sales increased by $3.2 million for the three months ended September 30, 2023 compared to the same period last year. Sales to customers in Asia Pacific increased by $6.0 million for the three months ended September 30, 2023. Sales to customers in the the Rest of World for the three months ended September 30, 2023 increased by $0.2 million compared to the same period last year. The international revenues were impacted by $1.0 million of favorable foreign exchange impact, with the larger impact in Europe. The decrease in global revenues is primarily the result of the Boston recall which affected both Domestic and International markets. Sales in China, Japan, and Australia led to continued growth in our Asia Pacific market.
Domestic revenues decreased by $15.1 million for the nine months ended September 30, 2023 compared to the same period last year. European sales decreased by $8.9 million for the nine months ended September 30, 2023 compared to the same period last year. Sales to customers in Asia Pacific increased by $13.1 million million for the nine months ended September 30, 2023. Sales to customers in the Rest of World for the nine months ended September 30, 2023 decreased by $4.3 million million compared to the same period last year.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company's working capital as of September 30, 2023 and December 31, 2022 was $671.5 million and $840.6 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $273.7 million and $456.7 million at September 30, 2023 and December 31, 2022 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2023, our non-U.S. subsidiaries held approximately $247.7 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S..
Cash Flows

	Nine Months Ended September 30,
Dollars in thousands	2023	2022
Net cash provided by operating activities	$81,205	$179,135
Net cash used in investing activities	(36,949)	(3,760)
Net cash used in financing activities	(223,035)	(154,254)
Effect of exchange rate fluctuations on cash	(4,150)	(22,632)

Table of Contents"
Cash Flows Provided by Operating Activities
Operating cash flows for the nine months ended September 30, 2023 decreased by $97.9 million compared to the same period in 2022. Within operating cash flows, net income less non-cash adjustments decreased for the nine months ended September 30, 2023 by approximately $55.9 million as compared to the same period in 2022 primarily due to lower revenues attributable to the Boston recall along with higher selling expenses.
The changes in assets and liabilities for the nine months ended September 30, 2023, net of business acquisitions, decreased cash flows by $91.7 million, mainly attributable to increases in inventory, other current assets, and decreases in accrued expenses and other current liabilities due to reduced payments processed during the year.
The changes in assets and liabilities for the nine months ended September 30, 2022, net of business acquisitions, decreased cash flows by $49.7 million, primarily due to increases in inventory to support increased sales.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the nine months ended September 30, 2023 related to $42.3 million paid for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
Sources of cash from investing activities for the nine months ended September 30, 2023 were $5.4 million in proceeds from settlement of our net investment hedges.
Uses of cash from investing activities during the nine months ended September 30, 2022 related to $27.9 million paid for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments as well as the final $4.7 million payment related to the final developmental milestone for Rebound Therapeutics Corporation.
Sources of cash from investing activities during the nine months ended September 30, 2022 included proceeds from the sale of the TWC business of $24.0 million. The proceeds from the sale of the TWC business of $27.8 million is presented net of cash transferred of $3.5 million and other transaction fees. Additionally, the Company also received $4.9 million proceeds on cross-currency swaps designated as net investment hedge.
Cash Flows Used in Financing Activities
Uses of cash from financing activities in the nine months ended September 30, 2023 related to the repurchase of shares of treasury stock of $275.0 million under the January and August 2023 accelerated share repurchase agreements, as well as repayments of $85.9 million under our Senior Credit Facility and Securitization Facility. We also had $7.6 million in payment of debt issuance costs. In addition, the Company had $5.5 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the nine months ended September 30, 2023 were $146.9 million borrowing under our Senior Credit Facility and Securitization Facility and $4.1 million proceeds from the exercise of stock options.
Uses of cash from financing activities in the nine months ended September 30, 2022 related to the repurchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement, repayments of $40.8 million under our Senior Credit Facility and Securitization Facility. In addition, we had $24.3 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the nine months ended September 30, 2022 were $34.3 million borrowing under our Senior Credit Facility and Securitization Facility and $1.6 million proceeds from the exercise of stock options.
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

Table of Contents"
Share Repurchase Plan
On August 15, 2023, the Company entered into a $125.0 million accelerated share repurchase ("August 2023 ASR") and received 2.3 million shares of the Common stock at inception of the August 2023 ASR, which represented approximately 80% of the expected total shares under the August 2023 ASR. On October 18, 2023 the early exercise provision was exercised by the August 2023 ASR counterparty. The Company received an additional 0.9 million shares determined using the volume-weighted average price of the Company's common stock during the term of the August 2023 ASR.
On January 26, 2023, the Company entered into a $150.0 million accelerated share repurchase ("January 2023 ASR") and received 2.1 million shares of the common stock at inception of the January 2023 ASR, which represented approximately 80% of the expected total shares under the January 2023 ASR. The settlement of the ASR agreement was completed in two separate transactions on April 26, 2023 and May 4, 2023, where the Company received an additional 0.30 million and 0.31 million shares respectively, determined using the volume-weighted average price of the Company's common stock during the term of the January 2023 ASR.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the nine months ended September 30, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on the revolving portion and term loan component of the Senior Credit Facility, Securitization Facility and 2025 Notes. See Note 6. Debt, to the Notes to Unaudited Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. We also lease some of our manufacturing facilities and office buildings which have future minimum lease payments associated. See Note 10. Leases and Related Party Leases, to the Notes to Unaudited Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a schedule of our future minimum lease payments. Amounts related to our other obligations, including employment agreements and purchase obligations were not material.
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

Table of Contents"
OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 did not materially change in the nine months ended September 30, 2023.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report), and is applicable to the current period’s unaudited condensed consolidated financial statements.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2023 would impact interest income by approximately $2.7 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of September 30, 2023. The total notional amounts related to the Company’s interest rate swaps were $1.5 billion with $775.0 million effective as of September 30, 2023. Based on our outstanding borrowings at September 30, 2023, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.7 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.

Table of Contents"
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, we have and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 16, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I of this Quarterly Report) for further details on current legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company during the quarter ended September 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the plans or program

07/01/23 - 07/31/23	—	$—	—	$—
08/01/23 - 08/31/23	2,296,739	$54.42	2,296,739	25,000,000
09/01/23 - 09/30/23	—	$—	—	25,000,000
	2,296,739	$—	2,296,739

Table of Contents"
On August 15, 2023, the Company entered into a $125 million accelerated share repurchase ("August 2023 ASR") and received 2.3 million shares of the Common stock at inception of the August 2023 ASR, which represented approximately 80% of the expected total shares under the August 2023 ASR. The remaining purchase transactions are expected to be completed in the fourth quarter of 2023.
See Note 11, Treasury Stock, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for additional information regarding our share repurchase program and the 2023 ASRs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on October 25, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

Table of Contents"
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 25, 2023	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2023	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2023	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)