Form 10-K
period 2023-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2024-02-28
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐
 No  ☒
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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,256.6 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 27, 2024 was 78,219,780.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 9, 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “Integra LifeSciences,” “Integra,” “the Company,” “we,” “our,” and “us” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this report, including statements under “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("the "Exchange Act"). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:
•the on-going and possible future effects of global challenges, including macroeconomic uncertainties, such as supply chain disruptions, inflation, bank failures, rising interest rates and availability of capital markets, the Israel-Hamas and Ukraine-Russia wars, other economic disruptions and U.S. and global recession concerns, on our customers and suppliers, and on our business, financial condition, results of operations and cash flows;
•general economic and business conditions, both domestically and in our international markets, including the effect of the continuing worldwide macroeconomic uncertainty and increasing trade regulations and tariffs;
•our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
•anticipated trends in our business;
•anticipated demand for our products, particularly capital equipment;
•our ability to produce and deliver products in sufficient quantities to meet sales demands;
•the ongoing and possible future effects of supply chain constraints, including the availability of critical raw materials and components, as well as cost inflation in materials, packaging and transportation;
•our expectations concerning our ongoing restructuring, integration and manufacturing transfer and expansion activities;
•existing and future regulations affecting our business, and enforcement of those regulations;
•conducting business internationally;
•our failure to comply with the substantial regulation related to quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition, or results of operations;
•our ability to remediate all matters identified in United States Food & Drug (the "FDA") observations and warning letters that we received or may receive;
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
•the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees and maintain engagement and efficiency in remote work environments;
•anticipated trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations;
•the effect of any future public health crises, including the timing, scope and effect of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to such crises; and
•other risk factors described in Item 1A. "Risk Factors" in this Annual Report on Form 10-K.
Forward-looking statements can be identified by forward-looking words such as “believe,” “may,” “could,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “expect,” “target,” “pursue,” “forecast,” “hope” and similar expressions in this Annual Report on Form 10K. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding our five-pillar growth strategy; the closing of our pending acquisition of Acclarent, Inc. on anticipated terms and timing, or at all; the anticipated benefits of our pending acquisition of Acclarent, Inc.; expectations and plans with respect to strategic initiatives, product development and regulatory approvals, including the anticipated resumption of manufacturing at the Company’s Boston, Massachusetts facility. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

PART I
ITEM 1. BUSINESS
OVERVIEW
Integra LifeSciences Holdings Corporation is a leading global medical technology company innovating treatment pathways to advance patient outcomes and set new standards of surgical, neurologic and regenerative care.
Founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue, our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” We have developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
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
Strategy
Following the completion of our strategic refresh in 2023, we refocused our strategies around five pillars. Of these five pillars, we have identified three core growth drivers: (1) innovating for outcomes, (2) growing internationally, and (3) broadening our impact on care pathways. Our execution of the core growth drivers is enabled by two key levers: (4) driving operational and customer excellence and (5) cultivating a high-performance culture. As outlined in greater detail below, we believe these five pillars will enable us to realize and advance our integrated growth strategy.
To this end, our executive leadership team has established the following key priorities aligned to the following five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio, including via acquisitions. For example, we entered into a stock purchase agreement to acquire Acclarent, Inc. (“Acclarent”) from Ethicon, Inc., a subsidiary of Johnson & Johnson in December 2023. Acclarent is an innovator and market leader in ear, nose and throat (“ENT”) procedures and we believe that the acquisition of Acclarent will provide Integra with the opportunity to become a leading provider of ENT products and technologies. Furthermore, we believe that, owing to the ENT segment being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT segment and across our other CSS technology platforms. Additionally, we seek clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. For example, in 2021, we filed a pre-market approval (“PMA”) application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. In 2022, we acquired SIA, which is also pursuing a pre-market approval for DuraSorb for use in implant-based breast reconstruction (“IBBR”), and in June 2023 we completed enrollment in the DuraSorb U.S. IDE clinical study for two-stage breast reconstruction; the primary follow-up period is one year after device implantation. We hope to obtain FDA approvals for both products in 2025. We also continued to advance the development of pioneering neurosurgical technologies with the expansion of our product offerings. In 2023 we launched the CUSA® Clarity Tips for use in surgical procedures requiring the controlled fragmentation, emulsification and aspiration of bone as well as in laparoscopic liver surgery.
Growing Internationally. Over the years, we have been significantly expanding our global footprint through investments in our commercial organization, the expansion and development of international markets and new product introductions. As part of our In-China-For-China strategy, we continue the build out of our assembly capabilities in our new facility in Suzhou, China. Several new products were introduced in select international markets in 2023, including MicroMatrix® and Certas Plus® Programmable Valve which were launched in Europe, and CUSA Clarity Laparoscopic tip which was launched in Australia,

New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen Secure, received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, was approved in China.
Broadening Impact on Care Pathways. We seek ways to develop products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care in the hospital setting and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care.
Driving Operations and Customer Excellence. We have been making investments to build more responsive and scalable processes, enhance the reliability of our supply chain, and drive productivity initiatives to further supply and lower costs. Additionally, we continue to invest in technologies, systems and processes to enhance the customer experience. In 2023, we continued to invest in our capacity expansion. This includes ongoing projects of transferring our Boston manufacturing to a new location in Braintree, Massachusetts., validating manufacturing processes in our manufacturing facility in Plainsboro, New Jersey and increasing cleanroom capacity in our Memphis, Tennessee location.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we have focused on employee empowerment and agility and building a diverse and inclusive workplace. These efforts resulted in our being named in several best workplace lists globally in 2023. Additionally, we have been making further strides in advancing our environmental, social and governance ("ESG") agenda to drive sustainability across the organization and recently published our second annual ESG report in the third quarter of 2023. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Annual Report on Form 10-K.
BUSINESS SEGMENTS
We currently manufacture and sell our medical technologies and products in the following two reportable business segments: Codman Specialty Surgical and Tissue Technologies. We include financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16, Segment and Geographic Information to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
Codman Specialty Surgical
Our CSS segment offers global, neurosurgery market-leading technologies, brands and instrumentation. The product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions. We offer leading technologies in dural repair, ultrasonic tissue ablation, intracranial pressure ("ICP") monitoring, hydrocephalus management, and cranial stabilization systems, while providing a rich research and development pipeline for growth.
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
Tissue Technologies
Our TT segment focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair and consists of five unique regenerative technology areas - highly engineered bovine collagen, bovine dermis, porcine urinary bladder, human amniotic tissue, and resorbable synthetic mesh. This broad regenerative platform, which includes multiple leading brands such as Integra® Dermal Matrices, AmnioExcel®, SurgiMend®, MicroMatrix® and NeuraGen®, primarily addresses the needs of plastic, reconstructive and general surgeons focused on the treatment of acute wounds, such as burns, chronic wounds, including diabetic foot ulcers, and surgical tissue repair, such as hernia, tendon, peripheral nerve repair and protection. Following our acquisition of SIA in 2022, we have also sought to expand our IBBR product offerings and in June 2023 we completed enrollment in the DuraSorb U.S. IDE clinical study for two-stage breast reconstruction.
We have a specialized sales organization composed of directly employed sales representatives, as well as specialty distributors, organized based upon their call point. Our wound reconstruction sales representatives call on surgeons doing procedures in limb salvage, trauma, wound reconstruction and burns, and chronic wounds primarily in the inpatient wound care clinic setting. We also have a dedicated surgical reconstruction sales team focused on plastic and reconstructive surgery and hernia procedures with differentiated products. Finally, we have a distributor network focused on biologics. Outside the U.S., we have a combination of direct and indirect sales channels in international markets to sell certain product lines.
This business segment also includes private-label sales of a broad set of our regenerative and wound care technologies. Our customers are other medical technology companies that sell to end markets primarily in spine, surgical and wound care.
COMPETITION
The healthcare industry is highly competitive and characterized by continual change and improvements in technology. This is particularly the case in the market segments in which we operate. A number of companies have developed or are expected to develop products that compete or will compete with our products. Many of these competitors offer a broader product portfolio and have greater brand recognition than we do, which may make these competitors more attractive to hospitals, group purchasing organizations, laboratories, physicians and other potential customers. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by changes to industry standards or guidelines or advances in technology. We can give no assurance that we will be able to compete successfully with existing or new competitors
Our competitors for CSS include divisions within Medtronic, Inc., Stryker Corporation, Steris PLC, and B. Braun Medical, Inc. In addition, we compete with many smaller specialized companies and larger companies that do not otherwise focus on the offerings of Codman Specialty Surgical technologies. We rely on the depth and breadth of our sales and marketing organization, our innovative technologies, and our procurement and manufacturing operations to maintain our competitive position.
Our competitors for TT include Smith & Nephew plc, Organogenesis Holdings Inc., MiMedx Group, Inc., Allergan PLC, Becton Dickinson and Company, and Axogen, Inc. We compete with additional companies who partially participate in soft tissue reconstruction of complex wounds, peripheral nerve repair and surgical reconstruction. In addition, our products also compete against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that utilize autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete based on our products' features, strength of our sales force or distributors, sophistication of our technology and cost effectiveness of our solution.
We believe that the success of our products depends on our ability to differentiate ourselves and to demonstrate that our products deliver the clinical and operational attributes that are most important and cost-effective to customers. These attributes include, but are not limited to, superiority in efficacy, ease of use, reliability, accuracy, quality and cost. We believe our continued success depends in large part upon our ability to invest in product enhancements and technologies that will help us distinguish our product portfolio from our competitors.
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. The markets in which we participate are characterized by rapid technological change, frequent product introductions and evolving customer requirements. Investment in research and development is critical to driving our future growth. Our research and development efforts are focused on the further development and improvement of our existing products, the design and development of new innovative medical technologies and regulatory compliance across all our business segments. We apply our core competency in regenerative technology to innovate products for neurosurgical, wound applications, plastic surgery, and reconstructive surgery and we have extensive R&D development programs for our core platforms of electromechanical technologies. Additionally, we conduct products and clinical studies to generate efficacy and health economic evidence.
Regenerative Technologies. We were the first company to receive an FDA claim for regeneration of dermal tissue and are a world leader in regenerative technology. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template ("IDRT") products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, including our launch of NeuraGen 3D, provides us with strong platform technologies for multiple indications.

In the second quarter of 2023, after consultation with the FDA, The Company initiated a voluntary global recall of all products manufactured at the Boston facility, including Primatrix®, Surgimend®, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023. See Item 1A. Risk Factors, under the heading Risks Related to our Regulatory Environment and under Item 7. General Management's Discussion and Analysis of Financial Condition and Results of Operations - FDA Matters of this Annual Report on Form 10-K for further discussion.
In the third quarter of 2021, we filed a PMA application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. In 2022, we acquired SIA, which is also PMA for DuraSorb with IBBR, and in June 2023 we completed enrollment in the DuraSorb U.S. IDE clinical study for two-stage breast reconstruction; the primary follow-up period is one year after device implantation. By offering two distinct product solutions, we believe we have the opportunity to build a leading position in the IBBR market. We hope to obtain FDA approvals in 2025.
Additionally, in 2022 we launched NeuraGen 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and engineered to create an optimized environment for nerve regeneration. Following the completion of design control activities in 2022, we launched both Cytal and MicroMatrix in Europe in 2023. In 2023, the Company received 510(k) clearance from the FDA for MicroMatrix® Flex.
Electromechanical Technologies and Instrumentation. The CSS business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen®, DuraSeal®, CUSA®, Mayfield®,Bactiseal®, and Certas® Plus,which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in registrations, clearances, and approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid ("CSF") management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery ("MIS") and the surgical management of intracerebral hemorrhage ("ICH"). Our lighting franchise is among the most dynamic in the industry.
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities. In 2022, we made progress to several enhancements to our CUSA Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) clearance from the FDA. Commercial launch was completed successfully in early 2023. In August 2023, we launched a modified 23 kHz CUSA Electrosurgery Module (CEM) for Clarity handpieces that can be used with additional electrosurgery generators. We continue to work with several instrument partners to bring new surgical instrument platforms to the market.
Throughout 2023 we also continued to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, Inc. ("Arkis") we added a platform technology, CerebroFlo® external ventricular drainage ("EVD"), catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our Bactiseal® antimicrobial technology with the Endexo anti-occlusive technology continues to progress for both a silicone-based hydrocephalus and EVD project.
Throughout 2023, we continued to advance our innovation from the Rebound Therapeutics Corporation ("Rebound Therapeutics"), which was acquired in 2019. Rebound Therapeutics specializes in a single-use medical device, known as the Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. The 9mm Surgiscope received 510(k) clearance from the FDA in the fourth quarter of 2023.

In the third quarter of 2021, we launched our CereLink ICP Monitor System in the U.S. and Europe and continued the global rollout in the first half of 2022. On August 18, 2022, the Company, after consultation with the FDA and other regulatory authorities outside of the United States, initiated an immediate voluntary global product removal of all CereLink® intracranial pressure monitors. We believe that the out-of-range readings are principally caused by a combined interaction of electrical noise (originating from sources such as electrical components in the device, other devices set up near the CereLink Monitor, and the hospital power grid) and an electrical potential difference between the patient and monitor. We submitted a traditional 510(k) submission to the FDA on September 15, 2023 as a result of customer reports about monitors whose pressure readings were out of range. We have received 510(k) clearance from the FDA on February 4th, 2024. We plan to resume shipments of CereLink monitors in the U.S. in the first quarter of 2024. Shipments resumed in international markets with a limited release in the third quarter of 2023. See Item 1A. Risk Factors, under the heading Risks Related to our Regulatory Environment and under Item 7. General Management's Discussion and Analysis of Financial Condition and Results of Operations - FDA Matters of this Annual Report on Form 10-K for further discussion.

MANUFACTURE AND AVAILABILITY OF RAW MATERIALS
We manufacture products at manufacturing facilities located in various countries throughout the world. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries.
In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from one or a limited number of suppliers. We have established long-term supply contracts with many of our suppliers and our practice is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. Some of our manufacturing operations are located outside of the U.S., including in Puerto Rico, Switzerland, Ireland and France. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. In the event we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Certain of our products, including but not limited to our dermal regeneration products, duraplasty products, wound care products, and nerve and tendon repair products, contain material derived from bovine tissue. We take great care to provide products that are safe and free of agents that can cause disease. In particular, the collagen used in the products that we manufacture is derived from the deep flexor tendon of cattle less than 24-months old from New Zealand, a country that has never had a reported case of bovine spongiform encephalopathy ("BSE") (otherwise known as mad cow disease), from the U.S. or from fetal bovine dermis. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and fetal bovine skin are in the lowest-risk category for BSE transmission, and therefore considered to have a negligible risk of containing the agent that causes BSE.
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
SEASONALITY
Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles in the U.S. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. The main exceptions to this pattern occur because of material acquisitions.
GOVERNMENT REGULATION AND COMPLIANCE
We are a manufacturer and marketer of medical devices and Human Tissue and Cell Based Products ("HCT/Ps") and therefore are subject to extensive regulation by the FDA, the Center for Medicare Services of the U.S. Department of Health and Human Services ("HHS"), other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices and HCT/Ps, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the products, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of products, and other matters. FDA product approvals may be withdrawn or suspended if compliance with regulatory standards is not maintained or if problems occur following initial marketing.
Our business is also affected by patient and data privacy laws and government payer cost containment initiatives, as well as environmental health and safety laws and regulations.
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
Under the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), authorization to commercially distribute a new medical device in the U.S. is generally obtained in one of two primary ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our medical device is substantially equivalent to a legally marketed medical device. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. The second, more rigorous process, known as pre-market approval (“PMA”) requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process. The PMA process involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities and/or additional patient follow-up for an indefinite period of time.
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
Human Cells, Tissues and Cellular and Tissue-Based Products
Integra, through its wholly-owned subsidiary BioD LLC (“BioD”), is involved with the recovery, processing, storage, transportation and distribution of donated amniotic tissue. The FDA has specific regulations governing HCT/Ps. An HCT/P is a product containing, or consisting of, human cells or tissue intended for transplantation into a human patient. Examples of HCTPs include bone, ligament, skin and cornea.
Some HCT/Ps fall within the definition of a biological product, medical device or drug regulated under the FD&C Act. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval from the FDA.
Section 361 of the Public Health Service Act (“Section 361”) authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, and Good Tissue Practices when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting.
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
Medical Device Regulations
The FDA requires that a manufacturer obtain 510(k) clearance or a PMA for a variety of reasons, such as introducing a new medical device or new indication for use of an existing medical device, before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of new medical devices in Classes II and III. Commercial sales of our Class II medical devices (except for Class II exempt devices) and Class III medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act (Class II) or the granting of a pre-market approval, or PMA (Class III).
The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and may require clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to another device that is currently marketed under a 510(k); a device that is referred to as “predicate device.” As a result, FDA clearance requirements may extend the development process for a considerable length of time. In the case of a PMA, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices (i.e., Class III devices) that are used to support or sustain human life or which present a potential, unreasonable risk of illness or injury, may take several years and requires the submission of extensive performance and clinical information.
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

We also are required to register with the FDA as a medical device manufacturer and any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions, and our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. FDA regulates unclassified devices via the 510(k) process and has the authority to classify these devices and/or require Special Controls, additional testing and submission of a new 510(k) as part of the classification process for unclassified devices that are currently on the market as 510(k) cleared products. If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter, institute proceedings to detain or seize products, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice. The majority of Integra manufacturing facilities participate in the Medical Device Single Audit Program and are audited annually for compliance with the Quality System for US FDA, Canada, Australia, Brazil, and Japan.
Medical device regulations also are in effect in many of the countries in which we do business outside the U.S. In the European Economic Area ("EEA"), which is comprised of the 27 member states of the European Union (the "EU") plus Norway, Iceland and Liechtenstein, medical devices need to comply with specific requirements. These requirements were previously known as "Essential Requirements" under the former EU Medical Devices Directive (Council Directive 93/42/EEC, or MDD) and are now defined "General Safety and Performance Requirements (GSPR)" under the new EU Medical Devices Regulation (Regulation (EU) 2017/745, or "EU MDR"). Although the requirements set forth in the EU MDR are generally consistent with those laid out in the MDD (with a few exceptions), the EU MDR is intended, among other things, to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. Under the MDD, medical devices must meet the MDD standards and receive CE Mark Certification prior to marketing in the EEA. Although we continue to transition our certification profile to meet the new EU MDR requirements, these stricter regulations set forth in the EU MDR may pose additional challenges for Integra to continue marketing products in the EU as these regulations come into force. See “Item 1A. Risk Factors - We are subject to stringent domestic and foreign medical device regulations and oversight and any adverse action may adversely affect our ability to compete in the marketplace and our financial condition and business operations” of this Annual Report on Form 10-K.
CE Mark Certification requires a comprehensive quality system program, technical documentation, clinical evaluation and data on the product which are then reviewed, by a Notified Body. A Notified Body is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The MDD, MDR, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices or interpreting and enforcing existing regulations more strictly. Compliance with these regulations requires extensive documentation and clinical reports for our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with the ISO 13485 Quality System standard.
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
Regulations Governing Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers and patient need for our products and procedures and, the coverage and reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. The delivery of our devices is subject to regulation by the HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare items and services. Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the U.S., the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers' healthcare services have the potential to significantly affect our operations and revenue.
Implementation of legislative or regulatory reforms to reimbursement systems, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
Other regulations
Anti-Bribery Laws. In the U.S., we are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. Similar anti-bribery laws exist in many of the countries in which we sell our products outside the U.S., as well as the United States Foreign Corrupt Practices Act (the “FCPA”) which addresses the activities of U.S. companies in foreign markets. Our products also are subject to regulation regarding reimbursement, and U.S. healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These global laws require that we exercise care in designing our sales and marketing practices, including interactions with healthcare professionals, and customer discount arrangements. See “Item 1A. Risk Factors – We are exposed to a variety of risks relating to our international sales and operations” of this Annual Report on Form 10-K for further details.
Import-export. Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, and import-export. Among other things, these laws restrict, and in some cases can prevent, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in our business dealings with entities in and from foreign countries. In addition to our need to comply with such regulations in connection with our direct activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If we, or the third parties through which we do business, are not in compliance with applicable import, export control or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business
Environmental Health and Safety. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to country-specific, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe that our environmental, health and safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations. However, risk of accidental releases or injury from these materials is possible. These risks are managed to minimize or eliminate associated business impacts. In the event of this type of accident, we could be held liable for damages and face a liability that could exceed our resources. We could be subject to a regulatory shutdown of a facility that could prevent the distribution and sale of products manufactured there for a significant period of time, and we could suffer a casualty loss that could require a shutdown of the facility in order to repair it, any of which could have a material, adverse effect on our business. Although we continuously strive to maintain full compliance with respect to all applicable global environmental, health and safety laws and regulations, we could incur substantial costs to fully comply with future laws and regulations, and our operations, business or assets may be negatively affected. Furthermore, global environmental, health and safety compliance is an ongoing process. We have compliance procedures in place for compliance with Employee Health & Safety laws, driven by a centrally led organizational structure that ensures proper implementation, which is essential to our overall business objectives.
In addition, we are subject to numerous federal, state, foreign and local laws relating to safe working conditions, environmental protection and fire hazard control, among others. We may be required to incur significant costs to comply with these laws and regulations in the future and complying with these laws may result in a material adverse effect upon our business, financial condition and results of operations.
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
For example, in the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. For example, in the U.S. we are obligated to comply with the requirements of the Health Insurance and Portability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPPA”). Under HIPAA, the HHS has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information used or disclosed by covered entities including health care providers and their business associates, as well as covered subcontractors. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation. In addition, the FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices.
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
Please refer to “Item 1A. Risk Factors – Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities” of this Annual Report on Form 10-K for additional discussion of the risks accompanying compliance with data privacy and cybersecurity laws and regulations.
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
HUMAN CAPITAL
Our people are our greatest asset and we view human capital management and the strength of our employees as integral to the long-term success of our business. We understand that we rely on our employees worldwide to propel our organization forward with great ideas, innovations and leadership.
Workforce Demographics

As of December 31, 2023, we had approximately 3,946 regular full and part time employees and 1383 contingent, subcontracted, and outsourced partners.
Approximately 70% of our employees are located in the United States, 21% in Europe, 2% in Latin America and Canada and 7% in Asia Pacific which includes Australia and New Zealand.

Diversity and Inclusion
A diverse workforce and an inclusive culture and work environment is a business priority and a key to our long-term success. We believe our company is stronger when we build diverse teams and leverage broad perspectives. Diverse teams meet the needs of our shareholders, customers, colleagues and communities we serve. Our commitment to diversity and inclusion starts at the top with our Board of Directors and Chief Executive Officer. At all levels of the Company, we focus on attracting, retaining, and developing our diverse talent. We have implemented initiatives to promote awareness of our corporate commitment to diversity and inclusion and employ trainings and other educational programs to inform and educate our workforce – forming communities of advocates and allies to help advance a culture of inclusion – develop inclusive leadership skills and identify and minimize the impact of unconscious bias. Through our Employee Resource Groups (ERGs), leadership councils and external partnerships, we provide opportunities for colleagues to create a welcoming culture, advance diversity and inclusion in the workplace and to provide feedback to our executive team. In fiscal year 2023, we expanded the number of Integra-sponsored ERGs to seven (7) as we believe our ERGs, which are employee-led groups, provide career and leadership development and networking opportunities for members and strengthen ties between employees of many different backgrounds, cultures, and interests.
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
We are a pay-for-performance company committed to fair pay. All compensation decisions are made without regard to personal characteristics such as, but not limited to, gender, race, color, national or ethnic origin, age, disability, sexual orientation, gender identity or expression, genetic information, religion, or veteran status. As part of our commitment to compensation equity, Integra regularly conducts a pay equity analysis, reviewing how our organization compensates employees against external and internal data in conjunction with the role and scope of each position and making adjustments if necessary.
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
Employee Health and Safety:
We are committed to providing a safe environment for all employees and visitors. We rely on our environmental, health and safety management systems as well as entrusting our managers to oversee and ensure health and safety at their respective sites and foster a workplace culture to achieve that end. We implement our approach globally by our systems and support at regional and country levels from colleagues that implement proper safety protocols, identify and correct hazards, and remain safety conscious at all times. Managers are expected to enforce health and safety regulations, including compliance with applicable federal, state and local laws. Our Environmental Health and Safety ("EH&S") organizational structure incorporates both workplace EH&S coordinators and compliance teams. We have developed an Incident Procedure Policy and General Safety Rules that guide our colleagues to improve our workplace environment, improve safety, and reduce risk and costs.
Employee Engagement and Wellbeing
We regularly seek employee feedback and sentiment about our workplace through global engagement surveys conducted on at least a bi-annual basis. After each survey is complete, we share detailed results with senior management and all employees within each department. We are incorporating employee survey results into our corporate strategies – across company, division and function levels – and have further used this employee feedback to modify corporate programs and initiatives. We believe this process enables us to monitor employee engagement and create a continuously improving, satisfying work environment for our employees.
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
AVAILABLE INFORMATION
We are subject to the informational requirements of the Exchange Act of 1934. In accordance with the Exchange Act, we file annual reports on Form 10K, quarterly reports on Form 10Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and other information with the Securities and Exchange Commission, ("the SEC"). Our financial information may be viewed, including the information contained in this report, and other reports we file with the SEC, on the Internet, without charge as soon as reasonably practicable after we file them with the SEC, in the “SEC Filings” page of the Investor Relations section of our website at investor.integralife.com. A copy may also be obtained for any of these reports, without charge, from our Investor Relations department, 1100 Campus Road, Princeton, NJ 08540. Alternatively, reports filed may be viewed or obtained through the SEC's website at www.sec.gov.
Investors and others should note that we announce material financial information to our investors using our investor relations website (investor.integralife.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our Company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels listed on our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Additional corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and global code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
GLOBAL CHALLENGES AND MACROECONOMIC CONDITIONS
The continuing worldwide macroeconomic and geopolitical uncertainty may adversely affect our business and prospects.
Geopolitical instability and other macroeconomic factors, including inflation, supply chain disruptions, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations. Global economic disruptions have continued to impact the global supply chain, primarily through constraints on raw materials and electronic components. Additionally, we have observed a reduction in both inbound and outbound transportation capacity as a result of port closures, shipping lane disruptions and delays since the Coronavirus Disease ("COVID-19") pandemic, all of which is causing longer lead times in receiving raw materials, as well as increased freight costs. These highly competitive and constrained supply chain conditions are increasing our cost of sales, which has and may continue to adversely impact our profitability.

Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including wars and acts of terrorism, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, rising interest rates, bank failures and the accessibility of capital markets. Uncertainty about global economic conditions may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply.
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
RISKS RELATING TO OUR BUSINESS
Our operating results may fluctuate.
Our operating results, including components of operating results such as gross margin and operating expenses, may fluctuate from time to time. Our operating results have fluctuated in the past and can be expected to do so from time to time in the future. Some of the factors that may cause these fluctuations include:
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
•disruption of our operations and sales resulting from political instability, war, insurrections, extreme weather conditions, the outbreak of disease, natural disasters, or other events outside our control that damage our manufacturing, distribution, or infrastructure of those facilities, or the suppliers and service providers for those facilities;
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
•risks related to epidemics or similar widespread health concerns;
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
Fluctuations in our operating results, including any of the above factors, may cause the market price of our common stock to fluctuate.
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
Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, enhance existing products, implement marketing plans, secure regulatory approval for products under development and maintain previously-obtained approvals, demonstrate clinical and economic effectiveness, obtain and maintain reimbursement coverage and funding under third-party payors and foreign governmental health systems, obtain patent protection and produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from third-party payors and foreign governmental health systems could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances, changes in customers' requirements or in payor or regulatory evidence requirements. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary to gain entry or maintain our position or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and are developing products to compete with our dural repair products, regenerative skin, neuro critical care monitors and ultrasonic tissue ablation devices, among others. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Competitive pressures could adversely affect our profitability. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in the areas in which we compete.
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
•there is economic pressure to contain healthcare costs in domestic and international markets, and, regardless of the consolidation discussed above, providers generally are exploring ways to cut costs by eliminating purchases or driving reductions in the prices that they pay for medical devices, implementing national and provincial tender pricing, as recently implemented in China, or increasing clinical or economic evidence thresholds for product formularies;
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
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2021 and December 31, 2023, we have acquired two businesses at a total cost of approximately $358.4 million which amount includes our acquisition of ACell, Inc. in January 2021 for $306.9 million and our acquisition of Surgical Innovation Associates, Inc. for $51.5 million in December 2022. Both of these acquisitions added products to our complex wound management and plastic and reconstructive surgery product portfolios, respectively, and provides additional growth opportunities for our TT segment.

In December 2023, we entered into a definitive agreement to acquire Acclarent from Johnson & Johnson, for $275.0 million in cash, subject to customary purchase price adjustments, and a cash payment of $5.0 million upon the achievement of a regulatory milestone. Completion of our pending acquisition of Acclarent is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions, including with respect to divestitures, or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the pending acquisition or reducing the anticipated benefits of the pending acquisition. If we are required to agree to any material conditions in order to obtain any approvals required to complete the pending acquisition, the business and results of operations of our company following the closing may be adversely affected.
We may be unable to continue to implement our growth strategy and it may ultimately be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Failure to complete the Acclarent acquisition, on a timely basis or at all, could negatively impact our future business and financial results and those of the acquired business. Any new acquisition could result in material transaction expenses, increased operating, amortization and interest expenses, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material, adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them and could require significant expenditures to address those controls or subject us to increased risk. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. Failure to integrate acquired businesses and operations (including acquired employees and systems), retain key customers and suppliers of any acquired business or manage the cost of providing our products or price our products appropriately could preclude realization of the full benefits that we expect from there transactions. Our failure to meet the challenges involved in integrating the business in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or loss of momentum in, our activities and could materially and adversely affect our results of operations. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for the running of our business and the development of our business as well as risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Some acquisitions may include the need for ongoing product development to occur consistent with time sensitive milestones in order for the Company to achieve its commercial projections for the acquisition. Our future profitability will depend in part upon our ability to develop our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. As a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Certain potential acquisitions are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic acquisitions and could result in mandated divestitures. If we are unsuccessful in our acquisition strategy, we may be unable to meet our financial targets and our financial performance could be materially and adversely affected. In addition, dispositions of certain key products, technologies and other rights, including pursuant to conditions imposed on us to obtain regulatory approvals, may affect our business operations.
These risks may be heightened in cases where a substantial portion of an acquired businesses’ operations, employees or customers are located outside the U.S. Any one or all of these factors could complicate the integration of acquired employees and operations, increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. For example, following the anticipated consummation of the Acclarent acquisition, the ongoing conflict in Israel, including any escalation or expansion thereof, and the measures enacted by the Israeli and other governments in response may make it more difficult for us to both integrate Acclarent and realize the anticipated benefits of the acquisition.
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
Our global business exposes us to operational and economic risks.
A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America and Europe.

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
The Russia-Ukraine conflict and resulting sanctions and export restrictions are creating barriers to doing business in Russia and adversely impacting global supply chains. While we have no manufacturing, distribution or direct material suppliers in the region, we are closely monitoring the potential raw material or supplier impact in both Russia and Ukraine. Materials like palladium and neon, which are both dependent on Russian supply, are part of broader semiconductor shortages in industry. Additional sanctions, export restrictions, and potential countermeasures within Russia may lead to greater uncertainty and geopolitical shifts in Asia that could cause additional adverse impacts on global supply chains and our business, results of operations, financial condition and cash flows.
Exchange rate fluctuations and foreign currency hedges could adversely affect our financial results.
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
We are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flows change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this Annual Report on Form 10K, and Note 7, Goodwill and Other Intangible Assets to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
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
Our supply chain and our cost of goods also may be negatively impacted by unanticipated price increases due to factors such as global economic disruptions, electronic component shortages, fear of future or ongoing pandemics, inflation, including wage inflation, recessionary conditions and geopolitical events, including the wars in Ukraine and Israel, all of which are beyond our control or the control of our suppliers.
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
Global supply constraints have and may continue to adversely affect our ability to meet customer demand, and increase our costs to manufacture, transport and warehouse a certain subset of our products. In addition, global supply constraints have resulted in increases to the costs of production of certain of our products that we may not be able to pass on to our customers. We expect these factors will continue to impact us in the future and obtaining alternative sources of raw materials and components could involve significant costs and regulatory challenges and may not be available to us on commercially reasonable terms, if at all.

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
Economic and political instability around the world could adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers could reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales, particularly the sales of capital equipment such as our ultrasonic surgical aspirators, neuro monitors and cranial stabilization products, or result in a reduction in elective and non-reimbursed procedures. The occurrence of those economic conditions could make it more difficult for us to accurately forecast and plan our future business activities and depending on their severity, could have a material, adverse effect on our business, financial condition and results of operations.
Our private label product lines depend significantly on key relationships with third parties, which we could be unable to establish and maintain.
Our private label business depends in part on entering into and maintaining long-term supply agreements with third parties. The third parties with whom we have entered into agreements might terminate these agreements for a variety of reasons, including developing other sources for the products that we supply. In addition, the voluntary global recall of all products manufactured in our Boston, Massachusetts facility ("the Boston recall") and manufacturing stoppage impacted certain of our private label products and, following the anticipated resumption of the commercialization of products manufactured at the Boston facility, we are unable to predict the effect that the Boston recall will have on our relationships for such private label products. The diminution or termination of our most important relationships could adversely affect our expectations for the growth of private label products.
RISKS RELATED TO OUR REGULATORY ENVIRONMENT
We are subject to stringent domestic and foreign medical device regulations and oversight and any adverse action may adversely affect our ability to compete in the marketplace and our financial condition and business operations.
Our medical devices and technologies, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies, as discussed in “Part 1, Item 1. Business – Government Regulation” of this Annual Report on Form 10-K. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We are also subject to regulations that may apply to certain of our products that are Drug/Device Combination products or are considered to be subject to pharmaceutical regulations outside the U.S. Before a new medical device, or a new use of an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the FD&C Act, a grant of a request for de novo classification, or a PMA from the FDA, unless an exemption applies. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products could be costly, time consuming and burdensome, lead to failed clinical trials or weakened clinical evidence, involve modifications, repairs or replacements of our products and result in limitations on the indicated use of our products, which may negatively impact our ability to market our products and services, result in delays or prevent full commercial realization of future products or service. Furthermore, failure to obtain timely approvals or renewals may result in significant penalties and fines. Additional regulations govern the approval, initiation, conduct, monitoring, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Failure to comply, could subject us to significant enforcement actions and sanctions, including halting the study, rejection of data generated in the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. In addition, without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.
We are subject to extensive complex regulatory requirements by domestic and foreign government agencies and any failure to comply with our ongoing responsibilities under their applicable laws and regulations could result in a material adverse impact on our business. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our business. In addition, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.
We also are subject to the European Medical Device Regulation (“MDR”), which was adopted by the European Union (“EU”) as a common legal framework for all EU member states. The implementation for Class I products occurred on May 26, 2021 and the European Commission recently extended the implementation period to the end of 2027 for high-risk devices and to the end of 2028 for medium and low risk devices. Under the EU MDR, companies that wish to manufacture and distribute medical devices in EU member states must meet certain quality system, and safety requirements as well as ongoing product monitoring responsibilities. Companies must also obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Complying with the requirements of these regulations may require us to incur significant expenditures. Expenditures for EU MDR compliance activities amounted to $46.6 million for the year ended December 31, 2023 and we anticipate incurring additional expenditures in connection with our on-going efforts to obtain certification for our products under the European Medical Device Regulation. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which if incurred, could have a material adverse impact on our business, results of operations and cash flows.
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
In addition, maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. Our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to the FDA's Quality System Regulation and Good Manufacturing Practices. Please refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – FDA Matters" (Part II, Item 7 of this Annual Report on Form 10-K) for more information relating to the warning letter we received from the FDA related to inspection observations of the quality systems at our Boston, Massachusetts manufacturing facility and our remediation efforts and expectations regarding the resumption of commercial distribution of products manufactured at the Boston facility. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.
Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.
We are subject to laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid.
Our international operations are subject to the provisions of the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), which prohibits U.S. companies and their representatives from offering or making improper payments to foreign officials for the purpose of obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. Our international operations are also subject to various other international anti-bribery laws such as the UK Anti-Bribery Act. In addition, the Chinese government recently launched a campaign to combat corruption in healthcare with a focus on pharmaceutical and medical device companies covering production, supply, sales, usage, and reimbursement. The target of the campaign is kickbacks to hospitals and healthcare professionals with a focus on transfers of value to healthcare professionals in the form of grants, donations, event sponsorships, honoraria, and consulting fees. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.

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
Both before and after a device is placed on the market, numerous regulatory requirements apply, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products are ineffective or may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban medical devices. We may, under own initiative, recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found, or withdraw a product to improve device performance or for other reasons. For example, in May 2023, after consultation with the FDA, we initiated a voluntary global recall of all products manufactured in our Boston, Massachusetts facility distributed between March 1, 2018 and May 22, 2023. For more information concerning the Boston recall, including our remediation efforts and expectations regarding the resumption of commercial distribution of products manufactured at the Boston facility, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FDA Matters" in this Annual Report on Form 10-K.
Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations and cash flows. A recall could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.
The adoption of healthcare reform in the U.S. and initiatives sponsored by other governments may adversely affect our business, results of operations and/or financial condition.
Our operations may be substantially affected by potential fundamental changes in the global political, economic and regulatory landscape of the healthcare industry. Government and private sector initiatives to limit the growth of healthcare costs are continuing in the U.S., and in many other countries in which we do business, causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. These initiatives include price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements. For example, Congress also drafts and introduces, from time to time, legislation that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. The adoption of some or all of these initiatives could have a material, adverse effect on our financial condition and results of operations.
We cannot predict what impact ongoing uncertainty regarding federal and state health reform proposals, instability of the insurance markets, changes in the U.S. administration and policy, an expansion in government’s role in and/or additional proposals and/or changes to the U.S. health care system or its legislation will have on our customer’s purchasing decisions and/or reimbursement which could have a material adverse effect on our business. We expect that additional state and federal and foreign health care reform measures will be adopted in the future, including those initiatives affecting coverage and reimbursement for our products, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could adversely affect the growth of the market for our products or demand for our products, or result in additional pricing pressures. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. We continue to monitor the implementation of such legislation and, to the extent new market or industry trends or new governmental programs evolve, we will consider implementing or implement programs in response.
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
With respect to bovine, among other products, our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2023, 43.4% of our revenues derived from products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. The World Organization for Animal Health recognizes the U.S. as having a negligible risk for BSE, which is the highest status available.
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
Furthermore, the potential risk of accidental contamination or injury from these materials cannot be eliminated, and there is also a risk that such contamination previously has occurred in connection with one of our facilities or in connection with one of the companies we have purchased. In the event of such an accident or contamination, we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources and could have a material impact on our operations and cash flows. We may not be able to maintain insurance on acceptable terms or at all.

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
There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.
If we do not retain our key personnel and attract and retain other highly skilled employees, our business could suffer.
If we fail to recruit, develop and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, develop and retain and motivate highly skilled sales, marketing, manufacturing and scientific personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we recognize that attracting, retaining and developing a diverse workforce is a critical success factor for our business. In that regard, we are continuously facing significant competition in our markets and at all levels in the workforce. We also continue to face the challenges of maintaining employee well-being, recognizing that the continued additional financial, family and health burdens that many employees may be experiencing due to macroeconomic uncertainties, including inflation, and other factors, may adversely impact job performance, employee engagement and employee retention. Additionally, in our industry, there is substantial competition for key personnel in the regions in which we operate. Labor shortages and competition for qualified personnel, particularly as employees are increasingly able to work remotely, could cause disruptions in our business operations. If we fail to effectively manage any organizational and/or strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
RISKS RELATED TO TAX AND DEBT
We may have additional tax liabilities.
We are subject to income taxes in the U.S. and many foreign jurisdictions and are commonly audited by various tax authorities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken and the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. The results of an audit or litigation could have a material, adverse effect on our financial statements in the period or periods for which that determination is made and could result in the imposition of fines and penalties.
Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company's operating results.
We are subject to income taxes, as well as taxes that are not income-based, in both the U.S. and many foreign jurisdictions. Taxes could significantly increase due to changes in tax laws or changes in our interpretation of those laws. For example, the Organization for Economic Co-operation and Development, a global policy forum, released model rules related to a new 15% global minimum tax regime. Several of the jurisdictions that we operate in have already adopted these rules, which could impact the amount of taxes that we pay. Taxes could also significantly increase due to changes in accounting guidance. Our future effective tax rate could be unfavorably affected by numerous factors including a change in, or the interpretation of, tax rules and regulations in the jurisdictions in which we operate (including changes in legislation currently being considered), the expiration of or disputes about certain tax agreements in a particular jurisdiction, a change in our geographic earnings mix, and/or to the jurisdictions in which we operate, or a change in the measurement of our deferred taxes.
Our leverage and debt service obligations could adversely affect our business.
Our leverage and debt service obligations could adversely affect our business. As of December 31, 2023, our total consolidated external debt was approximately $1.4 billion (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5, Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a discussion of our consolidated external debt). We may also incur additional indebtedness in the future. Our substantial indebtedness could have material, adverse consequences, including:
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
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business, acquisitions, and ongoing capital expenditures, which could impede our growth. In addition, our ability to comply with, renegotiate or extend the Company’s debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or the overall economy, may adversely affect the availability and cost of credit to us and/or our ability to comply with our existing obligations.
GLOBAL PUBLIC HEALTH CONCERNS
Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.
Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics. Such pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets in which we sell our products and in which we operate. In response to the COVID-19 pandemic, governments around the world imposed measures designed to reduce the transmission of COVID-19 and individuals responded to the fear of contracting COVID-19.
Additionally, the impact of the COVID-19 pandemic and its aftermath on general macroeconomic conditions has led to disruptions in the global supply chain, primarily through a lack of availability of raw materials and electronic components. We have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services.
The direct and indirect disruptions caused by the pandemic and the responses of both governments and individuals could negatively impact the number of surgical and medical intervention procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows. The extent to which fear of exposure to or actual effects of COVID-19, new variants, disease outbreak, epidemic or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions, the efficacy of vaccination and treatment; impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; the timing, scope and effectiveness of U.S. and international governmental response; and the impact on the health, well-being and productivity of our employees.
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
If we fail to obtain a required license or are unable to design our products so as not to infringe on the proprietary rights of others, we may be unable to sell some of our products, and this potential inability could have a material, adverse effect on our revenues and profitability and cash flows.
We may be involved in lawsuits relating to our intellectual property rights and promotional practices, which may be expensive.
The medical device industry is characterized by extensive intellectual property litigation and to protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or opposition proceedings, against or by third parties. In addition, we may have to institute proceedings regarding our competitors’ promotional practices or defend proceedings regarding our promotional practices. Legal proceedings are costly, and, even if we prevail, the cost of the legal proceedings could affect our profitability and cash flows. In addition, litigation is time-consuming and could divert management's attention and resources away from our business. Moreover, in response to our claims against other parties, those parties could assert counterclaims against us.
RISKS RELATED TO CYBERSECURITY AND DATA PRIVACY
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
Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities.
State, federal and foreign laws, such as HIPAA or the California Consumer Privacy Act of 2018, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third-party payors. These standards also continue to evolve and are often unclear and difficult to apply. We have incurred and expect that we will continue to incur significant costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new federal, state and international laws governing the unauthorized disclosure or exfiltration of confidential and personal information which are continuously being enacted and proposed. Outside the U.S., we are impacted by privacy and data security requirements at the international, national and regional level, and on an industry specific basis. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the EU, increasingly stringent data protection and privacy rules have been enacted. The EU General Data Protection Regulation (GDPR) applies uniformly across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the SEC that were received not less than 180 days before the end of our 2023 fiscal year.
ITEM 1C. CYBERSECURITY
Information Technology and Cybersecurity
Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, financial information, intellectual property, and other sensitive information related to our customers and workforce. Given the importance of cybersecurity to our business, we maintain a comprehensive information technology and cybersecurity program to increase both the effectiveness of our systems and our preparedness for cybersecurity risks, including security monitoring for internal and external threats to bolster the confidentiality, integrity and availability of our information assets. We regularly perform evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests and incident response simulations, and our information technology infrastructure and cybersecurity management system are subject to external program assessments on a regular basis. In 2017, we adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) to bolster our cybersecurity management system and reduce cybersecurity risks.
We engage multiple independent third-party cybersecurity services and consulting firms to review our cybersecurity program and we have entered into partnerships with entities such as the Health Information Sharing and Analysis Center, the Cybersecurity & Infrastructure Security Agency, InfraGard, the Department of Homeland Security, the Cyber Fraud Task Forces and the Center for Internet Security to complement our program and bolster our data protection and privacy efforts. To monitor and minimize the risks from cybersecurity threats associated with our use of third-party service providers, we require the completion of standardized information gathering questionnaires from service providers prior to entering any engagement for services. Further, we utilize security ratings from industry-recognized sources to provide an external analysis of such third-party service providers. We work closely with these industry-recognized sources to interpret the security ratings results in the context of the specific characteristics of our information technology and cybersecurity systems, which helps inform our assessment of the efficacy and reliability of the third-party vendors we use. We also conduct periodic internal reviews of the performance and reliability of the third-parties we have engaged for cybersecurity services.
Management and Board Oversight
The Board has overall responsibility for the oversight of risk management at the Company, which includes overseeing our process for identifying, assessing and mitigating significant financial, operational, strategic, cybersecurity and other risks that may affect the Company. Our Chief Information Officer, or CIO, leads our cybersecurity program and our Director, Cybersecurity leads our cybersecurity team. Our CIO provides periodic reports relating to cybersecurity matters to the Board, as well as our Chief Executive Officer and other members of our senior management, as appropriate. Our executive leadership team and Board provide principal oversight and guidance of our cybersecurity risk management programs and processes. We have established a cybersecurity executive steering committee to review and discuss cybersecurity issues and review our security metrics. The committee is comprised of a cross-functional group of senior executives, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Director, Cybersecurity, and is responsible for the implementation and oversight of the processes and systems we use to assess and manage risk from cybersecurity threats as well as cybersecurity incidents. Our CIO and committee members have significant work experience related to cybersecurity issues or oversight and members of our cybersecurity team hold vendor-neutral and vendor-specific certifications from organizations such as the Information Systems Audit and Control Association (ISACA), the Computing Technology Industry Association (CTIA) and the International Information System Security Certification Consortium (ISC2). In addition, we require all new employees to complete cybersecurity training so they are better able to understand how to identify, protect, and preserve sensitive data and minimize risks related to cybersecurity matters. We supplement this new hire training with annual training and certification programs, which includes social engineering simulations. We continue to expand and improve our global training programs to raise employee awareness of security obligations and members of senior management regularly provide employees with communications regarding the cybersecurity environment to increase employee awareness of cybersecurity trends and emerging risks.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Our monitoring capabilities, including our internal auditing procedures, internal control over financial reporting and corporate compliance programs, are designed in part to inform management about our material risks, including those related to cybersecurity risks. In the event of an incident which jeopardizes the confidentiality, integrity, or availability of our information assets, and our risk management systems, we maintain a regularly tested incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery or data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. Although the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the team is generally led by the CIO or another member of the cybersecurity executive steering committee and will include other information technology and legal personnel. In the event of a potentially material incident, the incident response team regularly reports to both the Company’s Board and members of senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer to assist in making determinations regarding applicable SEC reporting requirements.
In addition, our Board receives regular reports from management on matters relating to strategic and operational initiatives, financial performance, cybersecurity and legal developments. The Company’s Enterprise Risk Management program, which has been adopted by the Company to further enhance oversight of risks inherent to our business and allow members of the Board and management to gain a greater understanding of the efforts being undertaken to manage the risks confronting the Company, covers cybersecurity risks.
Our management believes that our current systems and practice of implementing regular updates positions us well to support current needs and future growth. We use a strategic information systems multi-year planning process that involves senior management and is integrated into our overall business planning. Information systems projects are prioritized based upon strategic, financial, regulatory, risk and other business advantage criteria.

Cybersecurity Risks
As of December 31, 2023, we have not had any material cybersecurity incidents. However, we face risks associated with cybersecurity incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts or other scams. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a security incident or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident. See “Risk Factors–Risks Related to Cybersecurity and Data Privacy—Cyber-attacks or other disruptions to our information technology systems could adversely affect our business” and “—Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities."

ITEM 2.	PROPERTIES
As of December 31, 2023, we lease approximately 166,991 square feet of space in Princeton, NJ, where we house our principal headquarters, sales operations, and support functions. This lease expires in 2035.
Our segments utilize key manufacturing and research facilities located in California, Indiana, Maryland, Massachusetts, New Jersey, Ohio, Illinois, Puerto Rico, Tennessee, Utah, France, Germany, Ireland, and Switzerland. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Kentucky, Nevada, Australia, Belgium, Canada, Italy, Japan, and China. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. We own facilities in Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany and Ohio and we lease all of our other facilities. We also have repair centers in United States, Canada, Australia, France, Japan, China and Germany, and field service presence covering regions within Europe, Asia Pacific and Latin America with direct teams based in the United States, Canada, France, Germany, Austria, Switzerland, Korea, Taiwan, India, Italy, Belgium, Luxembourg, Netherlands, Singapore, Thailand, Australia, New Zealand, and United Kingdom.
Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with Quality System regulations. For further information regarding the status of FDA inspections, see the "Item 1. Business –Government Regulation and Compliance" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – FDA Matters" in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 15, Commitments and Contingencies, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The Nasdaq Global Select Market under the symbol “IART.” The number of stockholders of record as of February 27, 2024 was approximately 749, which includes stockholders whose shares were held in nominee name.
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
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2023, 2022 or 2021.

Sale of Registered Securities
There were no sales of registered securities during the years ended December 31, 2023, 2022 or 2021.
Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company during the quarter ended December 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or program

10/01/23 - 10/31/23	928,485	$37.17	928,485	$100,000,000
11/01/23 - 11/30/23	—	$—	—	100,000,000
12/01/23 - 12/31/23	—	$—	—	100,000,000
	928,485	$37.17	928,485
(1) On July 18, 2023, the Board of Directors authorized a stock repurchase program, which expires on December 31, 2023, to repurchase up to $225 million of the Company’s outstanding common stock, effective as of the close of trading on September 23, 2022. As of December 31, 2023, $100.0 million remained unused under this program. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act implemented a new excise tax of 1% on the net share repurchases made by the Company effective for share repurchases performed January 1, 2023, or after. The Company accrued $2.5 million of excise tax related to the two ASR agreements during 2023.
On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program, replacing the existing $225 million program authorized in April 2022, of which $100 million remained authorized as of the year ended December 31, 2023. The program authorized in July 2023, which expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
See Note 8, Treasury Stock to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Healthcare Equipment Index for the five years ended December 31, 2023. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2018 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested. Measurement points are the last trading day of each respective fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE RETURN
$200
$150
$100
$50
$0
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
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
The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. For a full understanding of financial condition and results of operations, it should be read together with the selected unaudited consolidated financial data and our financial statements with the related notes appearing elsewhere in this report. The discussion focuses on our financial results for the year ended December 31, 2023 and 2022. The comparison of fiscal 2022 to 2021 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 31, 2022—“Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” filed with the SEC on February 22, 2023.

We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. Risk Factors. Please refer to “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business, results of operations and financial condition should also be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors and Item 15. Exhibits and Financial Statement Schedules.
GENERAL
We are a leading global medical technology company innovating treatment pathways in surgical, neurologic and regenerative care to advance patient outcomes and set new standards of surgical, neurologic and regenerative care. Founded in 1989 with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue, our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” We have developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
Our products are sold in more than 130 countries through a direct sales force as well as distributors and wholesalers. We manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical (“CSS”) and Tissue Technologies (“TT”). The CSS segment, which represents approximately two-thirds of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care and otolaryngology. We are the world leader in neurosurgery and one of the top three providers in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about one-third of our overall revenue and focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair.
We have key manufacturing and research facilities located in California, Indiana, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland and Switzerland. We source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors.
Following the completion of our strategic refresh in 2023, we refocused our strategies around five pillars. Of these five pillars, we have identified three core growth drivers: (1) innovating for outcomes, (2) growing internationally, and (3) broadening our impact on care pathways. Our execution of the core growth drivers is enabled by two key levers: (4) driving operational and customer excellence and (5) cultivating a high-performance culture. As outlined in greater detail below, we believe these five pillars will enable us to realize and advance our integrated growth strategy.
To this end, the executive leadership team has established the following key priorities aligned to the following five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio, including via acquisitions. For example, we entered into a stock purchase agreement to acquire Acclarent, Inc. (“Acclarent”) from Ethicon, Inc., a subsidiary of Johnson & Johnson in December 2023. Acclarent is an innovator and market leader in ear, nose and throat (“ENT”) procedures and we believe that the acquisition of Acclarent will provide Integra with the opportunity to become a leading provider of ENT products and technologies. Furthermore, we believe that, owing to the ENT segment being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT segment and across our other CSS technology platforms. Additionally, we seek clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. For example, in 2021, we filed a pre-market approval (“PMA”) application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. In 2022, we acquired SIA, which is also pursuing a pre-market approval for DuraSorb for use in implant-based breast reconstruction (“IBBR”), and in June 2023 we completed enrollment in the DuraSorb U.S. IDE clinical study for two-stage breast reconstruction; the primary follow-up period is one year after device implantation. We hope to obtain FDA approvals for both products in 2025. We also continued to advance the development of pioneering neurosurgical technologies with the expansion of our product offerings. In 2023 we launched the CUSA® Clarity Tips for use in surgical procedures requiring the controlled fragmentation, emulsification and aspiration of bone as well as in laparoscopic liver surgery.

Growing Internationally: Over the years, we have been significantly expanding our global footprint through investments in our commercial organization, the expansion and development of international markets and new product introductions. As part of our In-China-For-China strategy, we continue the build out of our assembly capabilities in our new facility in Suzhou, China. Several new products were introduced in select international markets in 2023, including MicroMatrix® and Certas Plus® Programmable Valve which were launched in Europe, and CUSA Clarity Laparoscopic tip which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen Secure, received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, was approved in China.
Broadening Impact on Care Pathways. We seek ways to develop products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care in the hospital setting and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care.
Driving Operations and Customer Excellence. We have been making investments to build more responsive and scalable processes, enhance the reliability of our supply chain, and drive productivity initiatives to further supply and lower costs. Additionally, we continue to invest in technologies, systems and processes to enhance the customer experience. In 2023, we continued to invest in our capacity expansion. This includes ongoing projects of transferring our Boston manufacturing to a new location in Braintree, Massachusetts., validating manufacturing processes in our manufacturing facility in Plainsboro, New Jersey and increasing cleanroom capacity in our Memphis, Tennessee location.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we have focused on employee empowerment and agility and building a diverse and inclusive workplace. These efforts resulted in our being named in several best workplace lists globally in 2023. Additionally, we have been making further strides in advancing our environmental, social and governance ("ESG") agenda to drive sustainability across the organization and recently published our second annual ESG report in the third quarter of 2023. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Annual Report on Form 10-K.
New Product Introductions and Research and Development Updates
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
Electromechanical Technologies and Instrumentation. The CSS business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen®, DuraSeal®, CUSA®, Mayfield®,Bactiseal®, and Certas® Plus,which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in registrations, clearances, and approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid ("CSF") management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery ("MIS") and the surgical management of intracerebral hemorrhage ("ICH"). Our lighting franchise is among the most dynamic in the industry.
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. We continue to update our CUSA Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities. In 2022, we made progress to several enhancements to our CUSA Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) clearance from the FDA. Commercial launch was completed successfully in early 2023. In August 2023, we launched a modified 23 kHz CUSA Electrosurgery Module (CEM) for Clarity handpieces that can be used with additional electrosurgery generators. We continue to work with several instrument partners to bring new surgical instrument platforms to the market.
Throughout 2023 we also continued to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, Inc. ("Arkis") we added a platform technology, CerebroFlo® external ventricular drainage ("EVD"), catheter with Endexo® technology, a permanent additive designed to reduce the potential for catheter obstruction due to thrombus formation. The CerebroFlo EVD catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our Bactiseal® antimicrobial technology with the Endexo anti-occlusive technology continues to progress for both a silicone-based hydrocephalus and EVD project.

Throughout 2023, we continued to advance our innovation from the Rebound Therapeutics Corporation ("Rebound Therapeutics"), which was acquired in 2019. Rebound Therapeutics specializes in a single-use medical device, known as the Aurora Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. The 9mm Surgiscope received 510(k) clearance from the FDA in the fourth quarter of 2023.
In the third quarter of 2021, we launched our CereLink ICP Monitor System in the U.S. and Europe and continued the global rollout in the first half of 2022. On August 18, 2022, the Company, after consultation with the FDA and other regulatory authorities outside of the United States, initiated an immediate voluntary global product removal of all CereLink® intracranial pressure monitors. We believe that the out-of-range readings are principally caused by a combined interaction of electrical noise (originating from sources such as electrical components in the device, other devices set up near the CereLink Monitor, and the hospital power grid) and an electrical potential difference between the patient and monitor. We submitted a traditional 510(k) submission to the FDA on September 15, 2023 as a result of customer reports about monitors whose pressure readings were out of range. We have received 510(k) clearance from the FDA on February 4th, 2024. We plan to resume shipments of CereLink monitors in the U.S. in the first quarter of 2024. Shipments resumed in international markets with a limited release in the third quarter of 2023.
Regenerative Technologies. We were the first company to receive an FDA claim for regeneration of dermal tissue and are a world leader in regenerative technology. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template ("IDRT") products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, including our launch of NeuraGen 3D, provides us with strong platform technologies for multiple indications.
In the second quarter of 2023, after consultation with the FDA, The Company initiated a voluntary global recall of all products manufactured at the Boston facility, including Primatrix®, Surgimend®, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023.
In the third quarter of 2021, we filed a PMA application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. In 2022, we acquired SIA, which is also PMA for DuraSorb with IBBR, and in June 2023 we completed enrollment in the DuraSorb U.S. IDE clinical study for two-stage breast reconstruction; the primary follow-up period is one year after device implantation. By offering two distinct product solutions, we believe we have the opportunity to build a leading position in the IBBR market. We hope to obtain FDA approvals in 2025.
Additionally, in 2022 we launched NeuraGen 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and engineered to create an optimized environment for nerve regeneration. Following the completion of design control activities in 2022, we launched both Cytal and MicroMatrix in Europe in 2023. In 2023, the Company received 510(k) clearance from the FDA for MicroMatrix® Flex.
As part of our ongoing efforts to remain compliant, the Company continues to work towards European Union Medical Device Regulation ("EU MDR") certifications. In 2023 the Company has received EU MDR certification in the CSS segment for Hakim Programmable Valves, Certas Plus without Bactiseal catheters, and DuraSeal Dural. Additionally, the Company has received EU MDR certification in the TT segment for IDRT and BioPatch.
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
We submitted a traditional 510(k) premarket notification to the FDA on September 15, 2023 and received 510(k) clearance on February 4th, 2024 from the FDA. The submission included design changes to remedy the previously-observed issues identified above. We plan to resume shipments of CereLink monitors in the U.S. in the first quarter of 2024. We resumed shipments in international markets with a limited release in the third quarter of 2023.

On March 7, 2019, TEI Biosciences, Inc. ("TEI"), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter related to quality systems issues at TEI's manufacturing facility located in Boston, Massachusetts. The Boston facility manufactures extracellular bovine matrix products in our Tissue Technologies segment that are sold both in wound reconstruction and care and in private label channels. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to its corrective actions. On October 28, 2021, the FDA initiated an inspection of the facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021 (the "2021 Form 483"). We provided an initial response to the inspection observations. On March 1, 2023, the FDA commenced an inspection of the Boston facility, and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, the Company initiated a voluntary recall of products manufactured in the Boston facility distributed between March 1, 2018 and May 22, 2023, and extended the temporary halt of manufacturing at the facility to implement additional detection and quality controls. On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted an initial response to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the Warning Letters and Form 483s and are continuing our significant efforts to remediate the observations.
Following implementation of upgraded Good Laboratory Practices and expertise and a standardization of corrective and preventative action processes and governance, the Company resumed manufacturing at its Boston facility in the fourth quarter of 2023. We anticipate submitting a final external audit to the FDA by the end of the first quarter of 2024 with commercialization targeted for the second half of 2024.
Although the Warning Letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. We cannot give any assurances that the FDA will be satisfied with our response to the issues identified by the FDA or as to the expected date of the resolution of such issues. Until the issues cited by the FDA are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
We continue to work with our customers in wound reconstruction and care and in private label as we move toward commercialization in the second half of 2024. Revenues of products manufactured in the Boston facility for the year ended December 31, 2022 were approximately 5.3% of consolidated revenues. For the year ended December 31, 2023, due to the Boston recall, the Company recorded a $18.7 million provision for product returns, as a reduction of net revenue. Of this amount, $9.9 million was credited to customers in the year ended December 31, 2023. The Company also recorded a $24.6 million write off of inventory that was no longer able to be sold.
ACQUISITIONS & DIVESTITURES
Acquisitions
Our growth strategy includes the acquisition of businesses, assets or products lines to increase the breadth of our offerings and the reach of our product portfolios and drive relevant scale to our customers. As a result of acquisitions in 2022, our financial results for the year ended December 31, 2023 may not be directly comparable to those of the corresponding prior-year periods. See Note 4, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a further discussion.
Surgical Innovation Associates, Inc.
On December 6, 2022, we completed its acquisition of SIA for an acquisition purchase price of $51.5 million. In addition to the purchase price, the acquisition includes two separate contingent considerations payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50M in additional payments), as well as 2) the approval by the FDA of the PMA application for DuraSorb for certain uses by certain timing targets (up to $40M in additional payments). On June 28, 2023, we announced the completion of patient enrollment in the DuraSorb U.S. IDE clinical study for two-stage breast reconstruction. Prior to our acquisition, SIA was a privately-held company whose core technology, DuraSorb, is a fully resorbable scaffold of a globally accepted polymer, cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales are reported within Integra’s TT segment as part of its Wound Reconstruction and Care franchise. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.

Acclarent Inc.
In December 2023, we entered into a definitive agreement to acquire Acclarent, Inc. from Ethicon, Inc., a Johnson & Johnson MedTech company for $275 million in cash at closing, subject to customary purchase price adjustments, and an additional $5 million upon the achievement of certain regulatory milestones. Acclarent is an innovator and market leader in ENT procedures and we believe that the acquisition of Acclarent will provide Integra with the opportunity to become a leading provider of ENT products and technologies. Furthermore, we believe that, owing to the ENT segment being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT segment and across our other CSS technology platforms.
Divestitures
On August 31, 2022, the Company completed the sale of its TWC business to Gentell, Inc. (“Gentell”) for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones two years after the closing date. The proceeds from the sale of the TWC business of $27.8 million is presented in the consolidated statement of cash flows net of cash transferred of $3.5 million and other transaction fees. The transaction included the sale of the Company's TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings. In connection with the sale, the Company recognized $0.6 million as a gain from the sale of business in the consolidated statement of operations for the fiscal year ended December 31, 2022. The transaction is subject to final working capital adjustments. See Note 4, Acquisitions and Divestitures, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for details.

OPTIMIZATION AND INTEGRATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, in 2023 we have undertaken cost-saving initiatives to consolidate manufacturing operations, distribution facilities and transfer activities, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. These efforts are expected to continue and while we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain. In support of our continued focus on product margins we closed a manufacturing facility located in France in 2022, and transferred production to our existing Switzerland facility. In addition to closing the manufacturing facility, we outsourced certain transactional back-office finance and customer service activities to enhance customer quality, build scale for future growth, and capture cost efficiencies.
RESULTS OF OPERATIONS
Executive Summary
Net income for the year ended December 31, 2023 was $67.7 million, or $0.84 per diluted share, compared to $180.6 million, or $2.16 per diluted share for the year ended December 31, 2022. The decrease in net income for the year ended December 31, 2023, was primarily driven by impacts from the Boston recall. This includes inventory write-offs of $24.6 million, and a provision for product returns of $18.7 million for the year ended December 31, 2023.
Income before taxes includes the following special charges:

	Years Ended December 31,
Dollars in thousands	2023	2022
Acquisition, divestiture and integration-related charges (1)	$25,173	$(18,849)
Structural optimization charges	23,020	23,072
Boston recall expenses(2)	40,034
EU medical device regulation	46,559	45,147
Total	134,786	49,370
(1) See Note 4, Acquisitions and Divestitures of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.
(2) This includes inventory write-offs and idle capacity charges.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
Dollars in thousands	2023	2022
Cost of goods sold	$63,182	$11,722
Research and development	18,490	21,882
Selling, general and administrative	53,979	20,584
Gain from the sale of business	—	(644)
Other (income) expense	(865)	(4,174)
Total	134,786	49,370

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
Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
Dollars in thousands	2023	2022
Segment Net Sales
Codman Specialty Surgical	$1,058,993	$1,019,564
Tissue Technologies	482,580	538,102
Total revenues	1,541,573	1,557,666
Cost of goods sold	656,838	587,355
Gross margin on total revenues	$884,735	$970,311
Gross margin as a percentage of total revenues	57.4%	62.3%
Revenues
For the year ended December 31, 2023, total revenues decreased by $16.1 million, or 1.0%, to $1,541.6 million from $1,557.7 million during the prior year. This decrease was primarily driven by the impact of the Boston recall, which was comprised of $18.7 million return reserve recorded, as well as a decline in revenue of $61.9 million. This decrease is inclusive of an unfavorable foreign currency impact of $6.8 million, as well as a $16.3 million decrease that impacts both domestic and international revenues, related to the divestiture of the TWC business. This also includes an increase of $9.8 million related to the SIA acquisition. Excluding the impacts of the Boston recall, foreign currency impact, and TWC divestiture, domestic revenues increased by $38.4 million or 3.7%. International revenues increased by $39.4 million or 9.6%. The increase in domestic revenues was primarily driven by increases in our Instruments and Neurosurgery portfolio. The increase in international revenues was primarily driven by our Asia Pacific region including China, Japan, and Australia.
In the CSS segment, revenues were $1,059.0 million which was an increase of $39.4 million, or 3.9% as compared to the prior-year period. This increase is inclusive of a $6.4 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign currency, the CSS segment revenues increased $45.8 million as compared to the prior year period. This increase was driven primarily by mid single digit growth in both our Neurosurgery and Instruments portfolios as compared to the same period in the prior year. The increase was driven primarily by growth in dural access & repair, CSF management, as well as instruments.

In the TT segment, revenues were $482.6 million, which was a decrease of $55.5 million, or 10.3% as compared to the prior-year period, inclusive of a $0.4 million unfavorable foreign currency impact on revenue, a $16.3 million decrease that impacts both domestic and international revenues related to the divestiture of the TWC business, and a $9.8 million increase related to the SIA acquisition. This also includes the impact of the Boston recall of $18.7 million return reserve and $61.9 million decline in revenue. Excluding the impact of these items, the TT segment increased by $32.0 million as compared to the same period in the prior year, attributable to strong sales in IDRT and MicroMatrix® and Cytal®
Gross Margin
Gross margin was $884.7 million for the year ended December 31, 2023, a decrease of $85.6 million from $970.3 million for the same period last year. Gross margin as a percentage of revenues was 57.4% in 2023 and 62.3% in 2022. The decrease in gross margin percentage was primarily associated with the Boston recall, which includes inventory write-offs of $24.6 million, a provision for product returns of $18.7 million, and idle capacity at the Boston facility of $15.0 million for the year ended December 31, 2023.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Years Ended December 31,
	2023	2022
Research and development	6.8%	6.5%
Selling, general and administrative	42.6%	39.6%
Intangible asset amortization	0.8%	0.9%
Total operating expenses	50.2%	47.0%
Total operating expenses, which consist of research and development, selling, general and administrative, and intangible asset amortization expenses, increased by $41.8 million or 5.7% to $773.2 million in 2023, compared to $731.4 million in the prior year.
Research and Development
Research and development expenses for the year ended December 31, 2023 increased by $3.0 million as compared to the prior year. This increase in spending resulted from expenses related to the SIA acquisition, new product development and clinical studies.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2023 increased by $40.3 million as compared to the prior year driven primarily due to increased costs associated with the SIA acquisition, and higher spend in commercial selling activities. Current year expenses included an increase in the fair value of contingent considerations of $12.9 million, primarily related to SIA. Prior year expenses included a reduction in the fair value of contingent consideration for ACell, Inc. of $18.1 million.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in 2023 was $12.4 million compared to $13.9 million in 2022, a decrease resulting from intangible assets sold with the TWC divestiture.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur impairment charges or accelerated amortization. We expect total annual amortization expense to be approximately $82.7 million in 2024, $82.7 million in 2025, $82.5 million in 2026, $80.6 million in 2027, $79.0 million in 2028 and $481.2 million thereafter.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
Dollars in thousands	2023	2022
Interest income	$17,202	$11,917
Interest expense	(51,377)	(49,594)
Gain from sale of business	—	644
Other income, net	3,718	12,007
Total non-operating income and expense	$(30,457)	$(25,026)
Interest Income
Interest income for the year ended December 31, 2023 increased by $5.3 million as compared to the same period last year primarily due to higher interest rates.
Interest Expense
Interest expense for the year ended December 31, 2023 increased by $1.8 million as compared to the same period last year primarily due to incremental borrowing on the revolver in the second half of 2023.

Gain from the Sale of Businesses
On August 31, 2022, the Company completed the sale of its TWC business to Gentell and recognized a gain of $0.6 million million.
Other Income, Net
Other income, net for the year ended December 31, 2023 decreased by $8.3 million, primarily due to lower Transition Service Agreement ("TSA") income from our recent divestitures.
Income Taxes
Our effective income tax rate was 16.4% and 15.6% of income before income taxes in 2023 and 2022, respectively. See Note 12, Income Taxes, in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate. Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate our worldwide effective income tax rate for 2024 to be approximately 19.8%, estimated based on existing tax laws.
At December 31, 2023, the Company had $12.5 million of valuation allowance against the remaining $239.6 million of gross deferred tax assets recorded at December 31, 2023. Our deferred tax asset valuation allowance increased by $2.8 million in 2023, primarily driven by a $3.3 million increase related to the new Swiss tax credit. The valuation allowance for 2022 had remained substantially unchanged as compared to 2021. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization.
At December 31, 2023, we had net operating loss carryforwards of $64.7 million for federal income tax purposes, $98.4 million for foreign income tax purposes and $19.2 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards decreased during 2023 due to usage during the year. Of the total federal net operating loss carryforwards, $55.8 million expire through 2037 and $8.9 million have an indefinite carryforward period. Regarding the foreign net operating loss carryforwards, $81.0 million expire through 2028 and $17.4 million have an indefinite carryforward period. The state net operating loss carryforwards expire in 2036.
As of December 31, 2023, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
Dollars in thousands	2023	2022
United States	$1,100,730	$1,126,810
Europe	165,221	170,903
Asia Pacific	193,096	176,477
Rest of World	82,526	83,476
Total Revenues	$1,541,573	$1,557,666
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
Domestic revenues decreased by $26.1 million for the year ended December 31, 2023 compared to the same period last year. European sales decreased by $5.7 million for the year ended December 31, 2023 compared to the same period last year. Sales to customers in Asia Pacific increased by $16.6 million for the year ended December 31, 2023 compared to the same period last year. The Rest of the World for the year ended December 31, 2023 decreased by $1.0 million compared to the same period last year. The international revenues were impacted by a $6.8 million unfavorable foreign exchange impact, with the larger impact in Europe. The decrease in global revenues is primarily the result of the Boston recall which affected both domestic and international markets. We continue to see growth in our Asia Pacific Market by leveraging our existing portfolios, specifically CUSA® and DuraGen®, in China and Japan.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
At December 31, 2023 and December 31, 2022, working capital was $751.1 million and $840.6 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $276.4 million and $456.7 million at December 31, 2023 and 2022, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At December 31, 2023, our non-U.S. subsidiaries held approximately $246.9 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short Term Investments
The Company had short term investments totaling approximately $32.7 million at December 31, 2023 and $0.0 million at December 31, 2022.

Cash Flows

	Years Ended December 31,
Dollars in thousands	2023	2022
Net cash provided by operating activities	$139,955	$264,469
Net cash used in investing activities	(94,178)	(58,580)
Net cash used (provided) by financing activities	(229,925)	(251,953)
Effect of exchange rate fluctuations on cash	3,889	(10,723)
Net increase (decrease) in cash and cash equivalents	$(180,259)	$(56,787)
Cash Flows Provided by Operating Activities
Operating cash flows for the year ended December 31, 2023 decreased by $124.5 million compared to the same period in 2022. Net income after removing the impact of non-cash adjustments decreased for the year ended December 31, 2023, by approximately $82.4 million as compared to 2022 primarily due to lower revenues and inventory write-off attributable to the Boston recall along with higher selling expenses. The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $81.6 million in 2023 as compared to the decrease in cash flows of $39.4 million for the same period in 2022. The change in 2023 is mainly attributable to increases in inventory.
Operating cash flows for the year ended December 31, 2022 decreased by $48.0 million compared to the same period in 2021. Net income after removing the impact of the gain on sale of businesses and non-cash adjustments increased for the year ended December 31, 2022, by approximately $9.6 million as compared to 2021 primarily due to earnings from higher revenues. The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $39.4 million in 2022 as compared to the increase in cash flows of $18.2 million for the same period in 2021. The change in 2022 is mainly attributable to increases in inventory and accounts receivable. The increase in inventory is due to a build up of safety stock due to supply chain challenges. The increase in accounts receivable is due to increased sales as well as a increase in days sales outstanding.
Cash Flows Used in Investing Activities
During the year ended December 31, 2023, we paid $66.9 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities, including our Braintree facility in Boston, and other information technology investments. In addition, we paid $32.7 million related to short-term investments. This was partially offset by $5.4 million of proceeds on cross-currency swaps designated as net investment hedge.
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
Cash Flows (Used in) Provided by Financing Activities
Uses of cash from financing activities for the year ended December 31, 2023 primarily related to the purchase of treasury stock of $275.0 million under the accelerated share repurchase agreements that were completed during the year. In addition, the Company had $5.9 million in cash taxes paid in net equity settlements related to the vesting of annual grants. The Company also had repayments of $110.6 million under our Senior Credit Facility (as defined below) and Securitization Facility offset by $165.1 million borrowings under our Senior Credit Facility and Securitization Facility. The Company also had $4.3 million proceeds from the exercise of stock options.
Uses of cash from financing activities for the year ended December 31, 2022 primarily related to the purchase of treasury stock of $125.0 million under the 2022 accelerated share repurchase agreement that was completed in the first quarter of 2022. In addition, the Company had $24.6 million in cash taxes paid in net equity settlements, $16.8 million of which resulted from the departure of the former chief executive officer of the Company. The Company also had repayments of $148.6 million under our Senior Credit Facility and Securitization Facility offset by $40.8 million borrowings under our Senior Credit Facility and Securitization Facility. The Company also had $5.5 million proceeds from the exercise of stock options.

Amended and Restated Senior Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 5, Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our Amended and Restated Senior Credit Agreement, the 2025 Notes and Securitization Facility and Note 6, Derivative Instruments to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our hedging activities.
Share Repurchase Plan
See Note 8, Treasury Stock, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our share repurchase programs.
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
Off-Balance Sheet Arrangements
We do not have any off–balance sheet financing arrangements during the year-ended December 31, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on the revolving portion and Term Loan component of the Senior Credit Facility, Securitization Facility and Convertible Securities. See Note 5, Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The Company also leases some of our manufacturing facilities and office buildings which have required future minimum lease payments. See Note 11, Leases and Related Party Leases, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a schedule of our future minimum lease payments. Amounts related to the Company's other obligations, including employment agreements and purchase obligations were not material.
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
Employee Termination Benefits
The Company incurred employee termination costs on sales force restructuring activities in the consolidated statement of operations for the year ended December 31, 2023. In 2022, the Company incurred employee termination costs on restructuring activities associated with the closure of the manufacturing facility in France. Restructuring costs were included in accrued expenses and other current liabilities in the consolidated balance sheet for the year ended December 31, 2023 and 2022. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.

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
Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf-life expiration. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, a review of the shelf-life expiration dates for our products, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we adjust their carrying value to estimated net realizable value. If future demand or market conditions are lower than our projections, or if we are unable to rework excess or obsolete quantities into other products, we may record further adjustments to the carrying value of inventory through a charge to cost of product revenues in the period the revision is made. As of December 31, 2023, our reserve for inventory excess and obsolescence is 9% of total inventory on our consolidated balance sheet.
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
If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date. Payments that would be recognized as contingent consideration in a business combination are recognized when probable in an asset acquisition. Refer to Note 4, Acquisitions and Divestitures to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.
Valuation of Goodwill
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. Key assumptions used to estimate the fair value of goodwill include the Company's discounts rate and forecasted operating results. The Company had goodwill on the balance sheet of $1.1 billion as of December 31, 2023. The Company reviews goodwill for impairment in the third quarter every year in accordance with ASC Topic 350, Intangibles - Goodwill and Other ("ASC Topic 350"), and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

In the second quarter of 2023, due to the Boston recall, as well as the associated drop in the Company's stock price in that quarter, the Company elected to perform a quantitative analysis, using a combination of a discounted cash flow method and guideline public company method for its TT reporting unit. The quantitative test utilized key assumptions of revenue growth rate, a terminal growth rate of 2%, a discount rate of 10%, and the range and application of the company guideline multiples. The Company determined, after performing the quantitative analysis, that the fair value of the goodwill of the reporting unit was not less than the carrying amount, with more than 20% headroom.
During the third quarter of 2023, the Company elected to perform a qualitative analysis for its three reporting units. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. Refer to Note 7, Goodwill and Other Intangibles, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for more information.
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
As of December 31, 2023, the Company has $1.1 billion of identifiable intangible assets, net on the balance sheets.
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
As of December 31, 2023, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Such taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2023 would increase interest income by approximately $2.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately one basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Short-Term Investments- We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at December 31, 2023 would increase or decrease interest income by approximately $0.3 million on an annual basis.
Debt - The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected SOFR-indexed borrowings. In connection with the March 2023 Amendment to the Senior Credit Facility, the Company amended its interest rate from LIBOR to SOFR-indexed interest. In March 2023, the Company entered into a basis swap where the Company receives Term SOFR and pays daily compounded SOFR to convert the portfolio of swaps from daily compounded SOFR to term SOFR. See Note 6, Derivative Instruments to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a detail of current interest rate swap derivative instruments.
These interest rate swaps were designated as cash flow hedges as of December 31, 2023. The total notional amounts related to the Company’s interest rate swaps were $1.5 billion with $0.8 billion effective as of December 31, 2023. Based on our outstanding borrowings at December 31, 2023, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.6 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 9, 2024, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as a part of this report:
1. Financial Statements.
The following financial statements are filed as a part of this report:
All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits required to be filed by Item 601 of Regulation S-K.

2.1(a)
Put Option Agreement, dated September 29, 2020, between the Company and certain of its subsidiaries and Smith & Nephew USD Limited, a subsidiary of Smith+Nephew (including the Purchase and Sale Agreement attached as Appendix 1 thereto) (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)

2.1(b)
Agreement and Plan of Merger by among Integra LifeSciences Holdings Corporation and ACell Inc. dated as of December 15, 2020 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

2.1(c)+	Stock Purchase Agreement, dated December 12, 2023, among Ethicon, Inc., Integra LifeSciences Holdings Corporation and Integra LifeSciences Israel Ltd.

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

3.2	Third Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of February 21, 2023

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

4.3	Integra LifeSciences Deferred Compensation Plan, effective as of May 16, 2019 (Incorporated by reference to Exhibit 4.13 to the Company's Current Form S-8 Registration Statement filed on May 23, 2019)

4.4+	Description of Securities

10.1(a)
Lease Modification #3 entered into as of March 2, 2011, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

10.1(b)
Lease Modification #4 entered into as of April 20, 2017, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2017)

10.2(a)*
Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)

10.2(b)*	First Amendment to Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)

10.3(a)*	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)

10.3(b)*
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective May 17, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.3(c)*
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.3(d)*	Third Amended and Restated 2003 Equity Incentive Plan effective May 22, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2015)

10.3(e)*	Fourth Amended and Restated 2003 Equity Incentive Plan, effective May 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.3(f)*
Amendment to the Integra LifeSciences Holdings Corporation Fourth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)

10.3(g)*
Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)

10.3(h)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Award Agreement – Directors (Incorporated by reference to Exhibit 10.3(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.3(i)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Agreement – Executive Officers (Incorporated by reference to Exhibit 10.3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.3(j)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.3(k)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.3(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.3(l)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Award Agreement – OUS (Incorporated by reference to Exhibit 10.3(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

10.4*
Form of Indemnification Agreement, by and between Integra LifeSciences Holdings Corporation and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2022)

10.5*	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

10.6*	2018 Performance Incentive Compensation Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.7*	Integra LifeSciences Holdings Corporation Change in Control Severance Program (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023)

10.8*
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.9*
Employment Agreement, dated October 28, 2021, by and between Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Jan De Witte (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.10*	Davis Promotion Summary, effective December 1, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2016)

10.11(a)*	Coleman Promotion Summary, effective June 24, 2019 (Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2019)

10.11(b)*
Separation Agreement and General Release, dated September 23, 2022, by and between Glenn Coleman, Integra LifeSciences Corporation and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022)

10.12(a)
Receivables Financing Agreement, dated as of December 21, 2018, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.12(b)
Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of March 29, 2019, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, Committed Lender and Group Agent, Mizuho Bank, Ltd., as Committed Lender and Group Agent and PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.12(c)
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of July 17, 2020, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, Committed Lender and Group Agent, Mizuho Bank, Ltd., as Committed Lender and Group Agent and PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.12(d)
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of May 28, 2021, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.12(e)
Amendment No. 4 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of April 17, 2023, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.4 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.12(f)+
Amendment No. 5 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of December 15, 2023, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, The Bank of Nova Scotia, as Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time

10.13
Purchase and Sale Agreement, dated as of December 21, 2018, by and among Integra LifeSciences Sales LLC, Integra LifeSciences Corporation and Integra Receivables LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.14
Seventh Amended and Restated Credit Agreement, dated as of March 24, 2023, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2023)

10.15
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.16
Ratification Agreement, dated as of March 24, 2023, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2023)

10.17
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.18
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.19
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.20
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.21
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.22
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.23
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.24
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.25
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.26
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.27
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.28
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.29
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. plc. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.30
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.31
Issuer Forward Repurchase Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and JPMorgan Chase Bank, National Association, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

21.1+	Subsidiaries of the Company

23.1+	Consent of PricewaterhouseCoopers LLP

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Integra LifeSciences Holdings Corporation Incentive Compensation Recovery Policy

101.INS+#	Inline XBRL Instance Document

101.SCH+#	Inline XBRL Taxonomy Extension Schema Document

101.CAL+#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB+#	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.

#	The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.
The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 000-26224.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

By:	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Jan De Witte	President and Chief Executive Officer,	February 28, 2024
Jan De Witte	and Director (Principal Executive Officer)

/s/ Lea Knight	Executive Vice President and Chief Financial Officer	February 28, 2024
Lea Knight	(Principal Financial Officer)

/s/ Jeffrey A. Mosebrook	Senior Vice President, Finance	February 28, 2024
Jeffrey A. Mosebrook	(Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 28, 2024
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 28, 2024
Keith Bradley, Ph.D.

/s/ Shaundra Clay	Director	February 28, 2024
Shaundra Clay

/s/ Jeffrey A. Graves	Director	February 28, 2024
Jeffrey A. Graves

/s/ Barbara B. Hill	Director	February 28, 2024
Barbara B. Hill

/s/ Renee W. Lo	Director	February 28, 2024
Renee W. Lo

/s/ Raymond G. Murphy	Director	February 28, 2024
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 28, 2024
Christian S. Schade

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integra LifeSciences Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integra LifeSciences Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessment - Tissue Technologies Reporting unit

As described in Notes 2 and 7 to the consolidated financial statements, the Company has three reporting units and the total goodwill balance was $1,055 million as of December 31, 2023, of which $388.5 million relates to the Tissue Technologies reporting unit. Goodwill is tested by management for impairment at the reporting unit level annually during the third quarter every year, or more frequently if impairment indicators arise. Management's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. As disclosed by management, in the second quarter of 2023, due to the voluntary global recall of all products manufactured at the Boston facility, as well as the associated drop in the Company's stock price in that quarter, management elected to perform a quantitative analysis, using a combination of a discounted cash flow method and guideline public company method for its Tissue Technologies reporting unit. The quantitative test utilized assumptions of revenue growth rate, terminal growth rate, discount rate, and the range and application of company guideline multiples. Management determined, after performing the quantitative analysis, that the fair value of the goodwill of the reporting unit was not less than the carrying amount.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Tissue Technologies reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the revenue growth rate, terminal growth rate, discount rate, and the range and application of company guideline multiples; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the Tissue Technologies reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the Tissue Technologies reporting unit; (ii) evaluating the appropriateness of the discounted cash flow and guideline public company methods used by management; (iii) testing the completeness and accuracy of underlying data used by management in the discounted cash flow and guideline public company methods; and (iv) evaluating the reasonableness of the significant assumptions used by management in the discounted cash flow method related to the revenue growth rate, terminal growth rate, and discount rate, and the significant assumption used by management in the guideline public company method related to the range and application of company guideline multiples. Evaluating management's assumptions related to the revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and guideline public company methods and (ii) the reasonableness of the discount rate and the range and application of company guideline multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2024
We have served as the Company’s auditor since 1989.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Total revenue, net	$1,541,573	$1,557,666	$1,542,448

Costs and expenses:
Cost of goods sold	656,838	587,355	597,808
Research and development	104,192	101,193	93,051
Selling, general and administrative	656,641	616,316	637,445
Intangible asset amortization	12,376	13,882	16,914
Total costs and expenses	1,430,047	1,318,746	1,345,218
Operating income	111,526	238,920	197,230
Interest income	17,202	11,917	6,737
Interest expense	(51,377)	(49,594)	(50,395)
Gain from sale of businesses	—	644	41,798
Other income, net	3,718	12,007	19,307
Income before income taxes	81,069	213,894	214,677
Provision for income taxes	13,328	33,344	45,602
Net income	$67,741	$180,550	$169,075

Net income per share
Basic	$0.85	$2.18	$2.00
Diluted	$0.84	$2.16	$1.98

Weighted average common shares outstanding (See Note 13):
Basic	80,089	82,997	84,698
Diluted	80,337	83,516	85,485
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$67,741	$180,550	$169,075

Other comprehensive (loss) income, before tax:
Change in foreign currency translation adjustments	(20,821)	(17,807)	(17,362)

Unrealized gain (loss) on derivatives
Unrealized derivative gain (loss) arising during period	(22,071)	104,351	68,192
Less: Reclassification adjustments for gain (loss) included in net income	(13,423)	18,859	17,024
Unrealized gain (loss) on derivatives	(8,648)	85,492	51,168

Defined benefit pension plan - net gain (loss) arising during period	(6,610)	7,429	6,998

Total other comprehensive gain (loss), before tax	(36,079)	75,114	40,804
Income tax (expense) benefit related to items in other comprehensive gain (loss)	10,708	(19,694)	(11,900)
Total other comprehensive gain (loss), net of tax	(25,371)	55,420	28,904

Comprehensive income, net of tax	$42,370	$235,970	$197,979
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$276,402	$456,661
Short-term investments	32,694	—
Trade accounts receivable, net of allowances of $4,879 and $4,304	259,327	263,465
Inventories, net	389,608	324,583
Prepaid Expenses	67,362	85,757
Other Current Assets	32,643	31,032
Total current assets	1,058,036	1,161,498
Property, plant and equipment, net	340,199	311,302
Right of use asset - operating leases	156,184	148,284
Intangible assets, net	1,067,833	1,126,609
Goodwill	1,055,462	1,038,881
Deferred tax assets, net	46,080	45,994
Other assets	58,194	57,190
Total assets	$3,781,988	$3,889,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of borrowings under senior credit facility	$14,531	$38,125
Current portion of lease liability - operating leases	15,284	14,624
Accounts payable, trade	92,326	102,100
Contract liabilities	8,540	7,253
Accrued compensation	75,455	78,771
Accrued expenses and other current liabilities	100,844	80,033
Total current liabilities	306,980	320,906
Long-term borrowings under senior credit facility	825,563	733,149
Long-term borrowings under securitization facility	89,200	104,700
Long-term convertible securities	570,255	567,341
Lease liability - operating leases	166,849	157,420
Deferred tax liabilities	35,317	63,338
Other liabilities	199,940	138,501
Total liabilities	2,194,104	2,085,355
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 90,920 and 90,477 issued at December 31, 2023 and 2022, respectively	909	905
Additional paid-in capital	1,302,484	1,276,977
Treasury stock, at cost; 12,751 and 6,823 shares at December 31, 2023 and 2022, respectively	(647,262)	(362,862)
Accumulated other comprehensive income (loss)	(15,106)	10,265
Retained earnings	946,859	879,118
Total stockholders’ equity	1,587,884	1,804,403
Total liabilities and stockholders’ equity	$3,781,988	$3,889,758
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$67,741	$180,550	$169,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,512	118,299	119,836
Non-cash impairment charges	—	—	2,754
Deferred income tax (benefit) provision	(11,885)	(4,585)	(2,755)
Share-based compensation	20,143	27,725	36,210
Amortization of debt issuance costs and expenses associated with debt refinancing	6,164	6,845	7,030
Non-cash lease expense	2,189	2,816	3,834
Loss (Gain) on disposal of property and equipment and construction in-progress	777	(6,813)	2,240
Gain from the sale of businesses	—	(644)	(41,798)
Change in fair value of contingent consideration and others	12,888	(20,304)	(2,162)
Changes in assets and liabilities:
Accounts receivable	4,593	(33,905)	7,265
Inventories	(59,773)	(29,124)	5,374
Prepaid expenses and other current assets	2,652	8,612	(21,143)
Other non-current assets	(8,535)	(2,182)	7,875
Accounts payable, accrued expenses and other current liabilities	(20,229)	17,343	32,874
Contract liabilities	128	4,274	28
Other non-current liabilities	(410)	(4,438)	(14,110)
Net cash provided by operating activities	139,955	264,469	312,427
INVESTING ACTIVITIES:
Purchases of property and equipment	(66,865)	(42,343)	(48,022)
Proceeds from sale of business	—	23,960	190,468
Acquired in-process research and development and intangibles	—	(4,742)	(58)
Purchases of Investments	(32,694)	—	—
Cash paid for business acquisitions, net of cash acquired	—	(51,509)	(303,910)
Proceeds from sales of property and equipment	—	11,145	3
Net proceeds on swaps designated as net investment hedges	5,381	4,909	76
Net cash used in investing activities	(94,178)	(58,580)	(161,443)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	165,100	40,750	25,500
Payments on debt	(110,600)	(148,550)	(125,500)
Payment of debt issuance costs	(7,879)	—	(249)
Purchase of treasury stock	(275,000)	(125,000)	—
Proceeds from exercised stock options	4,317	5,465	6,824
Cash taxes paid in net equity settlement	(5,863)	(24,618)	(4,801)
Net cash used in financing activities	(229,925)	(251,953)	(98,226)
Effect of exchange rate changes on cash and cash equivalents	3,889	(10,723)	(9,476)
Net increase (decrease) in cash and cash equivalents	(180,259)	(56,787)	43,282
Cash and cash equivalents at beginning of period	456,661	513,448	470,166
Cash and cash equivalents at end of period	$276,402	$456,661	$513,448
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	89,251	$893	(4,914)	$(235,141)	$1,290,908	$(74,059)	$532,266	$1,514,867
Net income	—	—	—	—	—	—	169,075	169,075
Other comprehensive income (loss), net of tax	—	—	—	—	—	28,904	—	28,904
Treasury shares retirement	—	—	—	—	—	—	—	—
Issuance of common stock through employee stock purchase plan	18	—	—	—	1,127	—	—	1,127
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	331	1	15	693	201	—	—	895
Share-based compensation	—	2	—	—	35,981	—	—	35,983
Adoption of Update No. 2020-06	—	—	—	—	(63,274)	—	(2,773)	(66,047)
Balance, December 31, 2021	89,600	896	(4,899)	(234,448)	1,264,943	(45,155)	698,568	1,684,804
Net income	—	—	—	—	—	—	180,550	180,550
Other comprehensive income (loss), net of tax	—	—	—	—	—	55,420	—	55,420
Issuance of common stock through employee stock purchase plan	17		—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	859	7	14	738	(20,974)	—	—	(20,229)
Share-based compensation	—	2	—	—	27,778	—	—	27,780
Accelerated shares repurchased	—	—	(1,938)	(129,152)	4,152	—	—	(125,000)
Balance, December 31, 2022	90,476	$905	(6,823)	$(362,862)	$1,276,977	$10,265	$879,118	$1,804,403
Net income	—	—	—	—	—	—	67,741	67,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	(25,371)	—	(25,371)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes	423	1	18	911	(3,566)	—	—	(2,654)
Share-based compensation	—	3	—	—	20,105	—	—	20,108
Accelerated shares repurchased	—	—	(5,946)	(285,311)	7,861	—	—	(277,450)
Balance, December 31, 2023	90,920	909	(12,751)	(647,262)	1,302,484	(15,106)	946,859	1,587,884
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
SHORT TERM INVESTMENTS
Short-term investments are securities with original maturities greater than 90 days that are available for use in our operations in the next twelve months. The short-term investments, primarily consisting of time deposits, are recorded at cost, which approximates fair value, which is estimated based on the net asset value of these investments. Interest and dividends are recorded in income when earned.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions.
Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provision for doubtful accounts, net of recoveries, associated with accounts receivable, included in selling, general and administrative expense, was charges of $3.0 million for the year ended December 31, 2023, charges of $0.2 million, and recoveries of $1.1 million for the years ended December 31, 2022 and 2021, respectively.
The below table shows the roll forward of the allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021:

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Dollars in thousands
Year Ended:
December 31, 2023	$4,304	2,963	—	(2,388)	$4,879
December 31, 2022	$4,735	238	—	(669)	$4,304
December 31, 2021	$6,439	(1,059)	341	(986)	$4,735
(1)Deductions primarily relates to allowance for doubtful accounts written off during the year, net of recoveries and other adjustments.

INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. Inventories consisted of the following:

	December 31,
Dollars in thousands	2023	2022
Finished goods	196,402	$172,088
Work in process	74,035	70,598
Raw materials	119,171	81,897
Total inventories, net	$389,608	$324,583
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2023 or 2022.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the twelve months ended December 31, 2023, due to the Boston recall, the Company recorded a $24.6 million write off of inventory to cost of goods sold that was no longer able to be sold.
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
Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
Dollars in thousands	2023	2022	Useful Lives
Land	$978	$966
Buildings and building improvements	14,859	14,710	5-40 years
Leasehold improvements	171,062	163,342	1-20 years
Machinery and production equipment	198,127	182,730	3-20 years
Demonstration equipment	3,896	3,792	4-5 years
Information systems and hardware	160,899	151,330	1-7 years
Furniture, fixtures, and office equipment	20,549	20,286	1-15 years
Construction-in-progress	137,276	103,875
Total	707,646	641,031
Less: Accumulated depreciation	(367,447)	(329,729)
Property, plant and equipment, net	$340,199	$311,302
Depreciation expense associated with property, plant and equipment was $40.9 million, $40.1 million, and $39.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2023 and 2022, respectively, the Company capitalized $2.4 million and $1.4 million of interest expense into property, plant and equipment.
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
If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date. Payments that would be recognized as contingent consideration in a business combination are recognized when probable in an asset acquisition. Refer to Note 4, Acquisitions and Divestitures for more information.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company made no contributions to the Integra Foundation during the years ended December 31, 2023 and 2022 and $1.2 million during the year ended December 31, 2021. These contributions were recorded in selling, general, and administrative expense.
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
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction net losses of $4.4 million, net losses of $3.3 million, and net gains of less than $0.1 million are reported in other income, net in the statements of operations, for the year ended December 31, 2023, 2022 and 2021, respectively.
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
EMPLOYEE TERMINATION BENEFITS
The Company does not have a written severance plan, but has a history of providing benefits for employees in the case of involuntary termination. In situations outside the US, there are minimum statutory termination benefits requirements by country that must be paid to the affected employees. The Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In situations where the Company pays out termination benefits in excess of statutory minimum amounts based on management's discretion, the Company records these termination costs once communication is made to the affected employees.
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
The Company incurred employee termination costs on sales force restructuring activities in the consolidated statement of operations for the year ended December 31, 2023. In addition, the Company incurred employee termination costs on restructuring activities associated with a closure of a manufacturing facility in France and other reorganization projects in the consolidated statement of operations for the year ended December 31, 2022. The following table summarizes the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the year ended December 31, 2023 and 2022.

	Years Ended December 31,
(Dollars in thousands)	2023	2022
Balance, beginning of the year	$5,107	$10,226
Charges:
Cost of Goods Sold	—	1,494
Research and development	—	72
Selling, general and administrative	1,048	5,582
Payments and other adjustments	(4,042)	(12,267)
Balance, end of the year	$2,113	$5,107

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
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2023, 2022 and 2021    .
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company does not plan to early adopt, but is currently evaluating this ASU to determine its impact on the Company's disclosures.

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
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the years ended December 31, 2023, 2022 and 2021 was $44.3 million (net of $2.4 million that was capitalized into construction in progress), $42.2 million (net of $1.4 million that was capitalized into construction in progress) and $43.2 million (net of $1.2 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2023, 2022 and 2021 was $23.6 million, $35.9 million and $49.5 million, respectively.
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in liabilities at December 31, 2023, 2022 and 2021 were $10.0 million, $10.5 million and $4.7 million, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to the voluntary recall in 2023 of all products manufactured at the Boston facility, including Primatrix®, Surgimend®, Revize™, and TissueMend™, the Boston recall, the Company recorded a total of $18.7 million provision for product returns, as a reduction of net revenue, and has credited $9.9 million to customers during the year ended December 31, 2023. As of December 31, 2023, the return reserve was $8.8 million.
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
Other operating revenues may include fees received under service agreements. Non-refundable fees received under multiple-period service agreements are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as a contract liability.
The following table summarized the changes in the contract asset and liability balances for the year ended December 31, 2023:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2023	$10,122
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(7,743)
Written off from beginning of the year contract asset due to Boston recall	(2,379)
Contract asset, net of transferred to trade receivables on contracts during the period	9,233
Contract asset, December 31, 2023	$9,233

Contract Liability
Contract liability, January 1, 2023	$16,127
Recognition of revenue included in beginning of year contract liability	(6,834)
Contract liability, net of revenue recognized on contracts during the period	6,951
Foreign currency translation	8
Contract liability, December 31, 2023	$16,252
At December 31, 2023, the short-term portion of the contract liability of $8.5 million and the long-term portion of $7.7 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheet.
As of December 31, 2023, the Company is expected to recognize revenue from unsatisfied or partially satisfied performance obligations of approximately $8.5 million in 2024, $4.2 million in 2025, $2.1 million in 2026, $1.1 million in 2027, $0.2 million in 2028, and $0.1 million thereafter.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for years-ended December 31, 2023, 2022 and 2021 (dollar amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Neurosurgery	$818,101	$794,017	$802,959
Instruments	240,892	225,547	222,273
Total Codman Specialty Surgical	1,058,993	1,019,564	1,025,232

Wound Reconstruction and Care(1)(2)	373,986	406,689	392,463
Private Label	108,594	131,413	124,753
Total Tissue Technologies	482,580	538,102	517,216
Total revenue	$1,541,573	$1,557,666	$1,542,448
(1) See Note 4. Acquisitions and Divestitures, for details around the ACell and SIA acquisitions.
(2) On August 31, 2022, the Company completed the sale of its non-core traditional wound care ("TWC") business. See Note 4, Acquisitions and Divestitures
See Note 16, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. ACQUISITIONS AND DIVESTITURES
Surgical Innovation Associates, Inc. Acquisition

On December 6, 2022, the Company completed its acquisition of Surgical Innovation Associates, Inc. ("SIA") for an acquisition purchase price of $51.5 million (the "SIA Acquisition") plus contingent consideration of up to $90.0 million. In addition to the purchase price, the acquisition includes two separate contingent considerations payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the Premarket Approval (“PMA”) Application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). SIA's core technology, DuraSorb, is a fully resorbable scaffold of a globally accepted polymer, which is cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales will be reported within Integra’s Tissue Technologies segment as part of its Wound Reconstruction and Care franchise.

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

As part of the acquisition, the Company is required to pay to the shareholder of SIA up to $90.0 million for two separate payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the PMA for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company used iterations of the Monte Carlo simulation

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. For the twelve-month period ended December 31, 2023, the company estimates the fair value of contingent consideration for the revenue based milestone to be $41.8 million and PMA approval to be $26.9 million. This is compared to $32.6 million and $25.0 million, respectively at the acquisition date.

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
In addition to the purchase and sale agreement, the Company also entered into a contract manufacturing agreement with Gentell. Under the terms of the agreement, Gentell received inventory, equipment, and tooling to manufacture certain MediHoney® and TCC-EZ® products on behalf of the Company. On the close date of this transaction, the Company transferred all inventory associated with these products to Gentell and recognized an asset of $11.1 million, as a form of a deposit for the inventory transferred, which based on the expected timing of inventory purchases, was primarily included within prepaid expenses and other current assets in the consolidated balance sheet. This deposit will be utilized by the Company on future orders placed to Gentell for such products. As of December 31, 2023, the Company had a deposit remaining of $0.4 million which is included in prepaid assets. In addition, there are outstanding balances related to the Company's ongoing purchase of MediHoney® and TCC-EZ® products subsequent to the close of the TWC divestiture..
Definitive Agreement to Acquire Acclarent Inc.
In December 2023, the Company entered into a definitive agreement to acquire Acclarent, Inc. from Ethicon, Inc., a Johnson & Johnson MedTech company for $275 million in cash at closing, subject to customary purchase price adjustments, and an additional $5 million upon the achievement of certain regulatory milestones. Acclarent is an innovator and market leader in Ear, Nose, Throat ("ENT") procedures and upon closing, Integra will be one of the leading providers of ENT products and technologies. The transaction is expected to close by the second quarter of 2024.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
The Company allocated goodwill related to the ACell acquisition to the Tissue Technologies segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined company and assembled workforce. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.
Contingent Consideration
As part of the acquisition of ACell (the "ACell Acquisition"), the Company is required to make payments to the former shareholders of ACell up to $50 million based on the achievement by the Company of certain revenue-based performance milestones in 2023 and $50 million in 2025. The 2023 milestone was not achieved, leaving only one contingent milestone remaining. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone. For the twelve-month period ended December 31, 2023, the company estimates the fair value of the contingent obligation to be $0.3 million. This is compared to $23.9 million at the acquisition date, and $3.7 million at December 31, 2022.
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
The Company’s maximum consolidated total leverage ratio in the financial covenants (as defined in the Senior Credit Facility) is the following:

Fiscal Quarter Ending	Maximum Consolidated Total Leverage Ratio

March 31, 2023 through December 31, 2024	4.50 to 1.00
March 31, 2025 through June 30, 2026	4.25 to 1.00
September 30, 2026 and the last day of each fiscal quarter thereafter	4.00 to 1.00
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2023, the Company was in compliance with all such covenants. The Company capitalized $7.6 million deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the year ended 2023.
There was $70.0 million outstanding at December 31, 2023 under the revolving portion of the Senior Credit Facility at a weighted average interest rate of 6.8%. As of December 31, 2022, there was no balance outstanding under the revolving portion of the Senior Credit Facility. At December 31, 2023 and 2022, there was $775.0 million outstanding under the Term Loan component of the Senior Credit Facility at weighted average interest rate of 6.8% and 5.6%, respectively. At December 31, 2023 and 2022, there was $14.5 million and $38.1 million, respectively, of the Term Loan component of the Senior Credit Facility was classified as current on the consolidated balance sheets.
The fair value of outstanding borrowings of the Senior Credit Facility's Term Loan components at December 31, 2023 was $762.9 million. This fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities
Letters of credit outstanding as of December 31, 2023 and 2022 totaled $1.7 million, and $1.6 million respectively. There were no amounts drawn as of December 31, 2023.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Year Ended December 31, 2023	Principal Repayment
Dollars in thousands
2024	$14,531
2025	$33,906
2026	$38,750
Thereafter	$687,813
$775,000
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $52.4 million in 2024, $50.5 million in 2025, $47.9 million in 2026, and $54.7 million thereafter. Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company's common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period as defined in the indenture; (3) if the Company calls the notes for optional redemption as defined in the indenture; or (4) if specified corporate transactions occur. As of December 31, 2023, none of these conditions existed with respect to the 2025 Notes and as a result the 2025 Notes are classified as long term.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At December 31, 2023, the carrying amount of the liability was $575.0 million. The fair value of the 2025 Notes at December 31, 2023 was $541.2 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quote. The level of the 2025 Notes is considered as Level 1.
Securitization Facility
On December 15, 2023, the Company entered into an amendment (the "December 2023 Amendment") of the Securitization Facility which extended the maturity date from May 28, 2024 to December 15, 2026. The company incurred approximately $0.3 million of new issuance costs associated with the amendment which will be amortized over 3 years, the length of the agreement. Due to the increase in borrowing capacity, the remaining $0.1 million of unamortized costs from the previous agreement will be amortized over the length of the amended agreement, 3 years. In addition, on April 17, 2023 the company entered into an amendment (the "April 2023 Amendment") of the Securitization Facility and amended the interest rate from LIBOR to SOFR indexed rate. The December 2023 and April 2023 Amendments do not increase the Company’s total indebtedness.
During the fourth quarter of 2018, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement ("Securitization Agreement") governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of December 31, 2023, the Company was in compliance with the covenants and none of the termination events had occurred.
At December 31, 2023 and 2022, the Company had $89.2 million and $104.7 million, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 5.9% and 5.0%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at December 31, 2023 was $87.1 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected SOFR-indexed borrowings. In connection with the March 2023 Amendment to the Senior Credit Facility, the Company amended its interest rate from LIBOR to SOFR-indexed interest. In March 2023, the Company entered into a basis swap where the Company receives Term SOFR and pays daily compounded SOFR to convert the portfolio of swaps from daily compounded SOFR to term SOFR.
The Company held the following interest rate swaps as of December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023					December 31, 2023
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month Term SOFR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	2,105
1-month Term SOFR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	4,978
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,349
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,312
1-month Term SOFR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,346
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	3,015
1-month Term SOFR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	3,052
1-month Term SOFR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	22,965
1-month Term SOFR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,263
Basis Swap (1)	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,829)
	$1,475,000					$43,556
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time

	December 31, 2022					December 31, 2022
Hedged Item	Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month USD LIBOR Loan	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	5,012
1-month USD LIBOR Loan	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	8,380
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,831
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,905
1-month USD LIBOR Loan	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,970
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,252
1-month USD LIBOR Loan	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,153
1-month USD LIBOR Loan	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	23,742
1-month USD LIBOR Loan	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,467
	$1,475,000					$56,712

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the years ended December 31, 2023 and 2022, the Company recorded gains of $4.9 million and $93.3 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.
For the years ended December 31, 2023 and 2022, the Company recorded a gain of $18.1 million and a loss of $7.4 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of December 31, 2023 within the next twelve months is $14.1 million.
The Company has designated these derivative instruments as cash flow hedges. The Company assesses the effectiveness of these derivative instruments and has recorded the changes in the fair value of the derivative instrument designated as a cash flow hedge as unrealized gains or losses in AOCI, net of tax, until the hedged item affected earnings, at which point any gain or loss was reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the remaining amount of any gain or loss on the related cash flow hedge recorded in AOCI to interest expense at that time.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps as of December 31, 2023 and 2022 (dollar amounts in thousands):

					December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	351,137	374,137	(38,324)	(4,241)
Receive U.S.$			3.98%		$394,183	420,001

Pay CHF	September 28, 2022	September 29, 2023	1.95%	CHF	—	48,532	—	(3,528)
Receive U.S.$			5.32%		$—	49,142

Pay CHF	September 22, 2023	September 29, 2024	2.40%	CHF	28,500	—	(2,348)	—
Receive U.S.$			6.27%		$31,457	—

Total							$(40,672)	$(7,769)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the years ended December 31, 2023 and 2022 the Company recorded a loss of $37.4 million and a gain of $11.1 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans. For the years ended December 31, 2023 and 2022, the Company recorded a loss of $27.4 million and a gain of $8.8 million in AOCI, respectively, related to change in fair value of the cross-currency swaps.
For the years ended December 31, 2023 and 2022, the Company recorded gains of $5.5 million and $8.4 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated loss that is expected to be reclassified to other income (expense), net from AOCI as of December 31, 2023 within the next twelve months is $4.3 million. As of December 31, 2023, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2023 and 2022 (dollar amounts in thousands):

					December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2023	—%	EUR	—	51,760	—	4,713
Receive U.S.$			2.57%		$—	60,000

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	2,475	4,307
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	288,210	(48,047)	(14,663)
Receive U.S.$			1.94%		$300,000	300,000

Pay CHF	November 21, 2023	December 17, 2029	—%	CHF	66,525	—	(4,037)	—
Receive U.S.$			2.54%		$75,000	—

Total							$(49,609)	$(5,643)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the years ended December 31, 2023 and 2022, the Company recorded a loss of $30.7 million and a gain of $2.2 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps.
For the years ended December 31, 2023 and 2022, the Company recorded gains of $7.8 million and $6.8 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of December 31, 2023 within the next twelve months is immaterial.
Foreign Currency Forward Contract
The Company has entered into a hedge for forecasted intercompany purchases denominated in foreign currencies through the use of forward contracts designated as cash flow hedges. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are included in AOCI. These changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs.
During 2023, the Company entered into foreign currency forward contracts to mitigate the risk of foreign currency on intercompany purchases in CHF. These contracts typically settle at various dates within twelve months of execution. As of December 31, 2023 there were no outstanding foreign currency forward contracts. During the year ended December 31, 2023 the Company recorded a gain of $0.4 million in AOCI related to the change in fair value of the foreign currency forward contracts. During the year ended December 31, 2023 the company recorded a gain of $0.4 million in cost of goods sold included in the consolidated statements of operations related to the foreign currency forward contracts.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effects of Derivative Instruments on Financial Position and Results of Operations
The following table summarizes the fair value for derivatives designated as hedging instruments in the consolidated balance sheets as of December 31, 2023 and 2022:

	Fair Value as of December 31,
Dollars in thousands	2023	2022
Location on Balance Sheet (1):
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	14,675	16,682
Cross-currency swap	537	4,497
Net Investment Hedges
Cross-currency swap	2,938	11,653
Other assets
Cash Flow Hedges
Interest rate swap(2)	30,710	40,030
Net Investment Hedges
Cross-currency swap	1,470	3,311
Total derivatives designated as hedges — Assets	$50,330	$76,173

Derivatives designated as hedges — Liabilities
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$579	$—
Cross-currency swap	4,813	3,528
Net Investment Hedges
Cross-currency swap	2,903	—
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	1,250	—
Cross-currency swap	36,396	8,738
Net Investment Hedges
Cross-currency swap	51,114	20,608
Total derivatives designated as hedges — Liabilities	97,055	32,874
+
(1)The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2)At December 31, 2023 and 2022, the total notional amounts related to the Company’s interest rate swaps were $1.5 billion.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying consolidated statement of operations during the years ended December 31, 2023 and 2022:

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Year	Location in Statements of Operations
Year Ended December 31, 2023
Cash Flow Hedges
Interest rate swap	$56,712	$4,899	$18,055	$43,556	Interest expense
Cross-currency swap	(20,271)	(27,406)	(31,914)	(15,763)	Other income, net
Forward Currency Forward Contracts	—	436	436	—	Cost of sales
Net Investment Hedges
Cross-currency swap	(6,914)	(30,738)	7,846	(45,498)	Interest income
	$29,527	$(52,809)	$(5,577)	$(17,705)
Year Ended December 31, 2022
Cash Flow Hedges
Interest rate swap	$(43,956)	$93,308	$(7,360)	$56,712	Interest expense
Cross-currency swap	(9,688)	8,847	19,430	(20,271)	Other income, net
Net Investment Hedges				—
Cross-currency swap	(2,321)	2,196	6,789	(6,914)	Interest income
	$(55,965)	$104,351	$18,859	$29,527
Derivative Instruments not designated hedges:
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in JPY. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap in the second quarter of 2023, bringing the notional amount down to $5.5 million as of December 31, 2023.
The following table summarizes the gains (losses) of derivative instruments not designated as hedges on the consolidated statements of income, which was included in other income:

Dollars in thousands	December 31,
	2023	2022
Foreign currency swaps	566	1,258
Total	$566	$1,258
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In the second quarter of 2023, due to the Boston recall, as well as the associated drop in the Company's stock price in that quarter, the Company elected to perform a quantitative analysis, using a combination of a discounted cash flow method and guideline public company method for its TT reporting unit. The quantitative test utilized key assumptions of revenue growth rate, a terminal growth rate of 2%, a discount rate of 10%, and the range and application of the company guideline multiples. The Company determined, after performing the quantitative analysis, that the fair value of the goodwill of the reporting unit was not less than the carrying amount, with more than 20% headroom.
During the third quarter of 2023, the Company elected to perform a qualitative analysis for its three reporting units. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.
Changes in the carrying amount of goodwill in 2023 and 2022 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at January 1, 2022	$663,428	$350,030	$1,013,458
Sale of non-core traditional wound care business	—	(5,019)	(5,019)
SIA Acquisition	—	41,855	41,855
Foreign currency translation	(7,209)	(4,204)	(11,413)
Balance at December 31, 2022	$656,219	$382,662	$1,038,881
Sale of non-core traditional wound care business	—	—	—
SIA Acquisition	—	(382)	(382)
Foreign currency translation	10,718	6,245	16,963
Balance at December 31, 2023	$666,937	$388,525	$1,055,462

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets
The components of the Company's identifiable intangible assets were as follows:

	December 31, 2023
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,226,128	$(448,519)	$777,609
Customer relationships	12 years	193,895	(152,160)	41,735
Trademarks/brand names	28 years	98,892	(38,754)	60,138
Codman trade name	Indefinite	174,531	—	174,531
Supplier relationships	30 years	30,211	(18,148)	12,063
All other	11 years	6,180	(4,423)	1,757
		$1,729,837	$(662,004)	$1,067,833

	December 31, 2022
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,204,325	$(370,968)	$833,357
Customer relationships	12 years	193,081	(144,040)	49,041
Trademarks/brand names	28 years	97,265	(34,674)	62,591
Codman trade name	Indefinite	166,693	—	166,693
Supplier relationships	30 years	30,211	(17,170)	13,041
All other	11 years	5,957	(4,071)	1,886
		$1,697,532	$(570,923)	$1,126,609
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
During the third quarter of 2023, the Company elected to perform a qualitative analysis for its intangible asset with indefinite lives. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.
Intangible Assets with Definite Lives
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the second quarter of 2023, due to the Boston recall, the Company elected to perform impairment testing on certain definite lived intangibles. The intangible components associated with the recalled products include completed technology and customer relationships with a net book value of $28.8 million and $7.6 million, respectively, as of December 31, 2023. The company used an undiscounted cash flow methodology and obtained revenue projections through the useful life of the intangibles. After performing the analysis, no impairment was noted. The Company will continue to monitor these intangibles as we return to the market and evaluate any changes that would impact our sales of these products.
Amortization expense (including amounts reported in cost of product revenues) for the years ended December 31, 2023, 2022 and 2021 was $82.8 million, $78.3 million and $83.3 million, respectively.
Annual amortization expense is expected to approximate $82.7 million in 2024, $82.7 million in 2025, $82.5 million in 2026, $80.6 million in 2027, $79.0 million in 2028 and $481.2 million thereafter. Amortization of product technology based intangible assets totaled $70.4 million, $64.4 million and $66.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is presented by the Company within cost of goods sold.
8. TREASURY STOCK
As of December 31, 2023 and 2022, there were 12.8 million and 6.8 million shares of treasury stock outstanding with a cost of $647.3 million and $362.9 million, respectively, at a weighted average cost per share of $50.76 and $53.18, respectively.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act implemented a new excise tax of 1% on the net share repurchases made by the Company effective for share repurchases performed January 1, 2023, or after. The Company accrued $2.5 million of excise tax related to the two ASR agreements during 2023.
On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program, replacing the existing $225 million program authorized in April 2022. As of December 31, 2023, $100 million remained authorized. The program authorized in July 2023, and which expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
Dollars in thousands	2023	2022	2021
Cost of goods sold	588	549	470
Research and development	2,071	1,739	1,644
Selling, general and administrative	$17,483	$25,437	$34,096
Total stock-based compensation expense	20,142	27,725	36,210
Total estimated tax benefit related to stock-based compensation expense	5,223	10,574	13,804
Net effect on net income	$14,919	$17,151	$22,406
EQUITY AWARD PLANS
As of December 31, 2023, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 and 2001 Equity Incentive Plans were terminated as of February 19, 2021, and no further awards may be issued under the plans.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2023	2022	2021
Dividend yield	0%	0%	0%
Expected volatility	30%	30%	29%
Risk free interest rate	3.86%	2.01%	1.30%
Expected life of option from grant date	7 years	7 years	7 years
Weighted average grant date fair value of options granted	$21.58	$23.15	$22.59
The following table summarizes the Company’s stock option activity.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2023	1,202	$49.63	4.14	$10,772
Granted	151	52.87	—	—
Exercised	(93)	34.59	—	—
Forfeited or Expired	(82)	58.02	—	—
Outstanding at December 31, 2023	1,178	$50.64	3.65	$1,766
Exercisable at December 31, 2023	888	$48.43	2.75	$1,762
The Company recognized $1.4 million, $3.5 million and $5.0 million in expense related to stock options during the years ended December 31, 2023, 2022 and 2021, respectively. The intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 were $1.8 million, $4.0 million and $11.1 million, respectively. Cash received from option exercises and employee stock purchase plan was $4.3 million, $5.5 million and $6.8 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The realized tax benefit from options exercised were $0.1 million, $0.6 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was approximately $3.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2023.

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)		(In thousands)
Unvested, January 1, 2023	483	$61.63	407	62.88
Granted	411	51.01	229	52.29
Adjustments for performance achievement related to award target	—	—	(78)	62.26
Cancellations	(99)	60.17	(77)	63.74
Released	(211)	58.85	(146)	60.14
Unvested, December 31, 2023	584	$55.37	335	57.53
The Company recognized $18.7 million, $24.3 million and $31.2 million in expense related to such awards during the years ended December 31, 2023, 2022 and 2021, respectively. The total fair market value of shares vested and released in 2023, 2022

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and 2021 was $18.2 million, $65.0 million and $15.7 million, respectively. Vested awards include shares that have been fully earned but had not been delivered as of December 31, 2023.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2023, there were 51,241 performance stock units ("PSU's") granted in 2021 subject to vest and be released in 2024 based on PSU catch-up opportunity. No additional PSU's were subject to vest based on 2023 performance achievement.
As of December 31, 2023, there was approximately $30.5 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2023, there were approximately 2.7 million shares available for grant under the 2003 Plan.
The Company capitalized into inventory, share based compensation costs of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Such share-based compensation was recognized as cost of goods sold when related inventory was sold.
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury stock. At December 31, 2023, 1.9 million shares remain available for purchase under the ESPP. During the years ended December 31, 2023, 2022 and 2021, the Company issued 23,337 shares, 20,780 shares and 16,948 shares under the ESPP for $1.0 million, $1.1 million and $1.1 million, respectively.
10. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company has various defined benefit plans which covers certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the years ended December 31, 2023 and 2022 included the following (amounts in thousands):

	Year ended December 31,
	2023	2022
Service cost	$2,226	$2,419
Interest cost	1,157	194
Expected return on plan assets	(1,450)	(1,381)
Amortization of prior service cost (credit)	(389)	(326)
Recognized actuarial losses	(391)	9
Settlements	—	—
Net period benefit cost	$1,153	$915
The following weighted average assumptions were used to develop net periodic pension benefit costs and the actuarial present values of projected pension benefit obligations for the years ended December 31, 2023 and 2022, respectively:

	As of December 31,
	2023	2022
Discount rate	1.51%	2.44%
Expected return on plan assets	3.67%	3.61%
Rate of compensation increase	2.00%	1.97%
Interest crediting rate for cash balance plans	1.00%	1.00%
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2023 and 2022, the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

discount rates were prescribed as the current yield on corporate bonds with an average rating of AA or AAA of equivalent currency and term to the liabilities. The expected returns on plan assets represent the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rates of return, the Company considers returns of historical market data as well as actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories.
The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.
The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2023 and 2022 and a reconciliation of the funded status at December 31, 2023 and 2022, respectively (amounts in thousands):

	Year Ended December 31,
	2023	2022
Change In Projected Benefit Obligations
Projected benefit obligations, beginning of year	$50,364	$65,184
Interest cost	1,157	194
Service cost	2,226	2,419
Actuarial (gain) loss	8,229	(14,822)
Plan amendments	(1,772)	(390)
Plan settlements	(25)	(20)
Employee contribution	1,182	999
Premiums paid	(406)	(391)
Benefit payment	(812)	(999)
Effect of foreign currency exchange rates	4,958	(1,810)
Projected benefit obligations, end of year	$65,101	$50,364

	Year Ended December 31,
	2023	2022
Change In Plan Assets
Plan assets at fair value, beginning of year	$38,053	$39,914
Actual return on plan assets	1,350	(2,863)
Employer contributions	2,700	2,356
Employee contributions	1,182	999
Plan settlements	—	—
Benefits paid	(812)	(998)
Premiums paid	(406)	(391)
Effect of foreign currency exchange rates	3,657	(964)
Plan assets at fair value, end of year	$45,724	$38,053

	Year Ended December 31,
	2023	2022
Reconciliation Of Funded Status
Fair value of plan assets	$45,724	$38,053
Benefit obligations	65,101	50,364
Unfunded benefit obligations	$19,377	$12,311
The unfunded benefit obligations are included in other liabilities in the consolidated balance sheets at December 31, 2023 and 2022, respectively.
During the periods ended December 31, 2023 and 2022, the Company had a net loss of $6.6 million and a net gain of $7.4 million, respectively, recognized within accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost. The combined accumulated benefit obligations for the defined benefit plans was $62.8 million and $46.4 million as of December 31, 2023 and 2022, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The benefit plans in France and Germany had no assets at December 31, 2023.
As of December 31, 2023, no plan assets are expected to be returned to the Company in the next twelve months.
The following table is the summary of expected future benefit payments (in thousands):

2024	$2,457
2025	$2,618
2026	$2,251
2027	$2,193
2028	$2,388
Next five years	$12,953
As of December 31, 2023, contributions expected to be paid to the plan in 2024 is $3.0 million.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, Belgium, Canada, France, Japan, Netherlands, the U.K. and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $10.4 million, $9.8 million and $8.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
DEFERRED COMPENSATION PLAN
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company's deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at December 31, 2023 and 2022 was $6.1 million and $4.7 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no finance leases as of December 31, 2023. Many of the Company's leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the year ended December 31, 2023 and 2022, was $24.0 million and $22.6 million, respectively, which includes $0.3 million, in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental balance sheet information related to operating leases at December 31, 2023 were as follows:

	December 31, 2023	December 31, 2022
	(In thousands, except lease term and discount rate)
ROU assets	$156,184	$148,284

Current lease liabilities	15,284	14,624
Non-current lease liabilities	166,849	157,420
Total lease liabilities	$182,133	$172,044

Weighted average remaining lease term (in years):
Leased facilities	16.3 years	16.9 years
Leased vehicles	1.9 years	2.0 years

Weighted average discount rate:
Leased facilities	5.9%	5.4%
Leased vehicles	2.7%	2.7%
Supplemental cash flow information related to leases was as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,655	$17,442

ROU assets obtained in exchange for lease liabilities:
Operating leases	9,843	72,169
Future minimum lease payments under operating leases at December 31, 2023 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2024	296	22,625	22,921
2025	296	21,843	22,139
2026	296	19,166	19,462
2027	296	18,013	18,309
2028	296	15,769	16,065
Thereafter	246	173,562	173,808
Total minimum lease payments	$1,726	$270,978	$272,704
Less: Imputed interest			$90,571
Total lease liabilities			182,133
Less: Current lease liabilities			15,284
Long-term lease liabilities			166,849
There were no future minimum lease payments under finance leases at December 31, 2023.

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
12. INCOME TAXES
Income before income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2023	2022	2021
United States operations	$(31,649)	$92,642	$91,150
Foreign operations	112,718	121,252	123,527
Total	$81,069	$213,894	$214,677
A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	2.9%	0.1%	1.9%
Benefit derived from foreign operations	(17.2)%	(1.6)%	(3.3)%
Nondeductible meals and entertainment	1.1%	0.1%	0.1%
Intercompany profit in inventory	3.3%	0.3%	(0.2)%
Research and development credit	(5.7)%	(1.4)%	(1.2)%
Nondeductible executive compensation & stock compensation shortfall	2.3%	(0.6)%	(0.3)%
Transaction and deal related costs	3.3%	(1.8)%	0.1%
Gain from sale of business - book to tax differences	—%	—%	3.9%
Changes in valuation allowances	4.9%	—%	0.1%
Other	0.5%	(0.5)%	(0.9)%
Effective tax rate	16.4%	15.6%	21.2%

Our effective tax rate was 16.4% and 15.6% of income before income taxes for the years ended December 31, 2023 and December 31, 2022, respectively. In 2023, the Company’s higher effective tax rate was driven by the the inclusion of Global Intangible Low-Taxed Income ("GILTI"), offset by a $5.8 million income tax benefit related to a four-year tax credit received by a Swiss subsidiary. The Company received an extension of the 2018 Swiss tax grant for three years, until the 2027 tax year. The net benefit of the tax credit, recorded as of December 31, 2023, was based on projections of use of the incremental tax grant. The Company’s Swiss subsidiary may offset the tax credit against cantonal and communal income and capital taxes during tax years 2024 through 2027. Any unused balance at the end of the 2027 tax period will be forfeited.

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

During 2023, the Company’s foreign operations generated a $0.7 million decrease in income tax expense when compared to the same period in 2022, because of geographic and business mix of taxable earnings and losses, among other factors. The 2023 foreign effective tax rate is 16.4%, compared to 15.9% in 2022.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2022, the Company’s foreign operations generated a $0.4 million increase in income tax expense when compared to the same period in 2021, because of geographic and business mix of taxable earnings and losses, among other factors. The 2022 foreign effective tax rate is 15.9%, compared to 15.2% in 2021. The Company’s foreign tax rate is primarily based upon statutory rates.
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law, for which the company did not experience a material impact on the company’s effective tax rate. Further, legislation in foreign jurisdictions may be enacted, in continued response to the base erosion and profit-sharing (BEPS) project begun by the Organization for Economic Cooperation and Development (OECD).
The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). Several of the jurisdictions that we operate in have already adopted some form of the model rules, which could impact the amount of taxes that the Company pays after 2023. However, the rules are complex and provide for delays during the early transition years, if certain conditions are met. The Company will continue to analyze the law to determine potential impacts. At this time, the Company does not expect the Pillar 2 legislation to have a material impact on its consolidated financial statements. Such changes in U.S. and Non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
The provision for income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2023	2022	2021
Current:
Federal	$10,973	$24,201	$31,938
State	2,851	3,835	11,377
Foreign	11,389	9,893	5,042
Total current	$25,213	$37,929	$48,357
Deferred:
Federal	(19,060)	(11,591)	(12,830)
State	93	(2,316)	(3,688)
Foreign	7,082	9,322	13,763
Total deferred	$(11,885)	$(4,585)	$(2,755)
Provision for income taxes	$13,328	$33,344	$45,602

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
Dollars in thousands	2023	2022
Assets:
Doubtful accounts	$2,581	$2,261
Inventory related items	41,466	31,950
Tax credits	18,859	13,084
Accrued vacation	2,184	2,175
Accrued bonus	4,259	4,944
Stock compensation	9,117	10,175
Deferred revenue	1,849	2,130
Net operating loss carryforwards	28,799	30,707
Capitalization of research and development expenses	61,138	51,542
Unrealized foreign exchange gain	13,907	6,228
Charitable contributions carryforward	206	180
Leases and Other	55,271	55,228
Total deferred tax assets	239,636	210,604
Less valuation allowance	(12,486)	(9,651)
Deferred tax assets after valuation allowance	$227,150	$200,953
Liabilities:
Intangible and fixed assets	(168,229)	(166,891)
Unrealized foreign exchange loss	(10,024)	(12,991)
Leases and Other	(38,134)	(38,415)
Total deferred tax liabilities	$(216,387)	$(218,297)
Total net deferred tax assets (liabilities)	$10,763	$(17,344)
Prior period amounts were re-classed, as it relates to Leases and Other, between tax assets and liabilities within this table, to conform to the current period presentation.
The 2017 U.S. Tax Cuts and Jobs Act contained a provision which requires, for tax purposes, the capitalization and amortization of research and development expenses; effective for years beginning after December 31, 2021. The Company’s deferred tax assets increased by $14.4 million and $20.3 million at December 31, 2023 and December 31, 2022 respectively within the table above, related to the 2017 Tax Act.
At December 31, 2023, the Company had net operating loss carryforwards of $64.7 million for federal income tax purposes, $98.4 million for foreign income tax purposes and $19.2 million for state income tax purposes to offset future taxable income. For the federal net operating loss carryforwards, $55.8 million will expire through 2037; while $8.9 million have an indefinite carry forward period. For foreign net operating loss carryforwards, $81.0 million will expire through 2028, while the remaining $17.4 million have an indefinite carry forward period. The state net operating loss carryforwards expire through 2036.
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
The valuation allowance at December 31, 2023 increased by $2.8 million, as compared to 2022, primarily driven by a $3.3 million increase related to the new Swiss tax credit. The valuation allowance for 2022 had remained substantially unchanged, as compared to 2021.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Description
Dollars in thousands
Year ended December 31, 2023
Deferred tax assets valuation allowance	14,672	3,069	26	56	17,823
Year ended December 31, 2022
Deferred tax assets valuation allowance	15,258	(515)	—	(71)	14,672
Year ended December 31, 2021
Deferred tax assets valuation allowance	13,825	1,444	89	(100)	15,258
As of December 31, 2023, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. Material taxes would primarily be attributable to foreign withholding taxes and local income taxes when such earnings are distributed. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and no material tax cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
Dollars in thousands	2023	2022	2021
	(In thousands)
Balance, beginning of year	$713	$676	$702
Gross increases:
Current year tax positions	—	37	—
Prior years' tax positions	372	—	—
Lapse of statute	(273)	—	—
Other	—	—	(26)
Balance, end of year	$812	$713	$676
Approximately $0.8 million of the balance at December 31, 2023 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. The Company has no uncertain tax positions at December 31, 2023 related to tax positions for which it is reasonably possible that the amounts could be reduced during the twelve months following December 31, 2023.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal expense for the years ended December 31, 2023, 2022 and 2021. The Company had minimal interest and penalties accrued for the years ended December 31, 2023 and 2022 and 2021.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its U.S. consolidated Federal income tax returns by the IRS through fiscal year 2017. All significant state and local matters have been concluded through fiscal year 2018. All significant foreign matters have been settled through fiscal 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Years Ended December 31,
Dollars in thousands, except per share amounts	2023	2022	2021
Basic net income per share:
Net income	$67,741	$180,550	$169,075
Weighted average common shares outstanding	80,089	82,997	84,698
Basic net income per common share	$0.85	$2.18	$2.00

Diluted net income per share:
Net income	$67,741	$180,550	$169,075

Weighted average common shares outstanding — Basic	80,089	82,997	84,698
Effect of dilutive securities:
Stock options and restricted stock	248	519	787
Weighted average common shares for diluted earnings per share	80,337	83,516	85,485
Diluted net income per common share	$0.84	$2.16	$1.98
Common stock of approximately 0.6 million and 0.3 million shares at December 31, 2023, and 2022 that are issuable through exercise of dilutive securities, respectively, and were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

014. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income for the years ended December 31, 2023 and 2022:

Dollars in thousands	2023	2022	2021
Net income	$67,741	$180,550	$169,075
Foreign currency translation adjustment, net of tax	(12,103)	(17,807)	(17,362)
Change in unrealized loss/(gain) on derivatives, net of tax	(6,658)	65,798	39,268
Pension liability adjustment, net of tax	(6,610)	7,429	6,998
Comprehensive income, net	42,370	235,970	197,979
Changes in accumulated other comprehensive loss by component between December 31, 2023 and 2022 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2022	$28,147	$9,322	$(27,204)	$10,265
Other comprehensive gain (loss)	(16,991)	(6,610)	(5,901)	(29,502)
Less: Amounts reclassified from accumulated other comprehensive income, net	(10,333)	—	6,202	(4,131)
Net current-period other comprehensive gain (loss)	(6,658)	(6,610)	(12,103)	(25,371)
Balance at December 31, 2023	$21,489	$2,712	$(39,307)	$(15,106)
For the year ended December 31, 2023, the Company reclassified a loss of $24.2 million and a gain of $20.1 million from accumulated other comprehensive loss to other income, net and interest income, respectively.

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
On December 21, 2023, Fortis Advisors, LLC (representative of the securityholders of ACell, Inc.) filed for arbitration against Integra Life Sciences claiming breach of contract related to the earnout consideration from the 2021 acquisition of Acell. Refer to Note 4, Acquisitions and Divestitures, for additional information on the ACell Contingent Considerations. The Company believes that it has strong defenses to the allegations in the arbitration and intends to defend the matter vigorously.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the twelve-month period ended December 31, 2023 and 2022 to reflect the change in fair value during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates, Inc. (FN 4)	Location in Financial Statements
Balance as of January 1, 2023	$12,895		$230	$3,700	57,607
Change in fair value of contingent consideration liabilities	2,860	Research and development	2,327	(3,400)	11,093	Selling, general and administrative
Balance as of December 31, 2023	15,755		2,557	300	68,700

Short-Term	$7,778		$—	$—	$13,400	Accrued expenses and other current liabilities
Long-Term	7,977		2,557	300	55,300	Other liabilities
Total	$15,755		$2,557	$300	$68,700

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell Inc. (FN 4)	Surgical Innovations Associates, Inc. (FN 4)	Location in Financial Statements
Balance as of January 1, 2022	$15,099		$230	$21,800	$—
Additions	—		—	—	57,607
Change in fair value of contingent consideration liabilities	(2,204)	Research and development	—	(18,100)		Selling, general and administrative
Balance as of December 31, 2022	$12,895		$230	$3,700	$57,607

Short-Term	$2,845		$—	$—	$—
Long-Term	10,050		230	3,700	57,607	Accrued expenses and other current liabilities
Total	$12,895		$230	$3,700	$57,607	Other liabilities
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
Dollars in thousands	2023	2022	2021
Segment Net Sales
Codman Specialty Surgical	$1,058,993	$1,019,564	$1,025,232
Tissue Technologies	482,580	538,102	517,216
Total revenues	$1,541,573	$1,557,666	$1,542,448
Segment Profit
Codman Specialty Surgical	$450,530	$417,873	$439,471
Tissue Technologies	134,048	233,802	228,199
Segment profit	584,578	651,675	667,670
Amortization	(12,376)	(13,882)	(16,914)
Corporate and other	(460,676)	(398,873)	(453,526)
Operating income	$111,526	$238,920	$197,230
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

Dollars in thousands	United States(1)	Europe	Asia Pacific	Rest of the World	Consolidated
Total revenue, net:
2023	$1,100,730	$165,221	$193,096	$82,526	$1,541,573
2022	1,126,810	170,903	176,477	83,476	1,557,666
2021	1,089,526	191,327	182,034	79,561	1,542,448
Total long-lived assets:
2023	$481,508	$51,730	$19,842	$1,497	$554,577
2022	440,223	60,857	12,975	2,721	516,776