Form 10-Q
period 2024-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2024-07-29
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 26, 2024 was 77,582,027.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue, net	$418,175	$381,267	$787,047	$762,113

Costs and expenses:
Cost of goods sold	192,258	174,241	354,296	322,216
Research and development	29,767	26,588	56,732	53,312
Selling, general and administrative	195,472	164,908	361,270	331,565
Intangible asset amortization	3,707	3,026	13,814	6,134
Total costs and expenses	421,204	368,763	786,112	713,227
Operating income	(3,029)	12,504	935	48,886
Interest income	5,058	3,939	10,098	8,046
Interest expense	(18,651)	(12,464)	(32,275)	(24,564)
Other (expense) income, net	1,437	(155)	827	1,234
(Loss) income before income taxes	(15,185)	3,824	(20,415)	33,602
(Benefit) provision for income taxes	(2,783)	(360)	(4,732)	5,192
Net (loss) income	$(12,402)	$4,184	$(15,683)	$28,410

Net (loss) income per share
Basic	$(0.16)	$0.05	$(0.20)	$0.35
Diluted	$(0.16)	$0.05	$(0.20)	$0.35

Weighted average common shares outstanding (See Note 13):
Basic	77,409	80,966	77,572	81,418
Diluted	77,409	81,151	77,572	81,739
Comprehensive income (See Note 14)	(20,482)	1,947	(19,303)	$22,975

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$215,236	$276,402
Short-term investments	81,691	32,694
Trade accounts receivable, net of allowances of $10,992 and $4,879	271,155	259,327
Inventories, net	421,775	389,608
Prepaid Expenses	93,639	67,362
Other Current Assets	28,790	32,643
Total current assets	1,112,286	1,058,036
Property, plant and equipment, net	373,570	340,199
Right of use asset - operating leases	147,472	156,184
Intangible assets, net	1,219,942	1,067,833
Goodwill	1,104,640	1,055,462
Deferred tax assets, net	45,763	46,080
Other assets	70,822	58,194
Total assets	$4,074,495	$3,781,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$24,219	$14,531
Current portion of lease liability - operating leases	14,613	15,284
Accounts payable, trade	107,492	92,326
Contract liabilities	9,905	8,540
Accrued compensation	69,600	75,455
Accrued expenses and other current liabilities	102,487	100,844
Total current liabilities	328,316	306,980
Long-term borrowings under senior credit facility	1,151,665	825,563
Long-term borrowings under securitization facility	77,700	89,200
Long-term convertible securities	571,713	570,255
Lease liability - operating leases	169,561	166,849
Deferred tax liabilities	86,525	35,317
Other liabilities	154,820	199,940
Total liabilities	2,540,300	2,194,104
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 91,591 and 90,920 issued at June 30, 2024 and December 31, 2023, respectively	916	909
Additional paid-in capital	1,301,582	1,302,484
Treasury stock, at cost; 14,008 shares and 12,751 shares at June 30, 2024 and December 31, 2023, respectively	(680,753)	(647,262)
Accumulated other comprehensive loss	(18,726)	(15,106)
Retained earnings	931,176	946,859
Total stockholders’ equity	1,534,195	1,587,884
Total liabilities and stockholders’ equity	$4,074,495	$3,781,988
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net (Loss) Income	$(15,683)	$28,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,343	61,969
Non-cash impairment charges	12,144	—
Deferred income tax provision (benefit)	(4,700)	1,726
Share-based compensation	12,843	8,891
Amortization of debt issuance costs and expenses associated with debt refinancing	2,858	3,314
Non-cash lease expense	696	1,751
Loss (gain) on disposal of property and equipment	1,265	(104)
Change in fair value of contingent consideration and others	1,804	6,081
Changes in assets and liabilities:
Accounts receivable	10,111	4,826
Inventories	(17,278)	(27,555)
Prepaid expenses and other current assets	(16,773)	(10,512)
Other non-current assets	9,521	(8,184)
Accounts payable, accrued expenses and other current liabilities	(4,140)	(15,899)
Contract liabilities	2,169	724
Other non-current liabilities	(6,023)	(1,003)
Net cash provided by operating activities	56,157	54,435
INVESTING ACTIVITIES:
Purchases of property and equipment	(45,172)	(29,252)
Cash (paid) for business acquisitions, net of cash acquired	(281,994)	—
Purchases of Investments	(48,997)	—
Net cash used in investing activities	(376,163)	(29,252)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	429,300	15,200
Payments on debt	(105,644)	(29,100)
Payment of debt issuance costs	—	(7,578)
Purchases of treasury stock	(50,000)	(150,000)
Payments for Contingent Consideration	(11,923)	—
Proceeds from exercised stock options	6,398	3,437
Cash taxes paid in net equity settlement	(3,203)	(5,335)
Net cash provided by (used in) financing activities	264,928	(173,376)
Effect of exchange rate changes on cash and cash equivalents	(6,088)	724
Net (decrease) in cash and cash equivalents	(61,166)	(147,469)
Cash and cash equivalents at beginning of period	276,402	456,661
Cash and cash equivalents at end of period	$215,236	$309,192
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	90,920	$909	(12,751)	$(647,262)	$1,302,484	$(15,106)	$946,859	$1,587,884
Net loss	—	—	—	—	—	—	(3,281)	(3,281)
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,460	—	4,460
Issuance of common stock through employee stock purchase plan	23	—	—	—	965	—	—	965
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	541	2	16	840	1,470	—	—	2,312
Share-based compensation	—	4	—	—	5,608	—	—	5,612
Balance, March 31, 2024	91,484	$915	(12,735)	$(646,422)	$1,310,527	$(10,646)	$943,578	$1,597,952
Net income	—	—	—	—	—	—	(12,402)	(12,402)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,080)	—	(8,080)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	107	1	—	20	(101)	—	—	(80)
Share-based compensation	—	—	—	—	7,305	—	—	7,305
Accelerated shares repurchased	—	$—	(1,273)	(34,351)	(16,149)	$—	$—	(50,500)
Balance, June 30, 2024	91,591	$916	(14,008)	$(680,753)	$1,301,582	$(18,726)	$931,176	$1,534,195

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	90,476	$905	(6,823)	$(362,862)	$1,276,977	$10,265	$879,118	$1,804,403
Net income	—	—	—	—	—	—	24,226	24,226
Other comprehensive income, net of tax	—	—	—	—	—	(3,198)	—	(3,198)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	316	1	16	846	(4,858)	—	—	(4,011)
Share-based compensation	—	2	—	—	3,609	—	—	3,611
Accelerated shares repurchased	—	—	(2,111)	(119,662)	(31,538)	—	—	(151,200)
Balance, March 31, 2023	90,813	$908	(8,918)	$(481,678)	$1,245,297	$7,067	$903,344	$1,674,938
Net income	—	—	—	—	—	—	4,184	4,184
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,237)	—	(2,237)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes	68	1	—	21	985	—	—	1,007
Share-based compensation	—	—	—	—	5,268	—	—	5,268
Accelerated shares repurchased	—	$—	(609)	$(32,125)	$32,125	$—	$—	—
Balance, June 30, 2023	90,881	909	(9,527)	(513,782)	1,283,675	4,830	907,528	1,683,160
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
In the opinion of management, the June 30, 2024 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and six-month period ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the unaudited condensed consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and, in January 2021, subsequently amended the initial guidance in~~:~~ ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which delayed the effective date from December 31, 2022 to December 31, 2024. The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to LIBOR. On March 24, 2023, the Company entered into the seventh amendment and restatement (the “March 2023 Amendment”) of its Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. In connection with the March 2023 Amendment, the Company replaced all LIBOR-based contracts with SOFR, which is calculated based on overnight transactions under repurchase agreements backed by Treasury securities. In addition, on April 17, 2023 the Company entered into an amendment (the “April 2023 Amendment”) of the Securitization Facility (as defined below) and amended the interest rate from LIBOR to a SOFR-indexed rate. (See Note 6. Debt). In March 2023, the Company entered into a basis swap contract by which the Company receives Term SOFR and pays LIBOR to convert its portfolio of interest rate swaps from LIBOR to SOFR. The Company has elected to adopt the optional expedient under Topic 848, which will allow the interest rate swap hedging relationship to continue, without de-designation, due to the change in the indexed rate from LIBOR to SOFR.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company does not plan to early adopt and is currently evaluating this ASU to determine its impact on the Company’s disclosures.
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
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand as well as time deposits with original maturities of three months or less and money market funds which are highly liquid and readily convertible to cash, totaling approximately $215.2 million and $276.4 million at June 30, 2024 and December 31, 2023 respectively. Time deposits with original maturities of three months or less and money market funds are valued based on Level 1 measurements in the fair value hierarchy established within FASB Topic 820, Fair Value Measurement (“ASC 820”). Level 1 inputs represent quoted prices in active markets for identical assets or liabilities.
Short-term investments
The Company had short term investments, primarily consisting of time deposits with original maturities between three months and one year, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $81.7 million at June 30, 2024 compared to $32.7 million at December 31, 2023.
2. ACQUISITIONS AND DIVESTITURES
Acquisition of Acclarent, Inc.
On April 1, 2024, the Company completed the acquisition of all of the outstanding capital stock of Acclarent, Inc. (“Acclarent”), a developer and marketer of medical devices used in ear, nose, throat (“ENT”) procedures, from Ethicon, Inc., a subsidiary of Johnson & Johnson, for approximately $282.0 million in cash, subject to customary adjustments set forth in the purchase agreement related to working capital balances transferred to the Company. The addition of Acclarent’s ENT product portfolio, including sinus balloon dilation, eustachian tube balloon dilation, and surgical navigation systems technologies, and dedicated salesforce will enhance the Company’s position in the ENT specialty device market.
Acclarent’s results of operations have been reported in the Company’s Codman Specialty Surgical reportable segment from the date of acquisition. The Company recorded revenue from Acclarent of approximately $31.3 million, in the consolidated statements of operations and comprehensive income for the three months ended June 30, 2024. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company’s operations.
Assets Acquired and Liabilities Assumed at Fair Value
The Acclarent acquisition has been accounted for using the acquisition method of accounting in accordance with FASB Topic ASC 805, Business Combinations (“ASC 805”). This method requires that assets acquired and liabilities assumed in a business combination are recognized at their fair values as of the acquisition date. The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to intangible assets, goodwill, and income taxes are preliminary and subject to finalization. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Estimated Fair Value	Estimated Useful Life
Current assets:
Cash	$—
Trade accounts receivable, net	23,716
Inventories, net	20,294
Prepaid expenses	273
Other current assets	476
Total current assets	$44,759
Property, plant and equipment, net	7,716
Right of use asset - operating leases	989
Intangible assets, net
Completed technology	202,000	12 years
Trademarks/brand names	3,000	5 years
All other	17,000	4 years
Goodwill	65,579
Deferred tax assets	6,863
Total assets acquired	$347,906

Current liabilities:
Accounts payable, trade	$3,989
Contract liabilities	3,984
Accrued compensation	1,037
Accrued expenses and other current liabilities	2,278
Current portion of lease liability - operating leases	365
Total current liabilities	$11,653
Lease liability - operating leases	624
Deferred tax liabilities	53,635
Total liabilities assumed	65,912

Net assets acquired	$281,994
The carrying value of trade accounts receivable, prepaid expenses, other current assets, accounts payable, contract liabilities, accrued compensation, accrued expenses and other current liabilities, as well as certain other current and non-current assets and liabilities, generally represented the fair value at the date of acquisition.
Intangible Assets
The estimated fair value of the intangible assets acquired was determined using the multi-period, excess earnings method of the income approach, which estimates value based on the present value of future economic benefits attributable to the intangible assets. The significant assumptions used in developing the valuation included the estimated annual net cash flows including application of forecasted revenue, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The intangible assets acquired have a weighted average useful life of 11 years.
The Company used a discount rate of 12.2% to arrive at the present value for the acquired intangible assets to reflect the rate of return a market participant would expect to earn and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Goodwill
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined company and assembled workforce. Goodwill has been allocated to the Codman Specialty Surgical segment, as shown in Note 5. Goodwill and Other Intangible Assets. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the changes in the contract asset and liability balances for the six months ended June 30, 2024:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2024	$9,233
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(9,233)
Contract asset, net of transferred to trade receivables on contracts during the period	6,623
Contract asset, June 30, 2024	$6,623

Contract Liability
Contract liability, January 1, 2024	$16,252
Recognition of revenue included in beginning of year contract liability	(5,365)
Contract liability, net of revenue recognized on contracts during the period	7,519
Foreign currency translation	(77)
Contract liability, June 30, 2024	$18,329
At June 30, 2024, the short-term portion of the contract liability of $9.9 million and the long-term portion of $8.4 million are included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of June 30, 2024, the Company is expected to recognize revenue of approximately 54% of unsatisfied (or partially unsatisfied) performance obligations as revenue within 12 months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Neurosurgery	$205,502	$205,803	$407,770	$398,673
Instruments	54,537	56,365	98,910	102,603
ENT(1)	41,722	8,862	51,515	17,890
Total Codman Specialty Surgical	301,761	271,030	558,195	519,166

Wound Reconstruction and Care	87,695	91,118	168,572	192,058
Private Label	28,719	19,119	60,280	50,889
Total Tissue Technologies	116,414	110,237	228,852	242,947
Total revenue	$418,175	$381,267	$787,047	$762,113
(1) Prior period revenues included within our instruments business have been reclassified under the ENT business.
See Note 15, Segment and Geographical Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	June 30, 2024	December 31, 2023
Finished goods	$220,844	$196,402
Work in process	76,509	74,035
Raw materials	124,422	119,171
Total inventories, net	$421,775	$389,608
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2024 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2023	$666,937	$388,525	$1,055,462
Acclarent Acquisition	65,579	—	65,579
Foreign currency translation	(10,717)	(5,684)	(16,401)
Goodwill at June 30, 2024	$721,799	$382,841	$1,104,640
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Company’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”), the Company elected to perform a quantitative analysis of its Tissue Technologies reporting unit in the first quarter of 2024 in accordance with ASC 350. The quantitative test estimates the fair value of the reporting unit using a discounted cash flow model, which incorporates significant estimates and assumptions made by management with respect to future revenue and expense growth rates and discount rates which, by their nature, are characterized by uncertainty. An impairment loss is recognized when the reporting unit’s carrying amount exceeds its estimated fair value. The quantitative test utilized a terminal growth rate of 2%, a discount rate of 15%, and a range and application of the company guideline multiples. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was not less than its carrying amount, with 20% headroom.
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2024
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,412,670	$(482,499)	$930,171
Customer relationships	12 years	167,273	(135,789)	31,484
Trademarks/brand names	27 years	100,600	(40,351)	60,249
Codman tradename	Indefinite	168,969	—	168,969
Supplier relationships	30 years	30,211	(18,637)	11,574
All other	6 years	23,015	(5,520)	17,495
		$1,902,738	$(682,796)	$1,219,942

	December 31, 2023
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,226,128	$(448,519)	$777,609
Customer relationships	12 years	193,895	(152,160)	41,735
Trademarks/brand names	28 years	98,892	(38,754)	60,138
Codman tradename	Indefinite	174,531	—	174,531
Supplier relationships	30 years	30,211	(18,148)	12,063
All other	11 years	6,180	(4,423)	1,757
		$1,729,837	$(662,004)	$1,067,833
Total amortization of intangible assets for the three and six months ended June 30, 2024 was $25.4 million and $53.1 million, respectively. Of these amounts, $21.7 million and $39.3 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold. $7.1 million related to the impairment of a customer relationship intangible and the remainder were included in intangible amortization in the statement of operations.
Total amortization of intangible assets for the three and six months ended June 30, 2023 was $20.6 million and $41.3 million, respectively. Of these amounts, $17.6 million and $35.1 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold, with the remainder included in intangible amortization in the statement of operations.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $50.8 million for the remainder of 2024, $101.6 million in 2025, $101.4 million in 2026, $100.4 million in 2027, $96.9 million in 2028, $91.6 million in 2029 and $506.8 million thereafter.
The Company periodically performs testing for impairment on certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility, the Company elected to perform impairment testing on certain definite-lived intangible assets including completed technology and customer relationships in accordance with FASB ASC Topic 360, Property, Plant and Equipment. In the first quarter of 2024, the Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. The carrying values of SurgiMend® and PriMatrix® are $36.5 million and $26.6 million, respectively, as of June 30, 2024.
6. DEBT
Amendment to the Seventh Amended and Restated Senior Credit Agreement
On March 24, 2023, the Company entered into the seventh amendment and restatement (the “March 2023 Amendment”) of the Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest. The Company continues to have the aggregate principal amount of up to approximately $2.1 billion available to it through the following facilities: (i) a $775.0 million term loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans. The terms of the Senior Credit Facility limit the amount of dividends we may pay.
The Company’s maximum Consolidated Total Leverage Ratio (as defined in the March 2023 Amendment) in the financial covenants was modified to the following:

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
The applicable rates are based on the Company’s Consolidated Total Leverage Ratio (defined, as of any date of determination, as the ratio of (a) Consolidated Funded Indebtedness as of such date (as defined in the Credit Agreement) less cash that is not subject to any restriction on the use or investment thereof to (b) Consolidated EBITDA (as defined by the Seventh Amended and Restated Credit Agreement (the “Credit Agreement”)), for the period of four consecutive fiscal quarters ending on such date).
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company’s consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility component of the Senior Credit Facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at June 30, 2024, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
At June 30, 2024 and December 31, 2023 there was $410.0 million and $70.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At June 30, 2024 and December 31, 2023, there was $770.2 million and $775.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 6.8% and 6.8%, respectively. As of June 30, 2024 and December 31, 2023 there was $24.2 million and $14.5 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
The fair value of the term loan and revolving portion of the Senior Credit Facility at June 30, 2024 was $759.8 million, and $404.2 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of June 30, 2024 and December 31, 2023 totaled $1.7 million. There were no amounts drawn under the letters of credit outstanding as of June 30, 2024.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of June 30, 2024	Principal Repayment
Dollars in thousands
Remainder of 2024	$9,688
2025	33,906
2026	38,750
2027	53,281
Thereafter	634,531
$770,156
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $26.2 million for the remainder of 2024, $50.9 million in 2025, $48.2 million in 2026, $45.1 million in 2027, and $10.0 million thereafter. Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
Any outstanding borrowings on the revolving credit facility component of the Senior Credit Facility are due on March 24, 2028.
Convertible Senior Notes
On February 4, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the “2025 Notes”) pursuant to an indenture, dated as of February 4, 2020 (the “Original Indenture”), between the Company and Citibank, N.A., as trustee. The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the 2025 Notes. In connection with this offering, the Company capitalized $13.2 million of financing fees.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on an initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company’s common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period specified in the Original Indenture; (3) if the Company calls the notes for optional redemption as described in the Original Indenture; or (4) if specified corporate transactions occur. As of June 30, 2024, none of these conditions existed and the 2025 Notes are classified as long term obligations.
On December 9, 2020, the Company entered into the first supplemental indenture to the Original Indenture (the “First Supplemental Indenture” and, together with Original Indenture, the “Indenture”), pursuant to which the Company irrevocably elected (1) to eliminate the Company’s option to choose physical settlement on any conversion of the 2025 Notes that occurs on or after the date of the First Supplemental Indenture and (2) with respect to any Combination Settlement (as defined in the First Supplemental Indenture) for a conversion of the 2025 Notes, the Specified Dollar Amount (as defined in the First Supplemental Indenture) that will be settled in cash per $1,000 principal amount of the 2025 Notes shall be no lower than $1,000.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Holders of the 2025 Notes will have the right to require the Company to repurchase for cash all or a portion of their 2025 Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). The Company will also be required to increase the conversion rate for holders who convert their 2025 Notes in connection with certain Fundamental Changes occurring prior to the maturity date or following delivery by the Company of a notice of redemption.
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
At June 30, 2024, the carrying amount of the liability of the 2025 Notes was $575.0 million. The fair value of the 2025 Notes at June 30, 2024 was $539.6 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quotes. The 2025 Notes are valued based on Level 1 measurements in the fair value hierarchy. Level 1 inputs represent quoted prices in active markets for identical assets or liabilities.
Securitization Facility
In 2018, the Company entered into an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2024, the Company was in compliance with the covenants and none of the termination events had occurred.
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
At June 30, 2024 and December 31, 2023, the Company had $77.7 million and $89.2 million, respectively, of outstanding borrowings under its Securitization Facility at a weighted average interest rate of 6.8% and 5.9%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at June 30, 2024 was $76.1 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
The Company held the following interest rate swaps as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024	December 31, 2023					June 30, 2024		December 31, 2023
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month Term SOFR Loan	—	150,000	December 13, 2017	July 1, 2019	June 30, 2024	2.423%	—		2,105
1-month Term SOFR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	3,063		4,978
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	1,367		1,349
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	1,356		1,312
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	1,339		1,346
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	4,366		3,015
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	4,572		3,052
1-month Term SOFR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	31,747		22,965
1-month Term SOFR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	7,240		5,263
Basis Swap (1)	—	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,935)	0	(1,829)
	$1,325,000	$1,475,000					$53,115		$43,556
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the three and six months ended June 30, 2024, the Company recorded a gain of $5.1 million and $19.8 million, respectively, in AOCI related to the change in fair value of the interest rate swaps. For the three and six months ended June 30, 2023 the Company recorded a gain of $18.7 million and $8.2 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.
For the three and six months ended June 30, 2024, the Company recorded gains of $5.0 million and $10.3 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. For the three and six months ended June 30, 2023 the Company recorded gains of $4.5 million and $8.0 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2024 within the next twelve months is $11.0 million.
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
The Company held the following cross-currency rate swaps as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

					June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	CHF 339,637	351,137	(12,894)	(38,324)
Receive U.S.$			3.98%		$381,272	394,183

Pay CHF	September 22, 2023	September 29, 2024	2.40%	CHF	CHF 28,500	28,500	(283)	(2,348)
Receive U.S.$			6.27%		$31,457	31,457

Total							$(13,177)	$(40,672)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2024, the Company recorded a gain of $0.6 million and $30.1 million, respectively, in AOCI related to change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2023, the Company recorded a loss of $12.9 million and $10.7 million in AOCI related to change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2024 the Company recorded a loss of $1.5 million and a gain of $28.6 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans. For the three and six months ended June 30, 2023, the Company recorded a loss of $10.0 million and $14.9 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans.
For the three and six months ended June 30, 2024, the Company recorded a gain of $1.3 million and $2.6 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2023, the Company recorded a gain of $1.4 million and $2.9 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated loss that is expected to be reclassified to other income (expense), net from AOCI as of June 30, 2024 within the next twelve months is $2.7 million. As of June 30, 2024, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

					June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	€ 38,820	38,820	3,566	2,475
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,210	288,210	(32,105)	(48,047)
Receive U.S.$			1.94%		$300,000	300,000

Pay CHF	November 21, 2023	December 17, 2029	—%	CHF	CHF 66,525	66,525	(1,960)	(4,037)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	CHF 68,483	—	(3,078)	—
Receive U.S.$			2.74%		$75,000	—

Total							(33,577)	(49,609)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2024, the Company recorded a loss of $4.2 million and a gain of $20.7 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2023, the Company recorded a loss of $11.1 million and $10.1 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2024, the Company recorded a gain of $2.5 million and $4.7 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2023, the Company recorded a gain of $2.1 million and $4.2 million in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2024 within the next twelve months is $9.7 million.
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
In the first quarter of 2024, the Company entered into foreign currency forwards to mitigate the exchange rate risk of Swiss franc denominated intercompany purchases. These contracts typically settle at various dates within twelve months of execution. As of June 30, 2024 the notional amount of foreign currency forward contracts was 6.5 million CHF. For the three and six months ended June 30, 2024 the Company recorded an immaterial loss and a loss of $0.6 million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts and a loss of $0.1 million and $0.2 million, respectively in cost of goods sold included in the consolidated statements of operations.
For the three and six months ended June 30, 2023 the Company recorded a gain of $0.3 million and $0.2 million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts and a gain of $0.4 million and $0.4 million, respectively, in cost of goods sold included in the consolidated statements of operations.
On July 3, 2024, the Company entered into forward currency forwards with a notional amount of 5.2 million CHF to mitigate the exchange rate risk of Swiss franc denominated intercompany purchases. These contracts settle at various dates within twelve months of execution.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2024	December 31, 2023
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap(2)	$11,602	$14,675
Cross-currency swap	2,950	537
Net Investment Hedges
Cross-currency swap	5,946	2,938
Other assets
Cash Flow Hedges
Interest rate swap(2)	43,448	30,710
Net Investment Hedges
Cross-currency swap	2,563	1,470
Total derivatives designated as hedges — Assets	$66,509	$50,330

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap(2)	$612	$579
Cross-currency swap	283	4,813
Foreign currency forward contracts	247	—
Net Investment Hedges
Cross-currency swap	—	2,903
Other liabilities
Cash Flow Hedges
Interest rate swap(2)	1,323	1,250
Cross-currency swap	15,843	36,396
Net Investment Hedges
Cross-currency swap	42,086	51,114
Total derivatives designated as hedges — Liabilities	$60,394	$97,055
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2) At June 30, 2024 and December 31, 2023, the total notional amounts related to the Company’s interest rate swaps were $1.3 billion, and $1.5 billion, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2024 and 2023:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended June 30, 2024
Cash Flow Hedges
Interest rate swap	$53,060	$5,088	$5,032	$53,116	Interest expense
Cross-currency swap	(17,704)	598	(239)	(16,867)	Other income, net
Foreign Currency Forward Contract	(519)	(4)	(93)	(430)	Cost of Sales
Net Investment Hedges
Cross-currency swap	(22,780)	(4,233)	2,453	(29,466)	Interest income
	$12,057	$1,449	$7,153	$6,353
Three Months Ended June 30, 2023
Cash Flow Hedges
Interest rate swap	$42,678	$18,694	$4,471	$56,901	Interest expense
Cross-currency swap	(14,576)	(12,873)	(8,524)	(18,925)	Other income, net
Foreign Currency Forward Contract	$(69)	$304	$358	$(123)
Net Investment Hedges
Cross-currency swap	(8,060)	(11,067)	2,112	(21,239)	Interest income
	$19,973	$(4,942)	$(1,583)	$16,614

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Six Months Ended June 30, 2024
Cash Flow Hedges
Interest rate swap	$43,556	$19,811	$10,251	$53,116	Interest expense
Cross-currency swap	(15,763)	30,130	31,234	(16,867)	Other income (expense), net
Foreign currency forward contract	—	(633)	(203)	(430)	Cost of sales
Net Investment Hedges
Cross-currency swap	(45,498)	20,687	4,655	(29,466)	Interest income
	$(17,705)	$69,995	$45,937	$6,353
Six Months Ended June 30, 2023
Cash Flow Hedges
Interest rate swap	$56,712	$8,160	$7,971	$56,901	Interest expense
Cross-currency swap	(20,271)	(10,682)	(12,028)	(18,925)	Other income (expense), net
Foreign currency forward contract	—	$235	$358	(123)
Net Investment Hedges
Cross-currency swap	(6,914)	(10,117)	4,208	(21,239)	Interest income
	$29,527	$(12,404)	$509	$16,614

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Derivative Instruments not Designated Hedges:
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 million to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to $4.6 million as of June 30, 2024.
The fair value of the foreign currency swaps not designated as hedges was $1.5 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively. The following table summarizes the gains on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency swaps	135	588	408	643
Total	$135	$588	$408	$643
8. STOCK-BASED COMPENSATION
As of June 30, 2024, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).
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
Stock Options
As of June 30, 2024, there were approximately $4.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 243,964 stock options granted during the six months ended June 30, 2024. For the six months ended June 30, 2024, the weighted average grant date fair value for stock options granted was $15.68 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2024, there was approximately $43.5 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 702,687 restricted stock awards and 308,467 performance stock awards during the six months ended June 30, 2024. For the six months ended June 30, 2024, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $34.90 and $36.22 per award, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
CEO Separation
On February 27, 2024, the Company announced that Mr. De Witte would retire from his position as President and Chief Executive Officer and director of the Company following the completion of a succession process and entered into a letter agreement with Mr. De Witte to modify his current employment agreement and put forth the form of a post-employment consulting agreement. The Company applied modification accounting to the outstanding equity-based awards granted to Mr. De Witte as of that date, which revalued and accelerated stock-based compensation associated with equity-based awards granted to him over his expected service period to the Company. Pursuant to this letter agreement, Mr. De Witte’s unvested equity-based awards will continue to vest during his continued service period to the Company and vested stock options were modified such that they will remain exercisable until the lesser of (a) the stated term of the stock options and (b) six months following his cessation of continued service to the Company. As a result of the modifications, the Company recorded incremental stock-based compensation expense of $0.8 million during the six months ended June 30, 2024. The Company will record a total of $1.9 million in accelerated stock-based compensation expenses for the twelve months ended 2024 that would not have been recognized if Mr. De Witte had not announced his retirement from Integra.
9. RETIREMENT PLANS
The Company maintains defined benefit pension plans that cover certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2024 were $0.4 million and $0.9 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $1.6 million for the three and six months ended June 30, 2024 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months June 30, 2023 were $0.3 million and $0.6 million. The components of the net periodic benefit costs other than the service cost component of $0.5 million and $1.1 million for the three and six months ended June 30, 2023 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $41.7 million and $45.7 million as of June 30, 2024 and December 31, 2023, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2024 and December 31, 2023. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $6.0 million and $6.1 million as of June 30, 2024 and December 31, 2023, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities, and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2024. Many of the Company’s leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Total operating lease expense for the six months ended June 30, 2024 and June 30, 2023 was $12.8 million and $11.8 million, respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	June 30, 2024	December 31, 2023
ROU assets	$147,472	$156,184

Current lease liabilities	14,613	15,284
Non-current lease liabilities	169,561	166,849
Total lease liabilities	$184,174	$182,133

Weighted average remaining lease term (in years):
Leased facilities	16.4 years	16.3 years
Leased vehicles	2.1 years	1.9 years

Weighted average discount rate:
Leased facilities	5.4%	5.9%
Leased vehicles	2.8%	2.7%
Supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023 were as follows:

Dollars in thousands	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,029	$9,505

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$68	$7,582
Future minimum lease payments under operating leases at June 30, 2024 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2024	$148	$11,736	$11,884
2025	296	22,472	22,768
2026	296	20,397	20,693
2027	296	19,090	19,386
2028	296	16,971	17,267
2029	246	16,168	16,414
Thereafter	—	164,718	164,718
Total minimum lease payments	$1,578	$271,552	$273,130
Less: Imputed interest			88,956
Total lease liabilities			184,174
Less: Current lease liabilities			14,613
Long-term lease liabilities			169,561

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
There were no future minimum lease payments under finance leases at June 30, 2024.
Related Party Leases
The Company leases one of its manufacturing facilities in Plainsboro, New Jersey, from a general partnership that is 50% owned by a principal stockholder of the Company. The term of the current lease agreement is through October 31, 2029 at an annual rate of approximately $0.3 million. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from November 1, 2029 through October 31, 2034 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2034 through October 31, 2039 at the fair market rental rate of the premises.
Lease Impairment Charge
During the three months ended June 30, 2024, the Company approved a plan to transition the commercial distribution of PriMatrix® and SurgiMend® from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts and permanently cease use of the Boston facility. As a result, the Company recorded a $4.6 million impairment charge for the three months ended June 30, 2024 as the carrying amounts of the operating lease right-of-use asset and fixed assets related to the Boston facility exceeded their fair values based on the Company’s estimates of future discounted cash flows through the end of the lease term and the end of their remaining useful lives, respectively. The $4.6 million impairment charge was comprised of a $1.7 million impairment of an operating lease right-of-use asset and a $2.9 million write-off of fixed assets, which was recorded as a component of cost of goods sold in the condensed consolidated statements of operations.
11. TREASURY STOCK
As of June 30, 2024 and December 31, 2023, there were 14.0 million and 12.8 million shares of treasury stock outstanding with a cost of $680.8 million and $647.3 million, at a weighted average cost per share of $48.60 and $50.76, respectively.
On May 16, 2024, the Company entered into a $50 million accelerated share repurchase (“May 2024 ASR”) and received 1.3 million shares of common stock at inception of the May 2024 ASR, which represented approximately 70% of the expected total shares under the May 2024 ASR. The remaining repurchase transactions are expected to be completed in the third quarter of 2024.
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
On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program, replacing the existing $225 million program authorized in April 2022, under which $75 million remained authorized at the time of its replacement. As of June 30, 2024, $50 million remained authorized. The program authorized in July 2023 allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reported tax rate	18.3%	(9.4)%	23.2%	15.5%
The Company’s effective income tax rates for the three months ended June 30, 2024 and 2023 were 18.3% and (9.4)%, respectively. For the three months ended June 30, 2024, the higher tax rate is primarily driven by lower three month book income as compared to the previous year. For the three months ended June 30, 2023, the lower rate was partially driven by a $1.1 million benefit associated with the Federal R&D credit.
The Company’s effective income tax rates for the six months ended June 30, 2024 and 2023 were 23.2% and 15.5%, respectively. For the six months ended June 30, 2024, the higher tax rate is primarily driven by lower book income and a $1.7 million shortfall from stock-based compensation, as compared to the prior year. For the six months ended June 30, 2023, the lower tax rate was primarily due to a $1.1 million benefit associated with the Federal R&D credit, offset by $0.3 million shortfall from stock-based compensation.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Basic net (loss) income per share:
Net (loss) income	$(12,402)	$4,184	$(15,683)	$28,410
Weighted average common shares outstanding	77,409	80,966	77,572	81,418

Basic net (loss) income per common share	$(0.16)	$0.05	$(0.20)	$0.35

Diluted net (loss) income per share:
Net (loss) income	$(12,402)	$4,184	$(15,683)	$28,410

Weighted average common shares outstanding — Basic	77,409	80,966	77,572	81,418
Effect of dilutive securities:
Stock options and restricted stock	—	185	—	321
Weighted average common shares for diluted earnings per share	77,409	81,151	77,572	81,739

Diluted net (loss) income per common share	$(0.16)	$0.05	$(0.20)	$0.35
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
Common stock of approximately 1.3 million and 0.6 million shares at June 30, 2024, and 2023, respectively, were not included in the computation of diluted net (loss) income per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
Net (loss) income	$(12,402)	$4,184	$(15,683)	$28,410
Foreign currency translation adjustment	(8,674)	(10,029)	(7,945)	(6,838)
Change in unrealized loss/(gain) on derivatives, net of tax	594	7,561	4,330	1,069
Pension liability adjustment, net of tax		231	(5)	334
Comprehensive (loss) income, net	$(20,482)	$1,947	$(19,303)	$22,975

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive (loss) income by component between December 31, 2023 and June 30, 2024 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2024	$21,489	$2,712	$(39,307)	$(15,106)
Other comprehensive gain (loss)	39,109	(5)	(4,361)	34,743
Less: Amounts reclassified from accumulated other comprehensive income, net	34,779	—	3,584	38,363
Net current-period other comprehensive gain (loss)	4,330	(5)	(7,945)	(3,620)
Balance at June 30, 2024	$25,819	$2,707	$(47,252)	$(18,726)
For the six months ended June 30, 2024, the Company reclassified a gain of $26.9 million and $11.5 million from accumulated other comprehensive income to other income, net and interest income, respectively.
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company internally manages two global reportable segments and reports the results of its businesses to its chief operating decision maker. The two reportable segments and their activities are described below.
•The Codman Specialty Surgical segment includes (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment; (ii) the Instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices; and (iii) the ENT business, which includes instrumentation, balloon technologies for sinus dilation and eustachian tube dilation, as well as surgical navigation systems.
•The Tissue Technologies segment consists of the Wound Reconstruction and Care business, which includes offerings such as skin and wound repair products, plastics and surgical reconstruction products, bone grafts, and nerve and tendon repair products. The Tissue Technologies segment includes the Company’s private label business.
The Corporate and other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
Segment Net Sales
Codman Specialty Surgical	$301,761	$271,030	$558,195	$519,166
Tissue Technologies	116,414	110,237	228,852	242,947
Total revenues	$418,175	$381,267	$787,047	$762,113
Segment Profit
Codman Specialty Surgical	$164,141	$116,341	$267,633	$227,274
Tissue Technologies	37,187	8,062	67,853	60,343
Segment profit	201,328	124,403	335,486	287,617
Amortization	(3,707)	(3,026)	(13,814)	(6,134)
Corporate and other	(200,650)	(108,873)	(320,737)	(232,597)
Operating income	$(3,029)	$12,504	$935	$48,886

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
United States	$310,225	$276,782	$566,454	$547,784
Europe	40,689	37,452	82,285	78,516
Asia Pacific	45,951	47,706	95,496	98,179
Rest of World	21,310	19,327	42,812	37,634
Total Revenues	$418,175	$381,267	$787,047	$762,113
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
The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded and actual results may differ from these estimates. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On March 17, 2021, a complaint was filed against the Company in the Court of Common Pleas of Philadelphia County in Pennsylvania asserting product liability claims relating to a surgical procedure in which the Company’s CUSA® Clarity allegedly was used. The plaintiff seeks damages against the Company based upon plaintiff’s claim that the CUSA® Clarity did not function as intended. The plaintiff also asserts separate claims against the surgeon and the hospital. The outcome of this legal action is not within the Company’s control and may not be known for a prolonged period of time. The Company believes it has meritorious defenses and the plaintiff’s claims are adequately covered by insurance. Consequently, this matter is not expected to result in a material, adverse effect on the Company’s financial condition, results of operations and cash flows. Notwithstanding the foregoing, in the event damages exceed the aggregate coverage limits of the Company’s insurance policies, or if the Company’s insurance carriers disclaim coverage, it is possible that costs associated with these claims could have a material impact on the consolidated financial condition, results of operations and cash flows of the Company.
Contingent Consideration
The Company determined the fair value of contingent consideration during the six month period ended June 30, 2024 and June 30, 2023 to reflect the change in estimate, additions, payments, transfers and the time value of money during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2024 and June 30, 2023 is as follows (in thousands):

Six Months Ended June 30, 2024	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates (SIA), Inc.	Location in Financial Statements
Balance as of January 1, 2024	$15,755		$2,557	$300	68,700
Payment					(12,400)
Change in fair value of contingent consideration liabilities	(934)	Research and development	75	—	3,200	Selling, general and administrative
Balance as of June 30, 2024	14,821		2,632	300	59,500

Short-Term	$8,244		$—	$—	$19,200	Accrued expenses and other current liabilities
Long-Term	6,577		2,632	300	40,300	Other liabilities
Total	14,821		2,632	300	59,500

Six Months Ended June 30, 2023	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates (SIA), Inc.	Location in Financial Statements
Balance as of January 1, 2023	$12,895		$230	$3,700	$57,607
Change in fair value of contingent consideration liabilities	3,081	Research and development		(2,200)	5,200	Selling, general and administrative
Balance as of June 30, 2023	$15,976		$230	$1,500	$62,807

Short-Term	$4,389		$—	$—	$12,700	Accrued expenses and other current liabilities
Long-Term	11,587		230	1,500	50,107	Other liabilities
Total	15,976		230	1,500	62,807

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
Surgical Innovations Associates, Inc.
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on 1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as 2) the approval by the FDA of the PMA for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). In the second quarter of 2024, The Company paid out $12.4 million related to the 2023 performance year. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date.

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
We have made statements in this Quarterly Report that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, but not limited to, statements regarding our business strategy and plans, growth and growth strategies, developments in the markets for our products and services, financial results, development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, objectives of management for future operations and current expectations or forecasts of future results, our expectations regarding the Boston facility and the Company’s plans to operationalize its Braintree facility, transition the manufacture of SurgiMend® and PriMatrix® to the Braintree facility, and to obtain pre-market approval of SurgiMend® PRS in implant-based breast reconstruction; restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts, are forward-looking statements. In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” or the negative version of these words or other similar words and expressions in this Quarterly Report.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We believe these risks include but are not limited to those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. Such risks and uncertainties include, but are not limited, to the following: the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, inflation, supply chain disruptions, trade regulation and tariffs, other economic disruptions and U.S. and global recession concerns, on the Company’s customers and on the Company’s business, financial condition, results of operations and cash flows; the Company's ability to execute its operating plan effectively; the Company’s ability to successfully integrate acquired businesses; the Company’s ability to achieve sales growth in a timely fashion; the Company’s ability to manufacture and ship sufficient quantities of its products to meet its customers’ demands; the ability of third-party suppliers to supply us with raw materials and finished products; global macroeconomic and political conditions, including the war in Ukraine and the conflict in Israel and Gaza; the Company’s ability to manage its direct sales channels effectively; the sales performance of third-party distributors on whom the Company relies to generate revenue for certain products and geographic regions; the Company’s ability to access and maintain relationships with customers of acquired entities and businesses; physicians’ willingness to adopt and third-party payors’ willingness to provide or maintain reimbursement for the Company’s recently launched, planned and existing products; initiatives launched by the Company's competitors; downward pricing pressures from customers; the Company's ability to secure regulatory approval for products in development; the Company’s ability to remediate quality systems violations; difficulties or delays in obtaining and maintaining required regulatory approvals related to the transition of the manufacturing to the Braintree facility and obtain pre-market approval of SurgiMend® PRS in implant-based breast reconstruction; the possibility that costs or difficulties related to building and the operationalization of the Braintree facility or the transition of manufacturing activities from the Company’s Boston facility to the Braintree facility will be greater than expected; fluctuations in hospitals’ spending for capital equipment; the Company’s ability to comply with regulations regarding products of human origin and products containing materials derived from animal source; difficulties in controlling expenses, including costs to procure and manufacture our products; the impact of changes in management or staff levels; the impact of goodwill and intangible asset impairment charges if future operating results of acquired businesses are significantly less than the results anticipated at the time of the acquisitions, the Company’s ability to leverage its existing selling organizations and administrative infrastructure; the Company’s ability to increase product sales and gross margins, and control non-product costs; the Company’s ability to achieve anticipated growth rates, margins and scale and execute its strategy generally; the amount and timing of divestiture, acquisition and integration-related costs; the geographic distribution of where the Company generates its taxable income; new U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the EU Medical Devices Regulation; the scope, duration and effect of additional U.S. and international governmental, regulatory, fiscal, monetary and public health responses to public health crises; fluctuations in foreign currency exchange rates; the amount of our bank borrowings outstanding and other factors influencing liquidity; potential negative impacts resulting from environmental, social and governance matters; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
To this end, our executive leadership team has established the following key priorities aligned to the following five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. For example, in 2021, we filed a pre-market approval (“PMA”) application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. We cannot predict an approval date because of the timeline of restarting manufacturing at the Braintree facility, where Surgimend® will be manufactured. In the late 2022, we acquired SIA, which is also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction (“IBBR”). We completed enrollment for the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction in June 2023 and are conducting the primary follow-up one year after device implantation. We hope to secure approval for DuraSorb in 2025. In addition, in March 2024, we expanded our urinary bladder matrix platform with the U.S. launch of MicroMatrix® Flex, a dual-syringe system enabling the convenient mixing and precise delivery of MicroMatrix® paste to provide convenient access to hard-to-reach spaces and to help prepare an even wound surface in challenging wound areas.
We also continued to advance the development of pioneering neurosurgical technologies with the expansion of our product offerings. In 2023, we launched the CUSA® Clarity tips for use in surgical procedures requiring the controlled fragmentation, emulsification and aspiration of bone as well as in laparoscopic liver surgery.
Growing Internationally: Over the years, we have been significantly expanding our global footprint through investments in our commercial and manufacturing organizations, the expansion and development of international markets and new product introductions. As part of our In-China-For-China strategy, we continue the build out of our assembly capabilities in our new facility in Suzhou, China. Several new products were introduced in select international markets in 2023 and 2024, including MicroMatrix® and Certas Plus® Programmable Valve, which were launched in Europe, and CUSA Clarity laparoscopic tip, which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen® Secure, received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, was approved in China. CereLink, DuraSeal® and MediHoney® also continued their market uptake in international markets.
Broadening Impact on Care Pathways. We seek ways to develop and acquire products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care in the hospital setting and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care. On April 1, 2024, the Company successfully completed the acquisition of Acclarent from Ethicon, Inc., a subsidiary of Johnson & Johnson. Acclarent is an innovator and market leader in ear, nose and throat (“ENT”) procedures and the acquisition of Acclarent has positioned Integra as one of the leading providers of ENT products and technologies. Furthermore, we believe that, owing to the ENT business being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT business and across our other CSS technology platforms.
Driving Operations and Customer Excellence. We have been making investments to build more responsive and scalable processes, enhance the reliability of our supply chain, and drive productivity initiatives to further supply and lower costs. Additionally, we continue to invest in technologies, systems and processes to enhance the customer experience. We continue to invest in our capacity expansion. This includes ongoing projects of transferring our Boston manufacturing to a new location in Braintree, Massachusetts, validating manufacturing processes in our manufacturing facility in Plainsboro, New Jersey and increasing capacity in our Memphis, Tennessee location.
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
Regenerative Technologies. We were the first company to receive an FDA claim for regeneration of dermal tissue and are a world leader in regenerative technology. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal® product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration, including the healing of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template (“IDRT”) products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, including our launch of NeuraGen 3D, provides us with strong platform technologies for multiple indications.
In the third quarter of 2021, we filed a PMA application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. In 2022, we acquired SIA, which has also submitted a PMA application for DuraSorb with IBBR, and in June 2023 we completed enrollment in the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction; the primary follow-up period is one year after device implantation. By offering two distinct product solutions, we believe we have the opportunity to build a leading position in the IBBR market. We hope to secure approval for DuraSorb in 2025. For SurgiMend®, we cannot predict an approval date because of the timeline of restarting manufacturing at the Braintree facility.
Additionally, in 2022, we launched NeuraGen 3D Nerve Guide Matrix, a resorbable implant for repair of peripheral nerve discontinuities and engineered to create an optimized environment for nerve regeneration. Following the completion of design control activities in 2022, we launched both Cytal and MicroMatrix in Europe in 2023. In 2023, the Company received 510(k) clearance from the FDA for MicroMatrix® Flex, which is now commercially available in the U.S. as of March 2024.
As part of our ongoing efforts to remain compliant, the Company continues to work towards European Union Medical Device Regulation (“EU MDR”) certifications. In 2023, the Company received EU MDR certification in the CSS segment for Hakim Programmable Valves, Certas Plus without Bactiseal catheters, and DuraSeal Dural. Additionally, the Company received EU MDR certification in the TT segment for IDRT and BioPatch in 2023, and MicroMatrix and Cytal in 2024.
FDA Matters
On March 7, 2019, TEI Biosciences, Inc. (“TEI”), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter related to quality systems issues at TEI’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”). The Boston facility manufactures extracellular bovine matrix products in our TT segment that are sold both in wound reconstruction and care and in private label channels. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to its corrective actions. On October 28, 2021, the FDA initiated an inspection of the facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021 (the “2021 Form 483”). We provided an initial response to the inspection observations. On March 1, 2023, the FDA commenced an inspection of the Boston facility and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, The Company initiated a voluntary global recall of all products manufactured at the Boston facility, including PriMatrix®, SurgiMend®, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023. On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted periodic responses to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the Warning Letters and Form 483s and are continuing our significant efforts to remediate the observations.
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
As required by the 2023 Warning Letter, we retained an outside expert consultant to perform an audit of the Boston facility in March 2024. Since receiving the third-party audit findings for the Boston facility in March, the Company has reassessed its plans and timeline to resume the manufacture of PriMatrix® and SurgiMend®. In parallel, the Company has been furthering its plans to complete the construction and operationalization of its new tissue manufacturing facility in Braintree, Massachusetts (the “Braintree facility”). Based on these assessments, the Company no longer plans to restart the manufacture of PriMatrix® and SurgiMend® at its Boston facility and will, instead, restart manufacturing of these products at the Braintree facility. The Company expects to operationalize the Braintree facility in the first half of 2026. As a result of these decisions, during the three months ended June 30, 2024, the Company recorded a $4.6 million impairment charge, comprised of a $1.7 million impairment of an operating lease right-of-use asset and a $2.9 million write-off of fixed assets, which was recorded as a component of cost of goods sold in the condensed consolidated statements of operations. For further detail on the impairment, see Note 10. Leases and Related Party Leases.
The Company elected to perform impairment testing on certain definite-lived intangibles and goodwill in the first quarter of 2024, which resulted in an intangible impairment of $7.1 million. For further detail on the impairment testing, see Note 5. Goodwill and Other Intangible Assets.
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
In Q2 2024, we initiated the planning of a Compliance Master Plan (the “CMP”), a systematic and holistic approach to improving our quality system and Good Manufacturing Practice (“GMP”) compliance for the Boston/Braintree sites. While the initial planning has been implemented for the Boston/Braintree sites, the CMP will be expanded across our manufacturing and supply network in the coming months to ensure we can sustain compliance and enable our product supply to match our customer demand. We expect the CMP implementation and engagement to last through 2025.
RESULTS OF OPERATIONS
Executive Summary
Net loss for the three and six months ended June 30, 2024 was $(12.4) million and $(15.7) million, or $(0.16) and $(0.20) per diluted share, as compared to net income of $4.2 million and $28.4 million or $0.05 and $0.35 per diluted share for the three and six months ended June 30, 2023. The decrease in net income for the three and six months ended June 30, 2024, was driven by costs related to the Acclarent acquisition, as well as higher manufacturing costs.

Special Charges
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
Acquisition, divestiture and integration-related charges	$18,667	$3,448	$23,390	$12,224
Structural optimization charges	5,095	3,154	9,535	6,139
EU medical device regulation	12,508	9,278	24,531	20,682
Boston recall / Braintree transition(1)	14,698	29,691	23,742	31,041
Total	$50,968	$45,571	$81,198	$70,086
(1) This primarily includes idle capacity charges, inventory write offs, site transfer costs, right of use and fixed asset impairments.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
Cost of goods sold	$24,865	$33,148	$37,886	$39,214
Research and development	5,584	4,212	11,427	8,431
Selling, general and administrative	20,554	8,338	31,965	23,069
Other income	(35)	(127)	(80)	(628)
Total	$50,968	$45,571	$81,198	$70,086
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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
Segment Net Sales
Codman Specialty Surgical	$301,761	$271,030	$558,195	$519,166
Tissue Technologies	116,414	110,237	228,852	242,947
Total revenues	$418,175	$381,267	$787,047	762,113
Cost of goods sold	192,258	174,241	354,296	322,216
Gross margin on total revenues	$225,917	$207,026	$432,751	$439,897
Gross margin as a percentage of total revenues	54.0%	54.3%	55.0%	57.7%
Three Months Ended June 30, 2024 as Compared to Three Months Ended June 30, 2023
Revenues
For the three months ended June 30, 2024, total revenues increased by $36.9 million to $418.2 million from $381.3 million for the same period in 2023. Excluding the impacts of the Acclarent acquisition, the Boston recall and foreign currency impact, revenues remained flat compared to the same period in the prior year.

In the CSS segment, revenues were $301.8 million which was an increase of $30.7 million, or 11.3% as compared to the prior-year period. This is inclusive of $31.3 million related to the Acclarent acquisition and $2.9 million unfavorable foreign currency impact on revenue. Excluding the impact of foreign exchange and the Acclarent acquisition, the Neurosurgery portfolio grew low-single digits primarily due to increased sales in Dural Access & Repair and MicroFrance®.
In the TT segment, revenues were $116.4 million which was an increase of $6.2 million, or 5.6% from the prior-year period. Excluding the impact of the Boston recall, the TT segment showed a low single-digit decrease in sales as compared to the same period in the prior year. This is primarily attributable to a decline in Integra Skin due to supply constraints, partially offset by growth in DuraSorb and Gentrix.
Gross Margin
Gross margin was $225.9 million for the three months ended June 30, 2024, an increase of $18.9 million from $207.0 million for the same period in 2023. Gross margin as a percentage of revenues was 54.0% for the three months ended June 30, 2024 and 54.3% for the same period in 2023. For the three months ended June 30, 2024, gross margins were impacted by Boston impairment charges, Acclarent inventory step up, and higher manufacturing costs. For the three months ended June 30, 2023, gross margins were impacted by expenses associated with the Boston recall.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2024	2023
Research and development	7.1%	7.0%
Selling, general and administrative	46.7%	43.3%
Intangible asset amortization	0.9%	0.8%
Total operating expenses	54.7%	51.1%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $34.4 million, or 17.7%, to $228.9 million in the three months ended June 30, 2024, compared to $194.5 million in the same period in 2023.
Research and Development
Research and development expenses for the three months ended June 30, 2024 increased by $3.2 million as compared to the same period in the prior year primarily due to the Acclarent acquisition.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended June 30, 2024 increased by $30.6 million as compared to the same period in the prior year due to the professional fees and costs associated with the Acclarent acquisition and higher spending in commercial selling activities for both legacy and Acclarent products.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended June 30, 2024 was $3.7 million compared to $3.0 million for the same period in the prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
Dollars in thousands	2024	2023
Interest income	$5,058	$3,939
Interest expense	(18,651)	(12,464)
Other income (expense), net	1,437	(155)
Total non-operating income and expense	$(12,156)	$(8,680)
Interest Income
Interest income for the three months ended June 30, 2024 increased by $1.1 million as compared to the same period in the prior year primarily due to higher interest rates.

Interest Expense
Interest expense for the three months ended June 30, 2024 increased by $6.2 million as compared to the same period in the prior year primarily due to incremental borrowing to fund Acclarent acquisition and higher interest rates.
Other Income (expense), net
Other income (expense), net for the three months ended June 30, 2024 increased by $1.6 million compared to the same period in the prior year, primarily driven by favorable foreign exchange impact.
Income Taxes

	Three Months Ended June 30,
Dollars in thousands	2024	2023
Income before income taxes	$(15,185)	$3,824
Income tax (benefit) expense	(2,783)	(360)
Effective tax rate	18.3%	(9.4)%
Our effective income tax rates for the three months ended June 30, 2024 and 2023 were 18.3% and (9.4)%, respectively.
For the three months ended June 30, 2024, the higher tax rate is primarily driven by lower book income, as compared to the previous year. For the three months ended June 30, 2023, the lower rate was partially driven by a $1.1 million benefit associated with the Federal R&D credit.
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
Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023
Revenues and Gross Margin
For the six months ended June 30, 2024, total revenues increased by $24.9 million to $787.0 million from $762.1 million for the same period in 2023. Excluding the impacts of the Acclarent acquisition, the Boston recall and foreign currency impact, revenues remained flat compared to the same period in the prior year.
In the CSS Segment, revenues were $558.2 million an increase of $39.0 million, or 7.5% from the prior period, inclusive of $31.3 million related to the Acclarent acquisition, and $5.4 million unfavorable foreign currency impact on revenue. Excluding these impacts, the Neurosurgery portfolio grew low single digits primarily due to increased sales in Dural Access and Neuro Monitoring.

In the TT segment, revenues were $228.9 million, a decrease of $14.1 million, or 5.8% from the prior-year period. Excluding the impact of the Boston recall, the TT segment decreased low single digits as compared to the same period in the prior year. This is primarily attributable to a decline in Integra Skin due to supply constraints, partially offset by growth in DuraSorb and Gentrix.
Gross margin was $432.8 million for the six months ended June 30, 2024, a decrease of $7.1 million from $439.9 million for the same period in 2023. Gross margin as a percentage of total revenue decreased to 55.0% for the six months ended June 30, 2024 from 57.7% in the same period in 2023. For the six months ended June 30, 2024, gross margins were impacted by Boston impairment charges, Acclarent inventory step up, and higher manufacturing costs. For the six months ended June 30, 2023 gross margins were impacted by expenses associated with the Boston recall.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2024	2023
Research and development	7.2%	7.0%
Selling, general and administrative	45.9%	43.5%
Intangible asset amortization	1.8%	0.8%
Total operating expenses	54.9%	51.3%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $40.8 million, or 10.4% to $431.8 million in the six months ended June 30, 2024, compared to $391.0 million in the same period in 2023.
Research and Development
Research and development expenses for the six months ended June 30, 2024 increased by $3.4 million as compared to the same period in the prior year primarily due to the Acclarent acquisition.
Selling, General and Administrative
Selling, general and administrative costs increased by $29.7 million as compared to the same period in the prior year driven primarily due to the professional fees and costs associated with the Acclarent acquisition and higher spending in commercial selling activities for both legacy and Acclarent products.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the six months ended June 30, 2024 was $13.8 million compared to $6.1 million for the same period in the prior year. The increase is driven by the impairment of customer relationship intangible related to our Boston facility of $7.1 million.
We expect total annual amortization expense to be approximately $50.8 million for the remainder of 2024, $101.6 million in 2025, $101.4 million in 2026, $100.4 million in 2027, $96.9 million in 2028, $91.6 million in 2029 and $506.8 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
Dollars in thousands	2024	2023
Interest income	$10,098	$8,046
Interest expense	(32,275)	(24,564)
Other income, net	827	1,234
Total non-operating income and expense	$(21,350)	$(15,284)

Interest Income
Interest income for the six months ended June 30, 2024 increased by $2.1 million as compared to the same period in the prior year due to higher interest rates.
Interest Expense
Interest expense for the six months ended June 30, 2024 increased by $7.7 million as compared to the same period in the prior year due to incremental borrowing and higher interest rates.
Other Income, net
Other income, net for the six months ended June 30, 2024, decreased by $0.4 million as compared to the same period in the prior year.
Income Taxes

	Six Months Ended June 30,
Dollars in thousands	2024	2023
Income before income taxes	$(20,415)	$33,602
Income tax (benefit) expense	(4,732)	5,192
Effective tax rate	23.2%	15.5%
The Company’s effective income tax rates for the six months ended June 30, 2024 and 2023 were 23.2% and 15.5%, respectively.
For the six months ended June 30, 2024, the higher tax rate is primarily driven by lower book income and a $1.7 million shortfall from stock-based compensation, as compared to the prior year. The lower rate from the six months ended June 30, 2023 was primarily due to a $1.1 million benefit associated with the Federal research and development tax credit, offset by a $0.3 million shortfall from stock-based compensation.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
United States	$310,225	$276,782	$566,454	$547,784
Europe	40,689	37,452	82,285	78,516
Asia Pacific	45,951	47,706	95,496	98,179
Rest of World	21,310	19,327	42,812	37,634
Total Revenues	$418,175	$381,267	$787,047	$762,113
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
Domestic revenues increased by $33.4 million for the three months ended June 30, 2024 compared to the same period in the prior year. European sales increased by $3.2 million for the three months ended June 30, 2024 compared to the same period in the prior year. Sales to customers in Asia Pacific decreased by $1.8 million for the three months ended June 30, 2024. Sales to customers in the the Rest of World for the three months ended June 30, 2024 increased by $2.0 million compared to the same period in the prior year. The international revenues were impacted by $3.0 million of unfavorable foreign exchange impact. The increase in domestic revenues is primarily the result of the Acclarent acquisition.

Domestic revenues increased by $18.7 million for the six months ended June 30, 2024 compared to the same period in the prior year. European sales increased by $3.8 million for the six months ended June 30, 2024 compared to the same period in the prior year. Sales to customers in Asia Pacific decreased by $2.7 million for the six months ended June 30, 2024. Sales to customers in the Rest of World for the six months ended June 30, 2024 increased by $5.2 million compared to the same period in the prior year. The international revenues were impacted by $5.4 million of unfavorable foreign exchange impact. The increase in domestic revenues is primarily the result of the Acclarent acquisition, which is offset by decreases related to the Boston recall.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company’s working capital as of June 30, 2024 and December 31, 2023 was $784.0 million and $751.1 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets.
Cash and Cash Equivalents
The Company had cash and cash equivalents totaling approximately $215.2 million and $276.4 million at June 30, 2024 and December 31, 2023 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. Level 1 inputs represent quoted prices in active markets for identical assets or liabilities. At June 30, 2024, our non-U.S. subsidiaries held approximately $191.9 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short Term Investments
The Company had short term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $81.7 million at June 30, 2024 compared to $32.7 million at December 31, 2023.

Cash Flows

	Six Months Ended June 30,
Dollars in thousands	2024	2023
Net cash provided by operating activities	$56,157	$54,435
Net cash used in investing activities	(376,163)	(29,252)
Net cash provided by (used in) financing activities	264,928	(173,376)
Effect of exchange rate fluctuations on cash	(6,088)	724
Cash Flows Provided by Operating Activities
Operating cash flows for the six months ended June 30, 2024 increased by $1.7 million compared to the same period in 2023. Within operating cash flows, net income less non-cash adjustments decreased for the six months ended June 30, 2024 by approximately $33.5 million as compared to the same period in 2023 primarily driven by costs related to the Acclarent acquisition, as well as higher manufacturing costs.
The changes in assets and liabilities for the six months ended June 30, 2024, net of business acquisitions, decreased cash flows by $22.4 million, mainly attributable to increases in prepaid and other current assets, and inventory, and decreases in other non current liabilities.
The changes in assets and liabilities for the six months ended June 30, 2023, net of business acquisitions, decreased cash flows by $57.6 million, mainly attributable to increases in inventory and other current assets, and decreases in accounts payable, accrued expenses and other current liabilities.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the six months ended June 30, 2024 were $282.0 million related to the Acclarent acquisition, $49.0 million related to short term investments, and $45.2 million paid for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
There were no sources of cash from investing activities during the six months ended June 30, 2024.

Uses of cash from investing activities during the six months ended June 30, 2023 related to $29.3 million paid for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
There were no sources of cash from investing activities during the six months ended June 30, 2023.
Cash Flows Provided by or Used in Financing Activities
Uses of cash from financing activities in the six months ended June 30, 2024 related to the repayments of $105.6 million under our Senior Credit Facility and Securitization Facility, $50.0 million related to the repurchase of treasury stock of under the share repurchase agreements, and $11.9 million related to payment of SIA contingent consideration. In addition, the Company had $3.2 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the six months ended June 30, 2024 were $429.3 million proceeds from borrowings of long-term indebtedness and $6.4 million proceeds from the exercise of stock options.
Uses of cash from financing activities in the six months ended June 30, 2023 related to the repurchase of treasury stock of $150.0 million under the share repurchase agreements, repayments of $29.1 million under our Senior Credit Facility and Securitization Facility. In addition, we had $7.6 million attributable to debt issuance costs, as well as $5.3 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the six months ended June 30, 2023 were $15.2 million borrowing under our Senior Credit Facility and Securitization Facility and $3.4 million proceeds from the exercise of stock options.
Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6. Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a discussion of our Credit Agreement, the 2025 Notes and Securitization Facility and Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for discussion of our hedging activities.
The Senior Credit Facility is subject to various financial and negative covenants and, at June 30, 2024, the Company was in compliance with all such covenants. Our Consolidated Total Leveraging Ratio was 3.8, with the covenant requirement at 4.5 at the end of June 30, 2024. Based on our current forecast for the next twelve months, we expect to remain in compliance with the financial and negative covenants.
Share Repurchase Plan
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the six months ended June 30, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.

Our primary obligations include principal and interest payments on the revolving credit facility and term loan component of the Senior Credit Facility, Securitization Facility and 2025 Notes. See Note 6. Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. We also lease some of our manufacturing facilities and office buildings which have future minimum lease payments. See Note 10. Leases and Related Party Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a schedule of our future minimum lease payments. Amounts related to our other obligations, including employment agreements and purchase obligations were not material.
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
OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 did not materially change in the six months ended June 30, 2024.
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

Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2024 would impact interest income by approximately $2.0 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of June 30, 2024. The total notional amounts related to the Company's interest rate swaps were $1.3 billion with $625.0 million effective as of June 30, 2024. Based on our outstanding borrowings at June 30, 2024, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $6.4 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to business integration activities, we have and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 16. Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further details on current legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent periodic reports filed with the SEC pursuant to the Exchange Act.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:

The following table provides information about purchases by the Company during the quarter ended June 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the plans or program

04/01/2024 - 04/30/2024
05/01/2024 - 05/31/2024	1,273,190	$39.27	1,273,190	50,000,000
06/01/2024 - 06/30/2024
	1,273,190		1,273,190
On May 16, 2024, the Company entered into a $50 million accelerated share repurchase (“May 2024 ASR”) and received 1.3 million shares of common stock at inception of the May 2024 ASR, which represented approximately 70% of the expected total shares under the May 2024 ASR. The remaining repurchase transactions are expected to be completed in the third quarter of 2024.
According to the terms of our Senior Credit Facility, our ability to declare or make any dividend payments is limited. See Note 6. Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a description of working capital restrictions and limitation on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Amendment No. 1 to the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024)

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
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on 07/29/2024 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 29, 2024	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2024	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2024	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)