Form 10-Q
period 2024-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2024-11-04
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 1, 2024 was 77,163,524.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue, net	$380,834	$382,421	$1,167,881	$1,144,534

Costs and expenses:
Cost of goods sold	180,596	164,076	534,892	486,292
Research and development	27,435	26,596	84,167	79,908
Selling, general and administrative	177,193	161,948	538,463	493,513
Intangible asset amortization	3,760	3,208	17,575	9,342
Total costs and expenses	388,984	355,828	1,175,097	1,069,055
Operating (loss) income	(8,150)	26,593	(7,216)	75,479
Interest income	5,049	4,607	15,147	12,653
Interest expense	(19,373)	(13,062)	(51,648)	(37,626)
Other income, net	2,112	471	2,939	1,705
(Loss) income before income taxes	(20,362)	18,609	(40,778)	52,211
(Benefit) provision for income taxes	(9,667)	(888)	(14,399)	4,304
Net (loss) income	$(10,695)	$19,497	$(26,379)	$47,907

Net (loss) income per share
Basic	$(0.14)	$0.24	$(0.34)	$0.59
Diluted	$(0.14)	$0.24	$(0.34)	$0.59

Weighted average common shares outstanding (See Note 13):
Basic	76,448	79,690	77,196	80,842
Diluted	76,448	79,811	77,196	81,112
Comprehensive income (See Note 14)	(16,823)	16,412	(36,126)	$39,387

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$215,157	$276,402
Short-term investments	62,441	32,694
Trade accounts receivable, net of allowances of $7,423 and $4,879	248,298	259,327
Inventories, net	436,930	389,608
Prepaid Expenses	86,326	67,362
Other Current Assets	50,370	32,643
Total current assets	1,099,522	1,058,036
Property, plant and equipment, net	390,906	340,199
Right of use asset - operating leases	146,342	156,184
Intangible assets, net	1,209,548	1,067,833
Goodwill	1,116,535	1,055,462
Deferred tax assets, net	48,936	46,080
Other assets	54,014	58,194
Total assets	$4,065,803	$3,781,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$29,063	$14,531
Current portion of lease liability - operating leases	15,039	15,284
Convertible securities	572,442	—
Accounts payable, trade	77,666	92,326
Contract liabilities	9,990	8,540
Accrued compensation	76,424	75,455
Accrued expenses and other current liabilities	131,939	100,844
Total current liabilities	912,563	306,980
Long-term borrowings under senior credit facility	1,132,292	825,563
Long-term borrowings under securitization facility	72,800	89,200
Long-term convertible securities	—	570,255
Lease liability - operating leases	167,808	166,849
Deferred tax liabilities	68,945	35,317
Other liabilities	189,808	199,940
Total liabilities	2,544,216	2,194,104
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 91,588 and 90,920 issued at September 30, 2024 and December 31, 2023, respectively	916	909
Additional paid-in capital	1,316,854	1,302,484
Treasury stock, at cost; 14,454 shares and 12,751 shares at September 30, 2024 and December 31, 2023, respectively	(691,810)	(647,262)
Accumulated other comprehensive loss	(24,854)	(15,106)
Retained earnings	920,481	946,859
Total stockholders’ equity	1,521,587	1,587,884
Total liabilities and stockholders’ equity	$4,065,803	$3,781,988
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net (Loss) Income	$(26,379)	$47,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,304	92,527
Non-cash impairment charges	12,173	—
Deferred income tax (benefit) provision	(13,743)	2,963
Share-based compensation	17,225	14,350
Amortization of debt issuance costs and expenses associated with debt refinancing	4,193	4,731
Non-cash lease expense	(129)	2,120
Loss (gain) on disposal of property and equipment	1,337	(4)
Change in fair value of contingent consideration and others	(319)	8,278
Changes in assets and liabilities:
Accounts receivable	38,861	5,050
Inventories	(27,579)	(43,350)
Prepaid expenses and other current assets	(34,401)	(21,700)
Other non-current assets	(1,745)	(8,774)
Accounts payable, accrued expenses and other current liabilities	2,686	(22,141)
Contract liabilities	1,822	141
Other non-current liabilities	1,336	(893)
Net cash provided by operating activities	78,642	81,205
INVESTING ACTIVITIES:
Purchases of property and equipment	(74,818)	(42,330)
Cash (paid) for business acquisitions, net of cash acquired	(281,994)	—
Purchases of short term investments	(48,997)	—
Proceeds from maturities of short term investments	19,250	—
Net proceeds from swaps designated as net investment hedges	—	5,381
Net cash used in investing activities	(386,559)	(36,949)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	451,100	146,900
Payments on debt	(147,188)	(85,900)
Payment of debt issuance costs	—	(7,578)
Purchases of treasury stock	(50,000)	(275,000)
Payments for Contingent Consideration	(11,923)	—
Proceeds from exercised stock options	6,398	4,092
Cash taxes paid in net equity settlement	(3,374)	(5,549)
Net cash provided by (used in) financing activities	245,013	(223,035)
Effect of exchange rate changes on cash and cash equivalents	1,659	(4,150)
Net decrease in cash and cash equivalents	(61,245)	(182,929)
Cash and cash equivalents at beginning of period	276,402	456,661
Cash and cash equivalents at end of period	$215,157	$273,732
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	90,920	$909	(12,751)	$(647,262)	$1,302,484	$(15,106)	$946,859	$1,587,884
Net loss	—	—	—	—	—	—	(3,281)	(3,281)
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,460	—	4,460
Issuance of common stock through employee stock purchase plan	23	—	—	—	965	—	—	965
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	541	2	16	840	1,470	—	—	2,312
Share-based compensation	—	4	—	—	5,608	—	—	5,612
Accelerated shares repurchased	—	$—	—	—	—	$—	—	—
Balance, March 31, 2024	91,484	$915	(12,735)	$(646,422)	$1,310,527	$(10,646)	$943,578	$1,597,952
Net loss	—	—	—	—	—	—	(12,402)	(12,402)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,080)	—	(8,080)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	107	1	—	20	(101)	—	—	(80)
Share-based compensation	—	—	—	—	7,305	—	—	7,305
Accelerated shares repurchased	—	$—	(1,273)	(34,351)	(16,149)	$—	$—	(50,500)
Balance, June 30, 2024	91,591	$916	(14,008)	$(680,753)	$1,301,582	$(18,726)	$931,176	$1,534,195
Net loss	—	—	—	—	—	—	(10,695)	(10,695)
Other comprehensive income, net of tax	—	—	—	—	—	(6,128)	—	(6,128)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(3)	—	—	10	(181)	—	—	(171)
Share-based compensation	—	—	—	—	4,386	—	—	4,386
Accelerated shares repurchased	—	—	(446)	(11,067)	11,067	—	—	—
Balance, September 30, 2024	91,588	$916	(14,454)	$(691,810)	$1,316,854	$(24,854)	$920,481	$1,521,587

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	90,476	$905	(6,823)	$(362,862)	$1,276,977	$10,265	$879,118	$1,804,403
Net income	—	—	—	—	—	—	24,226	24,226
Other comprehensive income, net of tax	—	—	—	—	—	(3,198)	—	(3,198)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	316	1	16	846	(4,858)	—	—	(4,011)
Share-based compensation	—	2	—	—	3,609	—	—	3,611
Accelerated shares repurchased	—	—	(2,111)	(119,662)	(31,538)	—	—	(151,200)
Balance, March 31, 2023	90,813	$908	(8,918)	$(481,678)	$1,245,297	$7,067	$903,344	$1,674,938
Net income	—	—	—	—	—	—	4,184	4,184
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,237)	—	(2,237)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	68	1	—	21	985	—	—	1,007
Share-based compensation	—	—	—	—	5,268	—	—	5,268
Accelerated shares repurchased	—	—	(609)	(32,125)	32,125	—	—	—
Balance, June 30, 2023	90,881	909	(9,527)	(513,782)	1,283,675	4,830	907,528	1,683,160
Net income	—	—	—	—	—	—	19,497	19,497
Other comprehensive income, net of tax	—	—	—	—	—	(3,085)	—	(3,085)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	54	—	—	17	424	—	—	441
Share-based compensation	—	—	—	—	5,457	—	—	5,457
Accelerated shares repurchased	—	—	(2,296)	(99,012)	(27,237)	—	—	(126,249)
Balance, September 30, 2023	90,935	909	(11,823)	(612,777)	1,262,319	1,745	927,025	1,579,221
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
In the opinion of management, the September 30, 2024 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and nine-month period ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire year.
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
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand as well as time deposits with original maturities of three months or less and money market funds which are highly liquid and readily convertible to cash, totaling approximately $215.2 million and $276.4 million at September 30, 2024 and December 31, 2023 respectively. Time deposits with original maturities of three months or less and money market funds are valued based on Level 1 measurements in the fair value hierarchy established within FASB Topic 820, Fair Value Measurement (“ASC 820”). Level 1 inputs represent quoted prices in active markets for identical assets or liabilities.
Short-term investments
The Company had short term investments, primarily consisting of time deposits with original maturities between three months and one year, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $62.4 million at September 30, 2024 compared to $32.7 million at December 31, 2023.
2. ACQUISITIONS AND DIVESTITURES
Acquisition of Acclarent, Inc.
On April 1, 2024, the Company completed the acquisition of all of the outstanding capital stock of Acclarent, Inc. (“Acclarent”), a developer and marketer of medical devices used in ear, nose, throat (“ENT”) procedures, from Ethicon, Inc., a subsidiary of Johnson & Johnson, for approximately $282.0 million in cash, subject to customary adjustments set forth in the purchase agreement related to working capital balances transferred to the Company. In September 2024, the Company finalized the working capital adjustment in the amount of $4.2 million, which resulted in a reduction to goodwill. This adjustment will be settled during the three months ending December 31, 2024. The addition of Acclarent’s ENT product portfolio, including sinus balloon dilation, eustachian tube balloon dilation, and surgical navigation systems technologies, and dedicated salesforce will enhance the Company’s position in the ENT specialty device market.
Acclarent’s results of operations have been reported in the Company’s Codman Specialty Surgical reportable segment from the date of acquisition. The Company recorded revenue from Acclarent of approximately $62.3 million, in the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2024. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company’s operations.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Estimated Fair Value	Estimated Useful Life
Current assets:
Cash	$—
Trade accounts receivable, net	23,716
Inventories, net	20,294
Prepaid expenses	273
Other current assets	476
Total current assets	$44,759
Property, plant and equipment, net	7,716
Right of use asset - operating leases	989
Intangible assets, net
Completed technology	202,000	12 years
Trademarks/brand names	3,000	5 years
All other	17,000	4 years
Goodwill	61,396
Deferred tax assets	6,863
Total assets acquired	$343,723

Current liabilities:
Accounts payable, trade	3,989
Contract liabilities	3,984
Accrued compensation	1,037
Accrued expenses and other current liabilities	2,278
Current portion of lease liability - operating leases	365
Total current liabilities	$11,653
Lease liability - operating leases	624
Deferred tax liabilities	53,635
Total liabilities assumed	65,912

Net assets acquired	$277,811
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
Acquisition of Durepair®
On October 2, 2024, the Company completed the acquisition of the product rights for Durepair® Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total consideration of $45.0 million. The Company made a cash payment of $10.0 million upon the closing of the acquisition and will make additional cash payments of $15.0 million upon the first anniversary of the acquisition and $20.0 million upon the second anniversary of the acquisition.
The Company will account for the acquisition of the product rights for Durepair, which consist of certain patents and trademarks, regulatory approvals, and other records, as an asset acquisition in accordance with ASC 805 because the acquisition does not include an assembled workforce and substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset and, thus, the assets are not considered a business.
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
The following table summarizes the changes in the contract asset and liability balances for the nine months ended September 30, 2024:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2024	$9,233
Transferred to trade receivable from contract asset included in beginning of the year contract asset	$(9,233)
Contract asset, net of transferred to trade receivables on contracts during the period	$7,828
Contract asset, September 30, 2024	$7,828

Contract Liability
Contract liability, January 1, 2024	$16,252
Recognition of revenue included in beginning of year contract liability	$(6,616)
Contract liability, acquired with Acclarent	$3,984
Contract liability, net of revenue recognized on contracts during the period	$4,447
Foreign currency translation	$21
Contract liability, September 30, 2024	$18,088
At September 30, 2024, the short-term portion of the contract liability of $10.0 million and the long-term portion of $8.1 million are included in current liabilities and other liabilities, respectively, in the consolidated balance sheets.
As of September 30, 2024, the Company is expected to recognize revenue of approximately 55% of unsatisfied (or partially unsatisfied) performance obligations as revenue within 12 months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Neurosurgery	$175,956	$209,229	$583,726	$607,902
Instruments	54,238	49,920	153,148	152,523
ENT(1)	40,588	9,056	92,103	26,946
Total Codman Specialty Surgical	270,782	268,205	828,977	787,371

Wound Reconstruction and Care	80,460	88,071	249,032	280,129
Private Label	29,592	26,145	89,872	77,034
Total Tissue Technologies	110,052	114,216	338,904	357,163
Total revenue	$380,834	$382,421	$1,167,881	$1,144,534
(1) Prior period revenues included within our instruments business have been reclassified under the ENT business.
See Note 15. Segment and Geographic Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	September 30, 2024	December 31, 2023
Finished goods	$219,347	$196,402
Work in process	85,493	74,035
Raw materials	132,090	119,171
Total inventories, net	$436,930	$389,608
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2024 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2023	$666,937	$388,525	$1,055,462
Acclarent Acquisition	61,396	—	61,396
Foreign currency translation	(210)	(113)	(323)
Goodwill at September 30, 2024	$728,123	$388,412	$1,116,535
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
The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test. The quantitative test uses a combination of both an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilizes the estimated discounted cash flows for the reporting unit, while the market approach utilizes comparable publicly-traded companies’ revenue and EBITDA

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
multiples. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins, and a discount rate for each reporting unit. Discount rates are determined using a weighted average cost of capital for risk factors specific to each reporting unit and other market and industry data. The assumptions used are inherently subject to uncertainty and slight changes in these assumptions could have a significant impact on the concluded value. The estimates and assumptions applied represent a Level 3 measurement in the fair value hierarchy. Level 3 inputs are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
For goodwill, during the third quarter of 2024, the Company elected to bypass the qualitative evaluations of its Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units and perform quantitative tests. The quantitative test for the Tissue Technologies reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 12.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was not less than its carrying amount, with 21.2% headroom. The quantitative test for the Neurosurgery reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 12.0% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Neurosurgery reporting unit was not less than its carrying amount, with 11.7% headroom. The quantitative test for the Instruments and ENT reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 11.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Instruments and ENT reporting unit was not less than its carrying amount, with 22.1% headroom. Based on the results of these quantitative tests, the Company recorded no impairment of goodwill for Tissue Technologies, Neurosurgery, or Instruments and ENT reporting units.
The Company performed a hypothetical sensitivity analysis of the fair value for each reporting unit by increasing the discount rate by 50 basis points, decreasing the terminal growth rate by 50 basis points, and holding all other assumptions constant, which resulted in a decrease to the estimated fair value of the Tissue Technology reporting unit by 4.5%, a decrease to the estimated fair value of the Neurosurgery reporting unit by 3.8%, and a decrease to the estimated fair value of the Instruments and ENT reporting unit by 3.5%. Based on the results of the hypothetical sensitivity analyses, the Company would still not have recorded an impairment of goodwill for Tissue Technologies, Neurosurgery, or Instruments and ENT reporting units.
For intangible assets with indefinite lives, the Company elected to bypass the qualitative evaluation for its Codman tradename intangible asset and perform a quantitative test during the third quarter 2024. In performing this test, the Company utilized a discount rate of 13.0%. The assumptions used in evaluating the Codman tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman tradename intangible asset.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2024
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,427,186	$(509,825)	$917,361
Customer relationships	12 years	168,396	(138,022)	30,374
Trademarks/brand names	27 years	101,896	(41,833)	60,063
Codman tradename	Indefinite	174,118	—	174,118
Supplier relationships	30 years	30,211	(18,882)	11,329
All other	6 years	23,154	(6,851)	16,303
		$1,924,961	$(715,413)	$1,209,548

	December 31, 2023
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,226,128	$(448,519)	$777,609
Customer relationships	12 years	193,895	(152,160)	41,735
Trademarks/brand names	28 years	98,892	(38,754)	60,138
Codman tradename	Indefinite	174,531	—	174,531
Supplier relationships	30 years	30,211	(18,148)	12,063
All other	11 years	6,180	(4,423)	1,757
		$1,729,837	$(662,004)	$1,067,833
Total amortization of intangible assets for the three and nine months ended September 30, 2024 was $25.6 million and $78.7 million, respectively. Of these amounts, $21.8 million and $61.1 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold. $7.1 million related to the impairment of a customer relationship intangible and the remainder were included in intangible amortization in the statement of operations.
Total amortization of intangible assets for the three and nine months ended September 30, 2023 was $20.9 million and $62.1 million, respectively. Of these amounts, $17.7 million and $52.8 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold, with the remainder included in intangible amortization in the statement of operations.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $25.6 million for the remainder of 2024, $102.4 million in 2025, $102.2 million in 2026, $101.2 million in 2027, $97.6 million in 2028, $92.4 million in 2029 and $511.8 million thereafter.
The Company periodically performs testing for impairment on certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
In the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility, the Company elected to perform quantitative impairment testing on certain definite-lived intangible assets including completed technology and customer relationships in accordance with FASB ASC Topic 360, Property, Plant and Equipment. The Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. In the second quarter of 2024, the Company approved a plan to transition the commercial distribution of SurgiMend® and PriMatrix® from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts (the “Braintree facility”). The Company considered the impact to the update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility on the assumptions used in the quantitative assessment of the definite-lived intangible assets completed in the first quarter of 2024, which did not require further evaluation for impairment. The carrying values of SurgiMend® and PriMatrix® are $34.6 million and $25.5 million, respectively, as of September 30, 2024.

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
The Company’s maximum Consolidated Total Leverage Ratio (as defined in the March 2023 Amendment) in the financial covenants is outlined below. Concurrent with the Durepair acquisition (see Note 2. Acquisitions and Divestitures), in accordance with the terms of the March 2023 Amendment, the Company elected to increase the maximum Consolidated Total Leverage Ratio to 5.00 from the fiscal quarter ending December 31, 2024 through the fiscal quarter ending September 30, 2025.

Fiscal Quarter Ending	Maximum Consolidated Total Leverage Ratio
March 31, 2023 through September 30, 2024	4.50 to 1.00
December 31, 2024 through September 30, 2025	5.00 to 1.00
December 31, 2025 through June 30, 2026	4.25 to 1.00
September 30, 2026 and the last day of each fiscal quarter thereafter	4.00 to 1.00
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at September 30, 2024, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.
At September 30, 2024 and December 31, 2023 there was $400.0 million and $70.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At September 30, 2024 and December 31, 2023, there was $765.3 million and $775.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 6.4% and 6.8%, respectively. As of September 30, 2024 and December 31, 2023 there was $29.1 million and $14.5 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The fair value of the term loan and revolving portion of the Senior Credit Facility at September 30, 2024 was $756.3 million, and $395.3 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of September 30, 2024 and December 31, 2023 totaled $1.7 million. There were no amounts drawn under the letters of credit outstanding as of September 30, 2024.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of September 30, 2024	Principal Repayment
Dollars in thousands
Remainder of 2024	$4,844
2025	33,906
2026	38,750
2027	53,281
2028	634,531
$765,312
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $12.3 million for the remainder of 2024, $48.1 million in 2025, $45.6 million in 2026, $42.6 million in 2027, and $9.4 million in 2028. Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
Any outstanding borrowings on the revolving credit facility component of the Senior Credit Facility are due on March 24, 2028.
Convertible Senior Notes
On February 7, 2020, the Company issued $575.0 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2025 (the “2025 Notes”) pursuant to an indenture, dated as of February 7, 2020 (the “Original Indenture”), between the Company and Citibank, N.A., as trustee. The 2025 Notes will mature on August 15, 2025 and bear interest at a rate of 0.5% per annum payable semi-annually in arrears, unless earlier converted, repurchased or redeemed in accordance with the terms of the 2025 Notes. In connection with this offering, the Company capitalized $13.2 million of financing fees.
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on an initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company’s common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period specified in the Original Indenture; (3) if the Company calls the notes for optional redemption as described in the Original Indenture; or (4) if specified corporate transactions occur. As of September 30, 2024, none of these conditions existed and the 2025 Notes are classified as current convertible securities on the consolidated balance sheet, as they are due within one year.
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
Holders of the 2025 Notes will have the right to require the Company to repurchase for cash all or a portion of their 2025 Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). The Company will also be required to increase the conversion rate for holders who convert their 2025 Notes in connection with certain Fundamental Changes (as defined in the Original Indenture) occurring prior to the maturity date or following delivery by the Company of a notice of redemption.

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
At September 30, 2024, the carrying amount of the liability of the 2025 Notes was $575.0 million. The fair value of the 2025 Notes at September 30, 2024 was $547.7 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quotes. The 2025 Notes are valued based on Level 1 measurements in the fair value hierarchy. Level 1 inputs represent quoted prices in active markets for identical assets or liabilities.
Securitization Facility
In 2018, the Company entered into an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2024, the Company was in compliance with the covenants and none of the termination events had occurred.
On December 15, 2023, the Company entered into an amendment (the “December 2023 Amendment”) of the Securitization Facility which extended the maturity date from May 28, 2024 to December 15, 2026. The Company incurred approximately $0.3 million of new issuance costs associated with the December 2023 Amendment which will be amortized over 3 years, the length of the Securitization Agreement as amended by the December 2023 Amendment. Due to the increase in borrowing capacity, the remaining $0.1 million of unamortized costs from the previous agreement will also be amortized over the length of the amended agreement, three years. In addition, on April 17, 2023 the Company entered into an amendment (the “April 2023 Amendment”) of the Securitization Facility and amended the interest rate from LIBOR to SOFR-indexed rate. The December 2023 Amendment and April 2023 Amendment did not increase the Company’s total indebtedness.
At September 30, 2024 and December 31, 2023, the Company had $72.8 million and $89.2 million, respectively, of outstanding borrowings under its Securitization Facility at an interest rate of 5.9% and 6.4%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at September 30, 2024 was $71.2 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

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
The Company held the following interest rate swaps as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	September 30, 2024	December 31, 2023					September 30, 2024		December 31, 2023
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month Term SOFR Loan	—	150,000	December 13, 2017	July 1, 2019	June 28, 2024	2.423%	—		2,105
1-month Term SOFR Loan	200,000	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	1,246		4,978
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	525		1,349
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	515		1,312
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	501		1,346
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	1,425		3,015
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	1,616		3,052
1-month Term SOFR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	22,809		22,965
1-month Term SOFR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,159		5,263
Basis Swap (1)	—	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,949)	0	(1,829)
	$1,325,000	$1,475,000					$31,847		$43,556
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the three and nine months ended September 30, 2024, the Company recorded a loss of $17.1 million and a gain of $2.7 million, respectively, in AOCI related to the change in fair value of the interest rate swaps. For the three and nine months ended September 30, 2023 the Company recorded a gain of $15.3 million and $23.5 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.
For the three and nine months ended September 30, 2024, the Company recorded gains of $4.1 million and $14.4 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. For the three and nine months ended September 30, 2023 the Company recorded gains of $5.0 million and $12.9 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2024 within the next twelve months is $7.1 million.
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
On September 22, 2023, the Company amended the CHF denominated intercompany loan to partially settle CHF 20.0 million and extend the termination date to September 2024 and as a result, the Company terminated the cross-currency swap designated as cash flow hedge of an intercompany loan with aggregate notional amount of $48.5 million. Simultaneously, the Company entered into a cross-currency swap agreement to hedge a notional amount of CHF 28.5 million equivalent to $31.5 million of this amended intercompany loan into U.S. dollars. On September 23, 2024, the Company settled this cross-currency swap designated as a cash flow hedge of an intercompany loan. Based on the closing exchange rates, the loss upon settlement was approximately $2.3 million which was offset by the gain on the settlement of the intercompany loan.
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
The Company held the following cross-currency rate swaps as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

					September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	333,887	351,137	(30,892)	(38,324)
Receive U.S.$			3.98%		$374,817	394,183

Pay CHF	September 22, 2023	September 23, 2024	2.40%	CHF	—	28,500	—	(2,348)
Receive U.S.$			6.27%		$—	31,457

Total							$(30,892)	$(40,672)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2024, the Company recorded a loss of $16.6 million and a gain of $13.5 million, respectively, in AOCI related to change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2023, the Company recorded gains of $13.8 million and $3.1 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2024 the Company recorded a loss of $23.2 million and a gain of $5.4 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans. For the three and nine months ended September 30, 2023, the Company recorded a gain of $15.3 million and $3.3 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the losses recognized on the intercompany loans.
For the three and nine months ended September 30, 2024, the Company recorded a gain of $1.1 million and $3.7 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2023, the Company recorded a gain of $1.5 million and $4.4 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of September 30, 2024 within the next twelve months is $0.7 million. As of September 30, 2024, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business.
On May 2, 2024, the Company entered into a cross-currency swap agreement with a notional amount of CHF 68.5 million, equivalent to $75.0 million, where the Company agreed with third-parties to sell CHF in exchange for U.S. dollars at a specified rate at the maturity of the contract. The new cross-currency swap agreement was designated as a net investment hedge to partially offset the effects of foreign currency on foreign subsidiaries.
On October 1, 2018, May 24, 2022, and November 21, 2023, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries.
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

					September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	2,106	2,475
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	288,211	288,210	(48,153)	(48,047)
Receive U.S.$			1.94%		$300,000	300,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(5,248)	(4,037)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	—	(6,071)	—
Receive U.S.$			2.74%		$75,000	—

Total							(57,366)	(49,609)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2024, the Company recorded a loss of $21.1 million and $0.4 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2023, the Company recorded a gain of $6.1 million and a loss of $4.1 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2024, the Company recorded a gain of $2.7 million and $7.4 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2023, the Company recorded gains of $1.8 million and $6.0 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2024 within the next twelve months is $9.6 million.
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
In the first and third quarter of 2024, the Company entered into foreign currency forwards to mitigate the exchange rate risk of CHF denominated intercompany purchases. These contracts typically settle at various dates within twelve months of execution. As of September 30, 2024 the notional amount of foreign currency forward contracts was 10.4 million CHF.
For the three and nine months ended September 30, 2024 the Company recorded a gain of $0.5 million and a loss of $0.2 million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts and a loss of $0.1 million and $0.3 million, respectively, in cost of goods sold included in the consolidated statements of operations.
For the three and nine months ended September 30, 2023 the Company recorded a gain of $0.1 million and $0.3 million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts and a gain of $0.1 million and $0.4 million, respectively, in cost of goods sold included in the consolidated statements of operations.
On October 16, 2024, the Company entered into forward currency forwards with a notional amount of 5.2 million CHF to mitigate the exchange rate risk of Swiss franc denominated intercompany purchases. These contracts settle at various dates within twelve months of execution.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2024	December 31, 2023
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$7,335	$14,675
Cross-currency swap	708	537
Foreign currency forward contracts	292	—
Net Investment Hedges
Cross-currency swap	5,764	2,938
Other assets
Cash Flow Hedges
Interest rate swap	26,461	30,710
Net Investment Hedges
Cross-currency swap	—	1,470
Total derivatives designated as hedges — Assets	$40,560	$50,330

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$265	$579
Cross-currency swap	—	4,813
Foreign currency forward contracts	—	—
Net Investment Hedges
Cross-currency swap	2,120	2,903
Other liabilities
Cash Flow Hedges
Interest rate swap	1,684	1,250
Cross-currency swap	31,600	36,396
Net Investment Hedges
Cross-currency swap	61,010	51,114
Total derivatives designated as hedges — Liabilities	$96,679	$97,055
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2024 and 2023:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended September 30, 2024
Cash Flow Hedges
Interest rate swap	$53,116	$(17,133)	$4,135	$31,848	Interest expense
Cross-currency swap	(16,867)	(16,625)	(22,089)	(11,403)	Other income, net
Foreign Currency Forward Contract	(430)	474	(119)	163	Cost of Sales
Net Investment Hedges
Cross-currency swap	(29,466)	(21,051)	2,739	(53,256)	Interest income
	$6,353	$(54,335)	$(15,334)	$(32,648)
Three Months Ended September 30, 2023
Cash Flow Hedges
Interest rate swap	$56,901	$15,317	$4,964	$67,254	Interest expense
Cross-currency swap	(18,925)	13,796	15,347	(20,476)	Other income, net
Foreign Currency Forward Contract	$(123)	$98	$87	$(112)
Net Investment Hedges
Cross-currency swap	(21,239)	6,051	1,772	(16,960)	Interest income
	$16,614	$35,262	$22,170	$29,706

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Nine Months Ended September 30, 2024
Cash Flow Hedges
Interest rate swap	$43,556	$2,678	$14,386	$31,848	Interest expense
Cross-currency swap	(15,763)	13,505	9,145	(11,403)	Other income (expense), net
Foreign currency forward contract	—	(159)	(322)	163	Cost of sales
Net Investment Hedges
Cross-currency swap	(45,498)	(364)	7,394	(53,256)	Interest income
	$(17,705)	$15,660	$30,603	$(32,648)
Nine Months Ended September 30, 2023
Cash Flow Hedges
Interest rate swap	$56,712	$23,477	$12,935	$67,254	Interest expense
Cross-currency swap	(20,271)	3,114	3,319	(20,476)	Other income (expense), net
Foreign currency forward contract	—	$333	$445	(112)
Net Investment Hedges
Cross-currency swap	(6,914)	(4,066)	5,980	(16,960)	Interest income
	$29,527	$22,858	$22,679	$29,706

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivative Instruments not Designated Hedges:
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 million to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to $4.6 million as of September 30, 2024.
The fair value of the foreign currency swaps not designated as hedges was $1.1 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively. The following table summarizes the gains on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency swaps	10	135	385	778
Total	$10	$135	$385	$778
8. STOCK-BASED COMPENSATION
As of September 30, 2024, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”).
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
Stock Options
As of September 30, 2024, there were approximately $3.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 243,964 stock options granted during the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the weighted average grant date fair value for stock options granted was $15.68 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2024, there was approximately $35.4 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 737,623 restricted stock awards and 263,350 performance stock awards during the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $34.45 and $36.22 per award, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
CEO Separation
On February 27, 2024, the Company announced that Mr. De Witte would retire from his position as President and Chief Executive Officer and director of the Company following the completion of a succession process and entered into a letter agreement with Mr. De Witte to modify his current employment agreement and put forth the form of a post-employment consulting agreement. The Company applied modification accounting to the outstanding equity-based awards granted to Mr. De Witte as of that date, which revalued and accelerated stock-based compensation associated with equity-based awards granted to him over his expected service period to the Company. Pursuant to this letter agreement, Mr. De Witte’s unvested equity-based awards will continue to vest during his continued service period to the Company and vested stock options were modified such that they will remain exercisable until the lesser of (a) the stated term of the stock options and (b) six months following his cessation of continued service to the Company. As a result of the modifications, the Company recorded incremental stock-based compensation expense of $1.4 million during the nine months ended September 30, 2024. The Company will record a total of $1.9 million in accelerated stock-based compensation expenses for the twelve months ended December 31, 2024 that would not have been recognized if Mr. De Witte had not announced his retirement from Integra.
9. RETIREMENT PLANS
The Company maintains defined benefit pension plans that cover certain employees in France, Japan, Germany, India and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2024 were $0.4 million and $1.3 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2023 were $0.3 million and $0.9 million, respectively. The components of the net periodic benefit costs other than the service cost component of $0.5 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $43.4 million and $45.7 million as of September 30, 2024 and December 31, 2023, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2024 and December 31, 2023. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a deferred compensation plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $6.5 million and $6.1 million as of September 30, 2024 and December 31, 2023, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities, and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2024. Many of the Company’s leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Total operating lease expense for the nine months ended September 30, 2024 and September 30, 2023 was $18.8 million and $17.9 million, respectively, which includes $0.2 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	September 30, 2024	December 31, 2023
ROU assets	$146,342	$156,184

Current lease liabilities	15,039	15,284
Non-current lease liabilities	167,808	166,849
Total lease liabilities	$182,847	$182,133

Weighted average remaining lease term (in years):
Leased facilities	16.2 years	16.3 years
Leased vehicles	2.2 years	1.9 years

Weighted average discount rate:
Leased facilities	5.6%	5.9%
Leased vehicles	2.6%	2.7%
Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023 were as follows:

Dollars in thousands	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,255	$14,778

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$1,575	$19,540
Future minimum lease payments under operating leases at September 30, 2024 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2024	$74	$6,057	$6,131
2025	296	23,016	23,312
2026	296	21,317	21,613
2027	296	19,425	19,721
2028	296	17,163	17,459
2029	246	16,306	16,552
Thereafter	—	165,343	165,343
Total minimum lease payments	$1,504	$268,627	$270,131
Less: Imputed interest			87,284
Total lease liabilities			182,847
Less: Current lease liabilities			15,039
Long-term lease liabilities			167,808

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
There were no future minimum lease payments under finance leases at September 30, 2024.
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
Lease Impairment Charge
The Company approved a plan to transition the commercial distribution of PriMatrix® and SurgiMend® from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts and permanently cease use of the Boston facility. As a result, in the second quarter of 2024, the Company recorded a $4.6 million impairment charge, as the carrying amounts of the operating lease right-of-use asset and fixed assets related to the Boston facility exceeded their fair values based on the Company’s estimates of future discounted cash flows through the end of the lease term and the end of their remaining useful lives, respectively. The $4.6 million impairment charge was comprised of a $1.7 million impairment of an operating lease right-of-use asset and a $2.9 million write-off of fixed assets, which was recorded as a component of cost of goods sold in the condensed consolidated statements of operations.
11. TREASURY STOCK
As of September 30, 2024 and December 31, 2023, there were 14.5 million and 12.8 million shares of treasury stock outstanding with a cost of $691.8 million and $647.3 million, at a weighted average cost per share of $47.86 and $50.76, respectively.
On May 16, 2024, the Company entered into a $50 million accelerated share repurchase (“May 2024 ASR”) and received 1.3 million shares of common stock at inception of the May 2024 ASR, which represented approximately 70% of the expected total shares under the May 2024 ASR. On July 31, 2024, the early exercise provision was exercised by the May 2024 ASR counterparty. The Company received an additional 0.4 million shares determined using the volume-weighted average price of the Company’s common stock during the term of the May 2024 ASR.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Act”) was signed into law. The Inflation Act implements a new excise tax of 1% on the net share repurchases made by the Company effective for share repurchases performed January 1, 2023, or after. In October 2024, the Company made an excise tax payment of $2.5 million related to the January 2023 ASR and the August 2023 ASR.
On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program. As of September 30, 2024, $50 million remained authorized. The program, which was authorized in July 2023 and expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reported tax rate	47.5%	(4.8)%	35.3%	8.2%
The Company’s effective income tax rates for the three months ended September 30, 2024 and 2023 were 47.5% and (4.8)%, respectively. For the three months ended September 30, 2024, the higher tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower book income realized during the third quarter. For the three months ended September 30, 2023,the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.3 million benefit related to the filing of prior year tax returns.
The Company’s effective income tax rates for the nine months ended September 30, 2024 and 2023 were 35.3% and 8.2%, respectively. For the nine months ended September 30, 2024, the higher tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower book income and a $1.9 million shortfall from stock-based compensation, as compared to the prior year. For the nine months ended September 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.8 million benefit related to the filing of prior year tax returns.
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
The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). Several of the jurisdictions that the Company operates in have already adopted some form of the model rules, which could impact the amount of taxes that the Company pays after 2023. However, the rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. At this time, the Company is projecting an immaterial amount related to Pillar 2 tax liability for the year ending December 31, 2024. Related changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Basic net (loss) income per share:
Net (loss) income	$(10,695)	$19,497	$(26,379)	$47,907
Weighted average common shares outstanding	76,448	79,690	77,196	80,842

Basic net (loss) income per common share	$(0.14)	$0.24	$(0.34)	$0.59

Diluted net (loss) income per share:
Net (loss) income	$(10,695)	$19,497	$(26,379)	$47,907

Weighted average common shares outstanding — Basic	76,448	79,690	77,196	80,842
Effect of dilutive securities:
Stock options and restricted stock	—	121	—	270
Weighted average common shares for diluted earnings per share	76,448	79,811	77,196	81,112

Diluted net (loss) income per common share	$(0.14)	$0.24	$(0.34)	$0.59
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Dilutive potential common shares include employee equity share options, non-vested shares, and similar equity instruments granted by the Company. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.
Common stock of approximately 1.3 million and 0.6 million shares at September 30, 2024, and 2023, respectively, were not included in the computation of diluted net (loss) income per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
Net (loss) income	$(10,695)	$19,497	$(26,379)	$47,907
Foreign currency translation adjustment	5,386	(9,541)	(2,558)	(16,378)
Change in unrealized loss/(gain) on derivatives, net of tax	(11,044)	6,790	(6,714)	7,858
Pension liability adjustment, net of tax	(470)	(334)	(475)	—
Comprehensive (loss) income, net	$(16,823)	$16,412	$(36,126)	$39,387

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive (loss) income by component between December 31, 2023 and September 30, 2024 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2024	$21,489	$2,712	$(39,307)	$(15,106)
Other comprehensive gain (loss)	11,632	(475)	3,129	14,286
Less: Amounts reclassified from accumulated other comprehensive income, net	18,346	—	5,688	24,034
Net current-period other comprehensive gain (loss)	(6,714)	(475)	(2,559)	(9,748)
Balance at September 30, 2024	$14,775	$2,237	$(41,866)	$(24,854)
For the nine months ended September 30, 2024, the Company reclassified a gain of $7.3 million and $16.8 million from accumulated other comprehensive income to other income, net and interest income, respectively.
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
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by each reportable segment for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
Segment Net Sales
Codman Specialty Surgical	$270,782	$268,205	$828,977	$787,371
Tissue Technologies	110,052	114,216	338,904	357,163
Total revenues	$380,834	$382,421	$1,167,881	$1,144,534
Segment Profit
Codman Specialty Surgical	$100,538	$105,170	$368,171	$332,444
Tissue Technologies	28,482	31,789	96,335	92,132
Segment profit	129,020	136,959	464,506	424,576
Amortization	(3,760)	(3,208)	(17,575)	(9,342)
Corporate and other	(133,410)	(107,158)	(454,147)	(339,755)
Operating income	$(8,150)	$26,593	$(7,216)	$75,479

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
United States	$290,192	$269,838	$856,646	$817,622
Europe	34,368	41,524	116,653	120,040
Asia Pacific	37,052	48,777	132,548	146,956
Rest of World	19,222	22,282	62,034	59,916
Total Revenues	$380,834	$382,421	$1,167,881	$1,144,534
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
On December 21, 2023, Fortis Advisors, LLC (representative of the security holders of ACell, Inc. (“ACell”)) filed for arbitration against Integra Life Sciences claiming breach of contract related to the earnout consideration from the 2021 acquisition of ACell. Refer to the contingent consideration section of this footnote for additional information on the ACell contingent considerations. The Company believes that it has strong defenses to the allegations in the arbitration and intends to defend the matter vigorously.
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
On March 17, 2021, a complaint was filed against the Company in the Court of Common Pleas of Philadelphia County in Pennsylvania asserting product liability claims relating to a surgical procedure in which the Company’s CUSA® Clarity allegedly was used. The plaintiff seeks damages against the Company based upon plaintiff’s claim that the CUSA® Clarity did not function as intended. The plaintiff also asserts separate claims against the surgeon and the hospital. In the third quarter of 2024, a settlement was reached, which has since been paid by the Company’s insurance carriers.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine month period ended September 30, 2024 and September 30, 2023 to reflect the change in estimate, additions, payments, transfers and the time value of money during each period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2024 and September 30, 2023 is as follows (in thousands):

Nine Months Ended September 30, 2024	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates (SIA), Inc.	Location in Financial Statements
Balance as of January 1, 2024	$15,755		$2,557	$300	68,700
Payment					(12,400)
Change in fair value of contingent consideration liabilities	(3,019)	Research and development	137	—	3,100	Selling, general and administrative
Balance as of September 30, 2024	12,736		2,694	300	59,400

Short-Term	$8,320		$—	$—	$19,600	Accrued expenses and other current liabilities
Long-Term	4,416		2,694	300	39,800	Other liabilities
Total	12,736		2,694	300	59,400

Nine Months Ended September 30, 2023	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates (SIA), Inc.	Location in Financial Statements
Balance as of January 1, 2023	$12,895		$230	$3,700	$57,600
Change in fair value of contingent consideration liabilities	1,991	Research and development	1,887	(2,200)	6,600	Selling, general and administrative
Balance as of September 30, 2023	$14,886		$2,117	$1,500	$64,200

Short-Term	$4,373		$—	$503	$13,000	Accrued expenses and other current liabilities
Long-Term	10,513		2,117	997	51,200	Other liabilities
Total	14,886		2,117	1,500	64,200
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
Derma Sciences, Inc.
The Company assumed contingent consideration incurred by Derma Sciences, Inc. (“Derma Sciences”) related to its acquisitions of BioD, LLC and the intellectual property related to Medihoney® products. The Company accounted for the contingent liabilities by recording the fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains, which relates to net sales of Medihoney products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million.

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
Surgical Innovations Associates, Inc.
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the pre-market approval ("PMA") application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). In the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date.
Other Commitments
In October 2024, the Company entered into a definitive agreement to acquire a manufacturing facility in Plainsboro, New Jersey for $10 million in cash at closing. The manufacturing facility is currently leased by the Company. The transaction is expected to close in the first quarter of 2025.

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
We have made statements in this Quarterly Report that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, but not limited to, statements regarding our business strategy and plans, growth and growth strategies, developments in the markets for our products and services, financial results, development launches and effectiveness, research and development strategy, regulatory approvals, competitive strengths, objectives of management for future operations and current expectations or forecasts of future results, our expectations regarding the Boston facility and plans to operationalize the Company's Braintree facility, transition the manufacture of SurgiMend® and PriMatrix® to the Braintree facility, and to obtain pre-market approval of SurgiMend® PRS in implant-based breast reconstruction; our expectations regarding CMP (as defined below) implementation and engagement; restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products and services, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, value of our investments, our effective tax rate, our expected returns to shareholders, and sales efforts, are forward-looking statements. In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” or the negative version of these words or other similar words and expressions in this Quarterly Report.
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
To this end, our executive leadership team has established the following key priorities aligned to the following five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. For example, in 2021, we filed a pre-market approval (“PMA”) application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. We cannot predict an approval date because of the timeline of restarting manufacturing at the Braintree, Massachusetts facility (the "Braintree facility"), where Surgimend® will be manufactured. We are also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction (“IBBR”). We completed enrollment for the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction in June 2023 and are conducting the primary follow-up one year after device implantation. We hope to secure approval for DuraSorb in 2025.
In addition, in March 2024, we expanded our urinary bladder matrix platform with the U.S. launch of MicroMatrix® Flex, a dual-syringe system enabling the convenient mixing and precise delivery of MicroMatrix® paste to provide convenient access to hard-to-reach spaces and to help prepare an even wound surface in challenging wound areas.
We also continued to advance the development of pioneering neurosurgical technologies with the expansion of our product offerings. In 2023, we launched additional CUSA® Clarity tips for use in surgical procedures requiring the controlled fragmentation, emulsification and aspiration of bone as well as in laparoscopic liver surgery.

Growing Internationally: Over the years, we have been significantly expanding our global footprint through investments in our commercial and manufacturing organizations, the expansion and development of international markets and new product introductions. As part of our In-China-For-China strategy, we continue the build out of our assembly capabilities in our new facility in Suzhou, China. Several new products were introduced in select international markets in 2023 and 2024, including MicroMatrix® and Certas Plus® Programmable Valve, which were launched in Europe, and CUSA Clarity laparoscopic tip, which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen® Secure, received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, and Certas Plus were approved in China. We also continued to strengthen our presence in South Asia, Southeast Asia and South Korea with key leadership appointments.
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
Driving Operations and Customer Excellence. We have been making investments to build more responsive and scalable processes, enhance the reliability of our quality systems and supply chain, and drive productivity initiatives to further supply and lower costs. We continue to invest in technologies, systems and processes to enhance the customer experience. We also continue to invest in our capacity expansion. This includes ongoing projects of transferring our Boston manufacturing to a new location in Braintree, Massachusetts, validating manufacturing processes in our manufacturing facility in Plainsboro, New Jersey and increasing capacity in our Memphis, Tennessee location.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we have focused on employee empowerment and agility and building a diverse and inclusive workplace. These efforts resulted in our being named in several best workplace lists globally in 2023 and 2024. Additionally, we have been making further strides in advancing our environmental, social and governance (“ESG”) agenda to drive sustainability across the organization and recently published our third annual ESG report in the third quarter of 2024. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Quarterly Report.
New Product Introductions and Research and Development Updates
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
Neurosurgical Solutions and Surgical Instruments. The CSS business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen®, DuraSeal®, CUSA®, Mayfield®, Bactiseal®, and Certas® Plus, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in registrations, clearances, and approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid (“CSF”) management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery (“MIS”) and the surgical management of intracerebral hemorrhage (“ICH”). Our lighting franchise is among the most dynamic in the industry.
We are focused on the development of core clinical applications in our electromechanical technologies portfolio. We continue to update our CUSA® Clarity platform by incorporating new ultrasonic handpiece and integrated electrosurgical capabilities. We have made several enhancements to our CUSA® Clarity Tissue Ablation System. The extended laparoscopic tip was launched in the U.S. to enhance laparoscopic liver procedures. In addition, a single-sided bone tip received 510(k) clearance from the FDA. Commercial launch was completed successfully in early 2023. In August 2023, we launched a modified 23 kHz CUSA® Electrosurgery Module (“CEM”) for Clarity handpieces that can be used with additional electrosurgery generators. We continue to work with several instrument partners to bring new surgical instrument platforms to the market.

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
In the third quarter of 2021, we filed a PMA application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction and in July 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. In 2022, we acquired SIA, which has also submitted a PMA application for DuraSorb with IBBR, and in June 2023 we completed enrollment in the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction; the primary follow-up period is one year after device implantation. By offering two distinct product solutions, we believe we have the opportunity to build a leading position in the IBBR market. We hope to secure approval for DuraSorb in 2025. For SurgiMend®, we cannot predict an approval date because of the timeline of restarting manufacturing at the Braintree facility.
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
European Union Medical Device Regulation Updates
As part of our ongoing efforts to remain compliant, the Company continues to work towards European Union Medical Device Regulation (“EU MDR”) certifications. In 2023, the Company received EU MDR certification in the CSS segment for Hakim Programmable Valves, Certas Plus without Bactiseal catheters, and DuraSeal Dural, as well as IDRT and BioPatch for the TT segment. In 2024, the Company also received EU MDR certification for DuraGen Suturable for the CSS segment and MicroMatrix, as well as Cytal for the TT segment.

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
As required by the 2023 Warning Letter, we retained an outside expert consultant to perform an audit of the Boston facility in March 2024. Since receiving the third-party audit findings for the Boston facility in March, the Company has reassessed its plans and timeline to resume the manufacture of PriMatrix® and SurgiMend®. In parallel, the Company has been furthering its plans to complete the construction and operationalization of its new tissue manufacturing facility in Braintree, Massachusetts. The Company announced in the second quarter of 2024 that it no longer plans to restart the manufacture of PriMatrix® and SurgiMend® at its Boston facility and will, instead, restart manufacturing of these products at the Braintree facility. The Company expects to operationalize the Braintree facility in the first half of 2026. As a result of these decisions, in the second quarter of 2024, the Company recorded a $4.6 million impairment charge, comprised of a $1.7 million impairment of an operating lease right-of-use asset and a $2.9 million write-off of fixed assets, which was recorded as a component of cost of goods sold in the condensed consolidated statements of operations. For further detail on the impairment, see Note 10. Leases and Related Party Leases.
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
As a result of both audits by regulatory agencies as well as our own reviews of the company’s quality management system, we are in the process of implementing a Compliance Master Plan (the “CMP”), a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system across the company, and enhance the quality culture at the company.

RESULTS OF OPERATIONS
Executive Summary
Net loss for the three and nine months ended September 30, 2024 was $(10.7) million and $(26.4) million, or $(0.14) and $(0.34) per diluted share, as compared to net income of $19.5 million and $47.9 million or $0.24 and $0.59 per diluted share for the three and nine months ended September 30, 2023. The decrease in net income for the three and nine months ended September 30, 2024, was driven by impacts from quality and operational issues, along with costs related to the Acclarent acquisition.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
Acquisition, divestiture and integration-related charges	$7,810	$5,832	$31,361	$18,056
Structural optimization charges	5,739	3,729	15,112	9,868
EU medical device regulation	10,578	13,490	35,109	34,172
Boston recall / Braintree transition(1)	9,933	7,800	33,676	38,841
Total	$34,060	$30,851	$115,258	$100,937
(1) This primarily includes idle capacity charges, inventory write offs, site transfer costs, quality remediation costs, right of use and fixed asset impairments.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
Cost of goods sold	$17,803	$11,223	$55,689	$50,437
Research and development	3,218	5,448	14,645	13,878
Selling, general and administrative	13,056	14,302	45,021	37,371
Other income	(17)	(122)	(97)	(749)
Total	$34,060	$30,851	$115,258	$100,937
We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, divestiture, integration and restructuring activities, and for which the amounts are non-cash in nature and are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future.
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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
Segment Net Sales
Codman Specialty Surgical	$270,782	$268,205	$828,977	$787,371
Tissue Technologies	110,052	114,216	338,904	357,163
Total revenues	$380,834	$382,421	$1,167,881	1,144,534
Cost of goods sold	180,596	164,076	534,892	486,292
Gross margin on total revenues	$200,238	$218,345	$632,989	$658,242
Gross margin as a percentage of total revenues	52.6%	57.1%	54.2%	57.5%

Three Months Ended September 30, 2024 as Compared to Three Months Ended September 30, 2023
Revenues and Gross Margin
For the three months ended September 30, 2024, total revenues decreased by $1.6 million to $380.8 million from $382.4 million for the same period in 2023. Excluding the impacts of the Acclarent acquisition, the Boston recall and foreign currency impact, revenues declined low double digits compared to the same period in the previous year, driven by impacts from quality and operational issues.
In the CSS segment, revenues were $270.8 million which was an increase of $2.6 million, or 1.0% as compared to the prior-year period, inclusive of $31.0 million related to the Acclarent acquisition. Excluding the impact of the Acclarent acquisition, the Neurosurgery portfolio declined low double digits, primarily driven by lower sales due to temporary shipping holds in CSF Management and Dural Access & Repair.
In the TT segment, revenues were $110.1 million which was an decrease of $4.2 million, or 3.6% from the prior-year period. Excluding the impact of the Boston recall, the TT segment decreased high single-digits as compared to the same period in the prior year. This is primarily attributable to a decline in Integra Skin due to production challenges, partially offset by growth in our private label business, MicroMatrix® & Cytal, and Durasorb.
Gross margin was $200.2 million for the three months ended September 30, 2024, a decrease of $18.1 million from $218.3 million for the same period in 2023. Gross margin as a percentage of revenues was 52.6% for the three months ended September 30, 2024 and 57.1% for the same period in 2023. For the three months ended September 30, 2024, gross margins were impacted by expenses associated with quality and operational issues. For the three months ended September 30, 2023, gross margins were impacted by expenses associated with the Boston recall.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2024	2023
Research and development	7.2%	7.0%
Selling, general and administrative	46.5%	42.3%
Intangible asset amortization	1.0%	0.8%
Total operating expenses	54.7%	50.1%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $16.6 million, or 8.7%, to $208.4 million in the three months ended September 30, 2024, compared to $191.8 million in the same period in 2023.
Research and Development
Research and development expenses for the three months ended September 30, 2024 increased by $0.8 million as compared to the same period in the prior year.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended September 30, 2024 increased by $15.2 million as compared to the same period in the prior year due to higher spending in commercial selling activities for both legacy and Acclarent products.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended September 30, 2024 was $3.8 million compared to $3.2 million for the same period in the prior year.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
Dollars in thousands	2024	2023
Interest income	$5,049	$4,607
Interest expense	(19,373)	(13,062)
Other income, net	2,112	471
Total non-operating income and expense	$(12,212)	$(7,984)
Interest Income
Interest income for the three months ended September 30, 2024 increased by $0.4 million as compared to the same period in the prior year.
Interest Expense
Interest expense for the three months ended September 30, 2024 increased by $6.3 million as compared to the same period in the prior year primarily due to incremental borrowing to fund the Acclarent acquisition.
Other Income, net
Other income, net for the three months ended September 30, 2024 increased by $1.6 million compared to the same period in the prior year, primarily driven by favorable foreign exchange impact.
Income Taxes

	Three Months Ended September 30,
Dollars in thousands	2024	2023
Income before income taxes	$(20,362)	$18,609
Income tax (benefit) expense	(9,667)	(888)
Effective tax rate	47.5%	(4.8)%
The Company’s effective income tax rates for the three months ended September 30, 2024 and 2023 were 47.5% and (4.8)%, respectively. For the three months ended September 30, 2024, the higher tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower three month book income, as compared to the previous year. For the three months ended September 30, 2023,the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.3 million benefit related to the filing of prior year tax returns.
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
The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). Several of the jurisdictions in which we operate have already adopted some form of the model rules, which could impact the amount of taxes that the Company pays during 2024 and future taxable periods. The rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. At this time, the Company is projecting an immaterial expense related to Pillar 2 tax liability for the 2024 year. The Company will continue to analyze the new Pillar 2 laws and any related guidance to determine potential impacts. Such changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.

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
Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023
Revenues and Gross Margin
For the nine months ended September 30, 2024, total revenues increased by $23.3 million to $1,167.9 million from $1,144.5 million for the same period in 2023. Excluding the impacts of the Acclarent acquisition, the Boston recall and foreign currency impact, revenues declined low single digits compared to the same period in the prior year, primarily driven by impacts from quality and operational issues.
In the CSS segment, revenues were $829.0 million, an increase of $41.6 million, or 5.3% from the prior period, inclusive of $62.3 million related to the Acclarent acquisition, and $5.2 million unfavorable foreign currency impact on revenue. Excluding these impacts, the Neurosurgery portfolio revenues declined low single digits, primarily driven by lower sales due to temporary shipping holds in CSF Management and Dural Access & Repair.
In the TT segment, revenues were $338.9 million, a decrease of $18.3 million, or 5.1% from the prior-year period. Excluding the impact of the Boston recall, the TT segment decreased mid single digits as compared to the same period in the prior year. This is primarily attributable to a decline in Integra Skin due to production challenges, partially offset by growth in our private label business, MicroMatrix® & Cytal, and Durasorb.
Gross margin was $633.0 million for the nine months ended September 30, 2024, a decrease of $25.3 million from $658.2 million for the same period in 2023. Gross margin as a percentage of total revenue decreased to 54.2% for the nine months ended September 30, 2024 from 57.5% in the same period in 2023. For the nine months ended September 30, 2024, gross margins were impacted by impairment charges associated with the Boston recall, Acclarent inventory step up, and expenses associated with quality and operational issues. For the nine months ended September 30, 2023 gross margins were impacted by expenses associated with the Boston recall.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2024	2023
Research and development	7.2%	7.0%
Selling, general and administrative	46.1%	43.1%
Intangible asset amortization	1.5%	0.8%
Total operating expenses	54.8%	50.9%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $57.4 million, or 9.8% to $640.2 million in the nine months ended September 30, 2024, compared to $582.8 million in the same period in 2023.
Research and Development
Research and development expenses for the nine months ended September 30, 2024 increased by $4.3 million as compared to the same period in the prior year primarily due to the Acclarent acquisition.
Selling, General and Administrative
Selling, general and administrative costs increased by $45.0 million as compared to the same period in the prior year driven primarily by Acclarent acquisition costs and related commercial activities, as well as higher spending in commercial selling activities for legacy products.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the nine months ended September 30, 2024 was $17.6 million compared to $9.3 million for the same period in the prior year. The increase is driven by the impairment of customer relationship intangible related to our Boston facility of $7.1 million.

We expect total annual amortization expense to be approximately $25.6 million for the remainder of 2024, $102.4 million in 2025, $102.2 million in 2026, $101.2 million in 2027, $97.6 million in 2028, $92.4 million in 2029 and $511.8 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
Dollars in thousands	2024	2023
Interest income	$15,147	$12,653
Interest expense	(51,648)	(37,626)
Other income, net	2,939	1,705
Total non-operating income and expense	$(33,562)	$(23,268)
Interest Income
Interest income for the nine months ended September 30, 2024 increased by $2.5 million as compared to the same period in the prior year due to higher interest rates.
Interest Expense
Interest expense for the nine months ended September 30, 2024 increased by $14.0 million as compared to the same period in the prior year mainly due to incremental borrowing for the Acclarent acquisition.
Other Income, net
Other income, net for the nine months ended September 30, 2024, increased by $1.2 million as compared to the same period in the prior year, primarily driven by favorable foreign exchange impact.
Income Taxes

	Nine Months Ended September 30,
Dollars in thousands	2024	2023
Income before income taxes	$(40,778)	$52,211
Income tax (benefit) expense	(14,399)	4,304
Effective tax rate	35.3%	8.2%
The Company’s effective income tax rates for the nine months ended September 30, 2024 and 2023 were 35.3% and 8.2%, respectively. For the nine months ended September 30, 2024, the higher tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower book income and a $1.9 million shortfall from stock-based compensation, as compared to the prior year. For the nine months ended September 30, 2023, the primary drivers of the lower tax rate relate to a reduction to book income in higher-taxed jurisdictions and a $3.8 million benefit related to the filing of prior year tax returns.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
United States	$290,192	$269,838	$856,646	$817,622
Europe	34,368	41,524	116,653	120,040
Asia Pacific	37,052	48,777	132,548	146,956
Rest of World	19,222	22,282	62,034	59,916
Total Revenues	$380,834	$382,421	$1,167,881	$1,144,534

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
Domestic revenues increased by $20.4 million for the three months ended September 30, 2024 compared to the same period in the prior year. European sales decreased by $7.2 million for the three months ended September 30, 2024 compared to the same period in the prior year. Sales to customers in Asia Pacific decreased by $11.7 million for the three months ended September 30, 2024. Sales to customers in the the Rest of World for the three months ended September 30, 2024 decreased by $3.1 million compared to the same period in the prior year. The increase in domestic revenues for the three months ended September 30, 2024 is primarily the result of the Acclarent acquisition, offset by a decline in sales of Integra Skin, Dural Access & Repair, and CSF Management. The decrease in international revenues for the three months ended September 30, 2024 was also the result of a decline in sales of Integra Skin, Dural Access & Repair, and CSF Management.
Domestic revenues increased by $39.0 million for the nine months ended September 30, 2024 compared to the same period in the prior year. European sales decreased by $3.4 million for the nine months ended September 30, 2024 compared to the same period in the prior year. Sales to customers in Asia Pacific decreased by $14.4 million for the nine months ended September 30, 2024. Sales to customers in the Rest of World for the nine months ended September 30, 2024 increased by $2.1 million compared to the same period in the prior year. The increase in domestic revenues for the nine months ended September 30, 2024 is primarily the result of the Acclarent acquisition, offset by a decline in sales of Integra Skin, Dural Access & Repair, and CSF Management. The decrease in international revenues for the nine months ended September 30, 2024 was also the result of a decline in sales of Integra Skin, Dural Access & Repair, and CSF Management. The international revenues were impacted by $5.2 million of unfavorable foreign exchange impact.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The Company’s working capital as of September 30, 2024 and December 31, 2023 was $187.0 million and $751.1 million, respectively. The decrease in working capital as compared to the prior year is primarily driven by $572.4 million of convertible notes, which became current during the year.
Cash and Cash Equivalents
The Company had cash and cash equivalents totaling approximately $215.2 million and $276.4 million at September 30, 2024 and December 31, 2023 respectively, which are valued based on Level 1 measurements in the fair value hierarchy. Level 1 inputs represent quoted prices in active markets for identical assets or liabilities. At September 30, 2024, our non-U.S. subsidiaries held approximately $183.5 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short Term Investments
The Company had short term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $62.4 million at September 30, 2024 compared to $32.7 million at December 31, 2023.

Cash Flows

	Nine Months Ended September 30,
Dollars in thousands	2024	2023
Net cash provided by operating activities	$78,642	$81,205
Net cash used in investing activities	(386,559)	(36,949)
Net cash provided by (used in) financing activities	245,013	(223,035)
Effect of exchange rate fluctuations on cash	1,659	(4,150)

Cash Flows Provided by Operating Activities
Operating cash flows for the nine months ended September 30, 2024 decreased by $2.6 million compared to the same period in 2023. Within operating cash flows, net income less non-cash adjustments decreased for the nine months ended September 30, 2024 by approximately $75.2 million as compared to the same period in 2023 primarily driven by costs related to the Acclarent acquisition, as well as costs associated with quality and operational issues.
The changes in assets and liabilities for the nine months ended September 30, 2024, net of business acquisitions, decreased cash flows by $19.0 million, mainly attributable to increases in prepaid and other current assets, and inventory, offset by decreases in accounts receivable.
The changes in assets and liabilities for the nine months ended September 30, 2023, net of business acquisitions, decreased cash flows by $91.7 million, mainly attributable to increases in inventory, other current assets, and decreases in accrued expenses and other current liabilities due to reduced payments processed during the year.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the nine months ended September 30, 2024 were $74.8 million paid for capital expenditures to support the investment in the new Braintree facility, as well as improvement initiatives at a number of our manufacturing facilities, and other technology investments, $282.0 million related to the Acclarent acquisition, and $49.0 million related to short term investments.
Sources of cash from investing activities for the nine months ended September 30, 2024 were $19.3 million for short term investments converted to cash.
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
Cash Flows Provided by or Used in Financing Activities
Uses of cash from financing activities in the nine months ended September 30, 2024 related to the repayments of $147.2 million under our Senior Credit Facility and Securitization Facility, $50.0 million related to the repurchase of treasury stock of under the share repurchase agreements, and $11.9 million related to payment of a contingent consideration. In addition, the Company had $3.4 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the nine months ended September 30, 2024 were $451.1 million proceeds from borrowings of long-term indebtedness and $6.4 million proceeds from the exercise of stock options.
Uses of cash from financing activities in the nine months ended September 30, 2023 related to the repurchase of treasury stock of $275.0 million under the share repurchase agreements, repayments of $85.9 million under our Senior Credit Facility and Securitization Facility. In addition, there was $7.6 million attributable to debt issuance costs, as well as $5.5 million in cash taxes paid for net equity settlements.
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
The Senior Credit Facility is subject to various financial and negative covenants and, at September 30, 2024, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 3.99, with the covenant requirement at 4.5 at the end of September 30, 2024. Based on our current forecast for the next twelve months we expect to remain in compliance with the financial and negative covenants.

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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the nine months ended September 30, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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
OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 did not materially change in the nine months ended September 30, 2024.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2024 would impact interest income by approximately $2.2 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of September 30, 2024. The total notional amounts related to the Company's interest rate swaps were $1.3 billion with $625.0 million effective as of September 30, 2024. Based on our outstanding borrowings at September 30, 2024, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $6.4 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:
The following table provides information about purchases by the Company during the quarter ended September 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or program

07/01/2024 - 07/31/2024(2)	446,075	$24.81	446,075	50,000,000(3)
08/01/2024 - 08/31/2024	—	$—	—	—
09/01/2024 - 09/30/2024	—	$—	—	—
Total	446,075		446,075
(1) On May 16, 2024, the Company entered into a $50 million accelerated share repurchase (“May 2024 ASR”) and received 1.3 million shares of common stock at the inception of the May 2024 ASR, which represented approximately 70% of the expected total shares under the May 2024 ASR.
(2) On July 30, 2024, the early exercise provision was exercised by the May 2024 ASR counterparty. The Company received an additional 0.4 million shares determined using the volume-weighted average price of the Company’s common stock during the term of the May 2024 ASR.

(3) On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program, replacing the existing $225 million program authorized in April 2022, under which $75 million remained authorized at the time of its replacement. The program authorized in July 2023, which expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. They May 2024 ASR was effected under this authorization. As of September 30, 2024, $50 million remained authorized under the July 2023 share repurchase authorization.The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
According to the terms of our Senior Credit Facility, our ability to declare or make any dividend payments is limited. See Note 6. Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a description of working capital restrictions and limitation on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1 (e)+	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 9, 2024

3.2
Third Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of February 21, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023)

10.1*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+#	XBRL Taxonomy Extension Schema Document

101.CAL+#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+#	XBRL Definition Linkbase Document

101.LAB+#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+#	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Indicates this document is filed as an exhibit herewith.
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 4, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	November 4, 2024	/s/ Jan De Witte
Jan De Witte
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2024	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2024	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)