Form 10-K
period 2024-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2025-02-25
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,189.1 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 24, 2025 was 77,218,920.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 9, 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “Integra LifeSciences,” “Integra,” “the Company,” “we,” “our,” and “us” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this report, including statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:
•the on-going and possible future effects of global challenges, including macroeconomic uncertainties, such as supply chain disruptions, inflation, bank failures, high interest rates and availability of capital markets, geopolitical uncertainty and instability, the spread or escalation of wars and other armed conflict, other economic disruptions and U.S. and global recession concerns, on our customers and suppliers, and on our business, financial condition, results of operations and cash flows;
•general economic and business conditions, both domestically and in our international markets, including the effect of the continuing worldwide macroeconomic uncertainty and increasing trade regulations and tariffs;
•our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
•trends in our business;
•demand for our products, particularly capital equipment;
•our ability to produce and deliver products in sufficient quantities to meet sales demands;
•our failure to comply with the substantial regulation related to quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition, or results of operations;
•our ability to remediate all matters identified in the United States Food and Drug Administration (the “FDA”) observations and warning letters that we received or may receive;
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
•physicians’ willingness to adopt our recently launched and planned products, third-party payors’ willingness to provide or continue reimbursement for any of our products and our ability to secure regulatory approval for products in development;
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
•trends relating to our financial condition or results of operations, including the impact of interest rate and foreign currency exchange fluctuations;
•the effect of any future public health crises, including the timing, scope and effect of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to such crises; and
•other risk factors described in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Forward-looking statements can be identified by forward-looking words such as “believe,” “may,” “could,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “expect,” “target,” “pursue,” “forecast,” “hope” and similar expressions in this Annual Report on Form 10K. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding our five-pillar growth strategy; our hope to secure approval for DuraSorb in 2026; our business strategy and plans, including plans to deliver future innovation both within the ENT business and across other CSS technology platforms; our expectations regarding the operationalization of the Braintree facility and the timing thereof. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

PART I
ITEM 1. BUSINESS
OVERVIEW
Integra LifeSciences Holdings Corporation was founded in 1989 and is a leading global medical technology company innovating treatment pathways to advance patient outcomes and set new standards of surgical, neurologic, ear, nose, and throat (“ENT”) and regenerative care.
Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” We have developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include ENT, surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
Integra products are sold in more than 120 countries through a direct sales force as well as distributors and wholesalers. We manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical (“CSS”) and Tissue Technologies (“TT”). The CSS segment, which represents approximately two-thirds of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care and otolaryngology. We are the world leader in neurosurgery and one of the top three providers in the U.S. in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about one-third of our overall revenue and focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair.
We have key manufacturing and research facilities located in California, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland, Israel and Switzerland. We source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors.
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
To this end, our executive leadership team has established the following key priorities aligned to the following five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. For example, in 2021, we filed a pre-market approval (“PMA”) application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. We anticipate PMA approval following the operationalization of the Braintree facility, which is expected in the first half of 2026. We are also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction (“IBBR”). We completed enrollment for the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction in June 2023; and in 2024 we have continued to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026.
In 2024 we expanded our urinary bladder matrix platform with the U.S. launch of MicroMatrix® Flex, a dual-syringe system enabling the convenient mixing and precise delivery of MicroMatrix® paste to provide convenient access to hard-to-reach spaces and to help prepare an even wound surface in challenging wound areas.
Additionally, in 2024, we successfully re-launched our CereLink intracranial pressure (“ICP”) monitor system. CereLink provides enhanced accuracy, usability and advanced data presentation that provides clinicians with uncompromised, advanced continuous ICP monitoring when treating patients with traumatic brain injuries.
Growing Internationally. Over the years, we have been significantly expanding our global footprint through investments in our commercial and manufacturing organizations, the expansion and development of international markets and new product introductions. As part of our In-China-For-China strategy, we continue to build out our assembly capabilities in our new facility in Suzhou, China. Several new products were introduced in select international markets in 2023 and 2024, including MicroMatrix® and Certas Plus® Programmable Valve, which were launched in Europe, and CUSA Clarity laparoscopic tip, which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen® Secure, received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, and Certas Plus were approved in China.
Broadening Impact on Care Pathways. We seek ways to develop and acquire products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care in the hospital setting and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care. On April 1, 2024, we successfully completed the acquisition of Acclarent, Inc. (“Acclarent”). Acclarent is an innovator and market leader in ENT procedures and the acquisition of Acclarent has positioned Integra as one of the leading providers of ENT products and technologies. Furthermore, we believe that, owing to the ENT business being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT business and across our other CSS technology platforms.
Driving Operations and Customer Excellence. We have been making investments to build more responsive and scalable processes, enhance the reliability of our quality systems and supply chain, and drive productivity initiatives to further supply and lower costs. We continue to invest in technologies, systems and processes to enhance the customer experience. We also continue to invest in our capacity expansion. This includes ongoing projects of transferring our Boston manufacturing to a new location in Braintree, Massachusetts and further investing in capacity and validating manufacturing processes in our manufacturing facility in Plainsboro, New Jersey. We are implementing a Compliance Master Plan (the “CMP”), a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system across the company, and enhance the quality culture at the company.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we focus on employee empowerment, professional development and building an environment where all employees can contribute to their fullest potential. These efforts have been recognized through our inclusion in several best workplace lists globally in 2023 and 2024. Additionally, we continue to advance our broader organizational sustainability initiatives and published our third annual environmental, social and governance (“ESG”) report. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Annual Report on Form 10-K.
BUSINESS SEGMENTS
We currently manufacture and sell our medical technologies and products in the following two reportable business segments: Codman Specialty Surgical and Tissue Technologies. We include financial information regarding our reportable business segments and certain geographic information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. Segment and Geographic Information to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
Codman Specialty Surgical
Our CSS segment consists of neurosurgery, specialty instrumentation, and ENT surgical solutions, augmented by the 2024 acquisition of Acclarent, a U.S. leader in ENT solutions. Acclarent pioneered the balloon sinuplasty market, and has expanded balloon dilation for Eustachian Tube, and surgical navigation and instrumentation for ENT and skull-base procedures. In neurosurgery, we are a global leader in neuro-access, neuro-surgical and neuro-monitoring technologies. The product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions. We offer leading technologies in dural repair, ultrasonic tissue ablation, ICP monitoring, hydrocephalus management, and cranial stabilization systems, while providing a rich research and development pipeline for growth.
Our specialty instrumentation portfolio includes a catalog of surgical headlamps, surgical instruments, as well as after-market service. With thousands of surgical instrument products, including specialty surgical instruments, we call on the central sterile processing unit of hospitals and acute care surgical centers. Additionally, through a strong U.S. distribution model, we can serve the needs of medical offices.
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
Tissue Technologies

Our TT segment focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair and consists of five unique regenerative technology areas - highly engineered bovine collagen, bovine dermis, porcine urinary bladder, human amniotic tissue, and resorbable synthetic mesh. This broad regenerative platform, which includes multiple leading brands such as Integra® Dermal Regeneration Template, PriMatrix®, AmnioExcel®, SurgiMend®, MicroMatrix®, DuraSorb® and NeuraGen®, primarily addresses the needs of plastic, reconstructive and general surgeons focused on the treatment of acute wounds, such as burns, chronic wounds, including diabetic foot ulcers, and surgical tissue repair, such as hernia, tendon, peripheral nerve repair and protection.
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
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. Investment in research and development is critical to driving our future growth. Our research and development efforts are focused on the further development and improvement of our existing products, the design and development of new innovative medical technologies and regulatory compliance across all our business segments. We apply our core competency in regenerative technology to innovate products for neurosurgical, wound applications, plastic surgery, and reconstructive surgery and we have extensive R&D development programs for our core platforms of electromechanical technologies. Additionally, we conduct projects and clinical studies to generate efficacy and health economic evidence.
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
In the third quarter of 2021, we filed a PMA application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction and in July 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We anticipate PMA approval following the operationalization of the Braintree facility, which is expected in the first half of 2026.
In 2022, we acquired SIA, which has also submitted a PMA application for DuraSorb with IBBR, and in June 2023 we completed enrollment in the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction; and in 2024 we have continued to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026. By offering two distinct product solutions, we believe we have the opportunity to build a leading position in the IBBR market.
Following the completion of design control activities in 2022, we launched both Cytal and MicroMatrix in Europe in 2023. In March 2024, MicroMatrix® Flex, used in the management of wounds with hard-to-reach geometries, such as deep wounds that present with tunneling or undermining, became commercially available in the U.S.
Neurosurgical Solutions, Surgical Instruments, and ENT Solutions. The CSS neurosurgical business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen®, DuraSeal®, CUSA®, CereLink®, Mayfield®, Bactiseal®, and Certas® Plus, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in registrations, clearances, and approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid (“CSF”) management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery (“MIS”) and the surgical management of intracerebral hemorrhage (“ICH”). Our lighting franchise is among the most dynamic in the industry.
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
In the first quarter of 2024, we relaunched our CereLink ICP monitoring system, after initiating an immediate voluntary global product removal of all CereLink® intracranial pressure monitors in 2022. Cerelink provides enhanced accuracy, usability and advanced data presentation to clinicians treating patients with traumatic brain injuries.
In the second quarter of 2024, we acquired Acclarent, expanding our capabilities in the U.S. ENT market. Acclarent pioneered the balloon sinuplasty market and has a broad portfolio including the RELIEVA SPINPLUS® Balloon Sinuplasty System. Acclarent also pioneered eustachian tube balloon dilation, and currently markets the AERA® Eustachian Tube Dilation System, which received 510(k) clearance for expanded pediatric indications in 2023. Acclarent sells the TruDi® Navigation System, which includes a portfolio of navigated surgical instrumentation.

See Item 1A. Risk Factors, under the heading Risks Related to our Regulatory Environment and under Item 7. General Management’s Discussion and Analysis of Financial Condition and Results of Operations - FDA Matters of this Annual Report on Form 10-K for further discussion.

MANUFACTURE AND AVAILABILITY OF RAW MATERIALS
We manufacture products at manufacturing facilities located in various countries throughout the world. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries.
In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from one or a limited number of suppliers. We have established long-term supply contracts with many of our suppliers and our practice is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time. Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA’s Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. Some of our manufacturing operations are located outside of the U.S., including in Puerto Rico, Switzerland, Ireland and France. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. In the event we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Certain of our products, including but not limited to our dermal regeneration products, duraplasty products, wound care products, and nerve and tendon repair products, contain natural collagen material derived from bovine tissue. We take great care to provide medical products that are safe and free of agents that can cause disease. In particular, the collagen used in the products that we manufacture is derived from the deep flexor tendon of cattle less than 24-months old or from fetal bovine dermis from New Zealand, a country that has never had a reported case of bovine spongiform encephalopathy (“BSE”) (otherwise known as mad cow disease), and from the U.S. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and fetal bovine dermis are in the lowest-risk category for BSE transmission, and therefore considered to have a negligible risk of containing the agent that causes BSE.
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
Acclarent Aera®, AccuDrain®, AmnioExcel®, Aquasonic®, Auragen®, Aurora® Surgiscope®, Bactiseal®, BioDFence®, BioDOptix®, Brainet®, Budde®, Buzz™, CereLink®, CerebroFlo® EVD Catheter with Endexo® Technology, Codman®, Codman Accu-Flo®, Codman Bicol®, Codman® Certas® Plus, Codman® Hakim®Programmable valve, Codman Holter®, Codman ICP Express®, Codman Microsensor®, Codman VersaTru®, Codman VPV®, Contour-Flex®, Cranioplastic®, CRW®, CRW Precision™, Ctherm™, CUSA®, Cytal®, DirectLink®, DuraGen®, DuraSeal®, DuraSorb®, Gentrix®, HeliCote®, HeliPlug®, HeliTape®, HeliMend®, Helistat®, Helitene®, Hermetic™, Hy-Tape®, Integra®, IntegraLink®, Isocool®, Jarit®, Lead-Lok™, Licox®, LimiTorr™, Luxtec®, Mayfield®, MatriStem UBM™, MediHoney®, MicroFrance®, MicroMatrix®, Miltex®, Mischler™, MoniTorr ICP™, Natus®, NeuraGen®, NeuraWrap™, Nicolet®, Omnigraft®, Omni-Tract®, OSV II®, Padgett®, PriMatrix®, Pureflow™, Q-Snor™, Redmond™, Relieva Spinplus®, Revize™, Ruggles®, Signacreme®, SurgiMend®, TCC-EZ®, TenoGlide®, TissueMend®, TruDi®, Ultra VS™, VersaTru®, Xtrasorb®, zRIP™, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.
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
GOVERNMENT REGULATION AND COMPLIANCE
We are a manufacturer and marketer of medical devices and Human Tissue and Cell Based Products (“HCT/Ps”) and therefore are subject to extensive regulation by the FDA, the Centers for Medicare & Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”), other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices and HCT/Ps, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the products, the maintenance of certain records, the ability to track devices, the reporting of adverse affects and potential product defects, the import and export of products, and other matters. FDA product approvals, as well as equivalent approvals or certifications issued by foreign authorities or bodies, may be withdrawn or suspended, or other enforcement actions may occur, if compliance with regulatory standards is not maintained or if problems occur following initial marketing.
Our business is also affected by patient and data privacy laws and government payer cost containment initiatives, as well as environmental health and safety laws and regulations.
United States Food and Drug Administration
Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to the FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution. The regulatory process for obtaining product approvals and clearances can be onerous and costly.
Under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”), authorization to commercially distribute a new medical device in the U.S. is generally obtained in one of two primary ways, both of which require review by the FDA. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our medical device is substantially equivalent to a legally marketed medical device. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. The PMA process is the second, more rigorous process, which requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process. The PMA process involves a complex and lengthy testing process and may require several years to obtain. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities and/or additional patient follow-up for an indefinite period of time.
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
We also are required to register with the FDA as a medical device manufacturer and any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to comprehensive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions, and our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. The De Novo medical device clearance pathway is a regulatory process established by the FDA for novel medical devices that do not have a legally marketed predicate device and so do not qualify for the 510(k) clearance pathway, but are considered low to moderate risk. The De Novo clearance pathway allows such devices to be classified as either Class I or Class II providing a marketing pathway when general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness. If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter, institute proceedings to detain or seize products, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice. The majority of Integra manufacturing facilities participate in the Medical Device Single Audit Program and are audited annually for compliance with the Quality System for US FDA, Canada, Australia, Brazil, and Japan.
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
International
Medical device regulations also are in effect in many of the countries in which we do business outside the U.S. These regulations may vary substantially from country to country. To market our products in most countries, we must obtain regulatory approvals or certifications and comply with extensive safety and quality regulations in those countries. The time required to obtain approval or certification to market our products in a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.
In the European Economic Area (“EEA”), which is comprised of the 27 member states of the European Union (the “EU”) plus Norway, Iceland and Liechtenstein, medical devices need to comply with specific requirements. Medical device manufacturers are required to affix the CE mark (i.e., a mandatory conformity marking for certain products sold within the EEA) to their medical devices, often after the intervention of a Notified Body and the issuing of a CE Certificate of Conformity.
Regulation 2017/745 on medical devices (the “EU MDR”) sets out the basic regulatory framework currently applicable to medical devices in the EEA. The EU MDR became applicable on May 26, 2021, repealing the prior Council Directive 93/42/EEC (the “EU MDD”), which had been regulating medical devices in the EEA for more than 20 years. This represented a major change in the regulatory landscape of medical devices in the EEA. The EU MDR sets out certain transitional provisions that allow for medical devices covered by the repealed EU MDD (called “legacy devices”) to still be marketed in the EEA for a certain period of time. Currently, manufacturers can place on the EEA market legacy devices until maximum December 31, 2027 or December 31, 2028, depending on the type of device and subject to meeting certain conditions.
The requirements set forth in the EU MDR are generally consistent with those laid out in the EU MDD, but in many topics there are additional or stricter requirements. Although we continue to transition our certification profile to meet the new EU MDR requirements, these stricter regulations set forth in the EU MDR may pose additional challenges for Integra to continue marketing products in the EU. See “Item 1A. Risk Factors - We are subject to stringent domestic and foreign medical device regulations and oversight and any adverse action may adversely affect our ability to compete in the marketplace and our financial condition and business operations” of this Annual Report on Form 10-K.
In the EEA, medical devices are currently required to comply with the General Safety and Performance Requirements (or “GSPR”) in Annex I of the EU MDR (for legacy devices, this corresponds to the Essential Requirements of Annex I of the EU MDD). Compliance with GSPR is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the GSPR and obtain the right to affix the CE mark, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. In the EEA medical devices are classified into four different risk classes: Class I (which is further divided into (i) devices that are placed on the market in sterile condition, (ii) have a measuring function, (iii) are reusable surgical instruments, and (iv) all others), IIa, IIb and III. Apart from low risk medical devices (Class I if they have no measuring function, are not sterile, and are not reusable surgical instruments), where the manufacturer can issue an EU Declaration of Conformity based on a self-assessment of the conformity of the devices with the GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by the competent authority of an EEA country to conduct conformity assessments. The Notified Body typically audits and examines the products’ technical documentation and the quality management system for the manufacture, design and final inspection of the medical devices before issuing a CE Certificate of Conformity. After receiving the CE Certificate of Conformity from the Notified Body upon successful completion of the conformity assessment, the manufacturer can draw up an EU Declaration of Conformity which allows it to affix the CE mark to the products.

Besides its involvement in the initial conformity assessment procedure, the Notified Body is required to carry out an annual audit (surveillance audit) and is also required to randomly perform unannounced audits at least once every five years. The quality management system and technical documentation of manufacturers will be required to be recertified periodically, as CE Certificates of Conformity issued by a Notified Body remain valid only for the period indicated in them, in no case exceeding five years. The EU MDR also provides various requirements relating to post-market surveillance and vigilance, including the obligation for manufacturers to implement a post-market surveillance system. Once a device is on the EEA market, manufacturers must comply with certain vigilance requirements, such as reporting serious incidents and field safety corrective actions (even those occurring outside the EEA) to the relevant competent authorities.
The EU MDD, EU MDR, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A Notified Body audits our facilities annually to verify our compliance with the ISO 13485 Quality System standard. Other countries are also instituting regulations regarding medical devices or interpreting and enforcing existing regulations more strictly. Compliance with these regulations requires extensive documentation and clinical reports for our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements.
Certain countries, including those in the EEA, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes BSE. These regulations affect our dermal regeneration products, duraplasty products, hernia repair products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to ensure that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prior transmission. Significant new regulations, a ban of our products, or a movement away from bovine-derived products because of an outbreak of BSE could have a material, adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors – Risks Related to our Regulatory Environment” of this Annual Report on Form 10-K.
Regarding HCT/Ps and as happens in the U.S., these products can have various regulatory qualifications (medical devices, medicinal products or blood/tissues/cells products). The donation, collection, procurement, testing, processing, preservation, storage, import, export and distribution in the EEA of human blood, tissues and cells is currently mainly regulated by Directive 2002/98/EC (the “Blood Directive”), Directive 2004/23/EC (the “Tissues and Cells Directive”) and the implementing acts adopted by each EEA country. This legislation also partially applies to manufactured products derived from human blood, tissues and cells. In July 2024, Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application (the “SoHO Regulation”) was published. This new Regulation will apply from August7,2027 and replace the Blood Directive and the Tissues and Cells Directive, changing the regulatory framework for the use of these substances in the EEA.
Regulations Governing Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers and patient need for our products and procedures and, the coverage and reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. The delivery of our devices is subject to regulation by the HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare items and services. Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the U.S., the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Government payors, such as Medicare, are increasingly seeking additional clinical evidence beyond the data required to obtain marketing clearance, before covering our products for their patients. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue.
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

Healthcare Reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, the Affordable Care Act (“ACA”), went into effect in 2010, and, among other things, includes changes to the coverage and payment for products under government health care programs. In the United States, there have been, and we expect there to continue to be, a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031.
Some of the provisions of the ACA and related laws have been, and may continue to be, subject to judicial and Congressional challenges, and to modifications in their interpretation or implementation. We plan to continue to evaluate the effect that the ACA and its possible modification may have on our business.
There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing and review the relationship between pricing and manufacturer programs. Individual states in the U.S. have also become increasingly active in enacting legislation and implementing regulations designed to control product pricing. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products.
There have been, and likely will continue to be, legislative and regulatory proposals at the national level in the U.S. and other jurisdictions globally, as well as at some regional, state and/or local levels within the U.S. or other jurisdictions, directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product.
Other regulations
Healthcare Fraud and Abuse Laws. In the U.S., we are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims, and other health care fraud laws that regulate, among other things, the means by which companies in the health care industry may sell and market their products to hospitals and health care professionals and regulate the arrangements and engagements with customers. We are also subject to other federal and state laws that constrain the way we can market and sell our products, or require reporting of certain transfers of value to health care professionals. Some of the laws and regulations we are subject to include:
•The U.S. federal Anti-Kickback Statute (the “AKS”), which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual for the furnishing or arranging for a good or service, or for the purchasing, leasing, ordering, or arranging for or recommending any good, facility, service or item for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” expressly includes kickbacks and bribes, and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. The AKS is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. There are a number of statutory exceptions and regulatory safe harbors that may protect certain business arrangements from prosecution if strictly complied with, however, those exceptions and safe harbors are drawn narrowly. There are also no available exceptions or safe harbors for many common business activities. Practices that involve remuneration to those who prescribe, purchase, recommend or arrange for the purchase, order or recommendation of medical devices, including discounts, providing items or services for free or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an available exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the AKS. A violation of the AKS can be established without proving that the person or entity had actual knowledge of the statute or specific intent to violate it. A claim that includes items or services resulting from an AKS violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (the “False Claims Act”).
•The False Claims Act, which prohibits, among other things, persons, or entities from knowingly presenting or causing to be presented a false or fraudulent claim for payment of government funds or knowingly presenting or causing to be presented a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products including for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. Actions under the False Claims Act can be brought by qui tam relators, or whistleblowers, on behalf of themselves and the government, and those relators can share in any settlement or resolution. If an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim.
•The Health Insurance and Portability Act of 1996, and its implementing regulations (collectively, “HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•Analogous state and foreign law equivalents of each of the above U.S. federal laws, such as anti-kickback and false claims laws that apply to items or services reimbursed by any third-party payor, including commercial insurers.
•State and foreign laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments (or require reporting transfers of value) that may be made to healthcare providers and other potential referral sources.
•The federal Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable (directly or indirectly) under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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
Import-export. Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, and import-export. Among other things, these laws restrict, and in some cases can prevent, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in our business dealings with entities in and from foreign countries. In addition to our need to comply with such regulations in connection with our direct activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If we, or the third parties through which we do business, are not in compliance with applicable import, export control or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business.
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
For example, in the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers and other persons or entities that create, receive, maintain, or transmit health information. For example, in the U.S., depending on the facts and circumstances, we could be subject to the requirements of HIPAA. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation. In addition, the FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices.
Under section 5 of the Federal Trade Commission (“FTC”), the FTC expects a company’s data privacy and security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Failure to meet these standards may constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records.
At the state level, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. Such rights include rights to access and delete personal information, opt out of certain personal information sharing, and receive detailed information about how personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches—involving certain types of personal information—that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Numerous other states, such as Virginia, Colorado, Utah, and Connecticut, have enacted privacy laws similar to the CCPA, and some states, like Washington and Nevada, have enacted health privacy specific laws that grant heightened rights with respect to health information. Moreover, as a result of the broad scale release and availability of Artificial Intelligence (“AI”) technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and, potentially, intellectual property continue to evolve with increasingly strict enforcement regimes. In Europe, for example, we are subject to the EU General Data Protection Regulation, including as implemented in the UK (collectively, “GDPR”) which imposes restrictions on the collection, use and transfer of personal data and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance, which can go up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules.
In particular, when we rely on third-party service providers processing personal data of subjects in the EU, we must enter into suitable agreements with these providers and receive sufficient assurances that the providers meet the requirements of the GDPR. The obligations under the GDPR may therefore be onerous and adversely affect our business, financial condition, results of operations and prospects. Please refer to “Item 1A. Risk Factors – Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities” of this Annual Report on Form 10-K for additional discussion of the risks accompanying compliance with data privacy and cybersecurity laws and regulations.
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
Workforce Demographics
As of  December 31, 2024, we had approximately 4,396 regular full and part time employees.
Approximately 70% of our employees are located in the United States, 20% in Europe, 9% in Asia Pacific which includes Australia and New Zealand and 1% in Latin America and Canada.
Building a Strong Workforce
A talented and engaged workforce is a business priority and a key to our long-term success. We believe our company is stronger when we leverage broad perspectives to meet the needs of our shareholders, customers, colleagues and the communities we serve. Our commitment to workforce development starts at the top with our Board of Directors and Chief Executive Officer. At all levels of the Company, we focus on attracting, retaining, and developing talent that drives innovation and results. Through various Employee Resource Groups (“ERGs”), leadership councils and external partnerships, we provide opportunities for colleagues to contribute to our culture, develop professionally and provide feedback to our executive team. In fiscal year 2024, we maintained seven (7) Integra-sponsored ERGs, which are employee-led groups, provide career development, leadership opportunities and networking connections across the organization.
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
Employee Health and Safety
We are committed to providing a safe environment for all employees and visitors. We rely on our environmental, health and safety management systems as well as entrusting our managers to oversee and ensure health and safety at their respective sites and foster a workplace culture to achieve that end. We implement our approach globally by our systems and support at regional and country levels from colleagues that implement proper safety protocols, identify and correct hazards, and remain safety conscious at all times. Managers are expected to enforce health and safety regulations, including compliance with applicable federal, state and local laws. Our Environmental Health and Safety (“EH&S”) organizational structure incorporates both workplace EH&S coordinators and compliance teams. We have developed an Incident Procedure Policy and General Safety Rules that guide our colleagues to improve our workplace environment, improve safety, and reduce risk and costs.
Employee Engagement and Wellbeing
We regularly seek employee feedback and sentiment about our workplace through global engagement pulse surveys conducted on at least an annual basis. After each survey is complete, we share detailed results with senior management and all employees within each department. We are incorporating employee survey results into our corporate strategies – across company, division and function levels – and have further used this employee feedback to modify corporate programs and initiatives. We believe this process enables us to monitor employee engagement and create a continuously improving, satisfying work environment for our employees.
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
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth in our financial statements Note 16. Segment and Geographic Information, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
AVAILABLE INFORMATION
We are subject to the informational requirements of the Exchange Act of 1934. In accordance with the Exchange Act, we file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and other information with the Securities and Exchange Commission, (“the SEC”). Our financial information may be viewed, including the information contained in this report, and other reports we file with the SEC, on the Internet, without charge as soon as reasonably practicable after we file them with the SEC, in the “SEC Filings” page of the Investor Relations section of our website at investor.integralife.com. A copy may also be obtained for any of these reports, without charge, from our Investor Relations department, 1100 Campus Road, Princeton, NJ 08540. Alternatively, reports filed may be viewed or obtained through the SEC’s website at www.sec.gov.
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
The United States and foreign countries have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Any negative impact on economic conditions and international markets, including increased geopolitical instability and other macroeconomic factors, including inflation, supply chain disruptions, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including wars, such as the war between Russia and Ukraine and the conflicts in the Middle East involving Israel, and acts of terrorism, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, rising interest rates, bank failures and the accessibility of capital markets. Uncertainty about global economic conditions may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply.
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients' medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their procurement activities. Economic uncertainty, an increase in unemployment rates, as well as increasing health insurance premiums, co-payments and deductibles may adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect the sales of our products.

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
•disruption of our operations and sales resulting from political instability, war, including the war between Russia and Ukraine and the conflicts in the Middle East involving Israel, insurrections, extreme weather conditions, the outbreak of disease, natural disasters, or other events outside our control that damage our manufacturing, distribution, or infrastructure of those facilities, or the suppliers and service providers for those facilities;
•our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;
•changes in the cost or decreases in the supply of raw materials and services, including sterilization, energy, steel and honey;
•the timing of our research and development expenditures;
•reimbursement for our products by private and public health insurers, such as Medicare and Medicaid, and foreign governmental health systems;
•risks related public health concerns or crises, including epidemics and pandemics such as COVID-19, which may negatively impact certain aspects of our business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, and our ability to generate cash flow;
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
There is intense competition among medical device companies. We compete with established medical technology companies in many of our products. Competition also comes from early-stage companies, universities, research institutions and other non-profit entities. In certain cases, our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products, or that use other technologies that cost less than our products. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective at developing commercial products or navigating the regulatory approval process in the markets in which we operate. They may be able to gain market share by offering lower-cost products or products that enjoy better reimbursement from third-party payors and foreign governmental health systems.
Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, enhance existing products, implement marketing plans, secure regulatory approval for products under development and maintain previously-obtained approvals, demonstrate clinical and economic effectiveness, obtain and maintain funding, coverage and reimbursement under third-party payors and foreign governmental health systems, obtain patent protection and produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from third-party payors and foreign governmental health systems could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances, changes in customers' requirements or in payor or regulatory evidence requirements. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary to gain entry or maintain our position or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and are developing products to compete with our dural repair products, regenerative skin, neuro critical care monitors and ultrasonic tissue ablation devices, among others. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. Competitive pressures could adversely affect our profitability. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success in the areas in which we compete.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the U.S. and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:
•third-party payors of hospital and physician services, including private and public health insurers, such as Medicare and Medicaid, and foreign governmental health systems, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement;
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
•there is economic pressure to contain healthcare costs in domestic and international markets, and, regardless of the consolidation discussed above, providers generally are exploring ways to cut costs by eliminating purchases or driving reductions in the prices that they pay for medical devices, implementing national and provincial tender pricing, such as the volume-based procurement policy implemented in China, or increasing clinical or economic evidence thresholds for product formularies;
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
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2022 and December 31, 2024, we have acquired two businesses at a total cost of approximately $329.3 million, which includes our acquisition of Surgical Innovation Associates, Inc. for $51.5 million in December 2022 and our acquisition of Acclarent, Inc. for $277.8 million in April 2024. In addition, on October 2, 2024, we acquired the product rights for Durepair® Regeneration

Matrix for total consideration of $45.0 million. These acquisitions added products to our plastic and reconstructive surgery, ENT, neurosurgery and complex wound management product portfolios and provides additional growth opportunities for our TT segment.
We may be unable to continue to implement our growth strategy and it may ultimately be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses or products complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased operating, amortization and interest expenses, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business”, any of which could have a material, adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them and could require significant expenditures to address those controls or subject us to increased risk. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. Failure to integrate acquired businesses and operations (including acquired employees and systems), retain key customers and suppliers of any acquired business or manage the cost of providing our products or price our products appropriately could preclude realization of the full benefits that we expect from there transactions. Our failure to meet the challenges involved in integrating the business in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or loss of momentum in, our activities and could materially and adversely affect our results of operations. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for the running of our business and the development of our business as well as risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Some acquisitions may include the need for ongoing product development to occur consistent with time sensitive milestones in order for the Company to achieve its commercial projections for the acquisition. Our future profitability will depend in part upon our ability to develop our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. As a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Certain potential acquisitions are subject to antitrust and competition laws that could impact our ability to pursue strategic acquisitions and could result in mandated divestitures. If we are unsuccessful in our acquisition strategy, we may be unable to meet our financial targets and our financial performance could be materially and adversely affected. In addition, dispositions of certain key products, technologies and other rights, including pursuant to conditions imposed on us to obtain regulatory approvals, may affect our business operations.
These risks may be heightened in cases where a substantial portion of an acquired businesses’ operations, employees or customers are located outside the U.S. Any one or all of these factors could complicate the integration of acquired employees and operations, increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. For example, the conflicts in the Middle East involving Israel, including any escalation or expansion thereof, and the measures enacted by the Israeli and other governments in response, may make it more difficult for us to both integrate Acclarent and realize the anticipated benefits of that acquisition.
Even if the operations of an acquired business are integrated successfully, we may not realize the full benefits of such acquisition, including the synergies, cost savings or sales or growth opportunities, that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs could be incurred in the integration of a business. All of these factors could cause a reduction to our earnings per share, decrease or delay the expected accretive effect of a transaction, and negatively impact the price of our common stock.
Our global business exposes us to operational and economic risks.
A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Europe, China and Japan.
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
Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.
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
The ongoing global economic competition and trade tensions between the U.S. and China has resulted in the U.S. government assessing supplemental tariffs on certain goods imported from China and China’s assessment of retaliatory tariffs on certain imports of U.S. goods into China. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. For example, the recently proposed BIOSECURE Act targets U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorize the U.S. government to name additional Chinese biotechnology companies of concern. If the bill becomes law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.
Owing to the complex relationships between the U.S. and such other countries, political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, capital controls, export restrictions and the termination or modification of existing trade agreements. The imposition of such restrictions could increase the cost of the Company’s products and the components and raw materials that go into making them, require the Company to change its operations and the products it offers and negatively impact consumer confidence and spending, all of which, both individually and in the aggregate, could materially and adversely affect our business, results of operations and financial condition.
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
We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. For a description of our use of derivative financial instruments, see Note 6. Derivative Instruments to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
Our future financial results could be adversely affected by impairments or other charges.
We are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flows change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this Annual Report on Form 10-K, and Note 7. Goodwill and Other Intangibles to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).

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
Market acceptance of our products depends on many factors, including our ability to convince prospective customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with our collagen-based wound care products. In addition, unfavorable payment amounts or adverse coverage determinations of private and public health insurers, such as Medicare and Medicaid, and foreign governmental health systems, regarding our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. For example, greater market acceptance of our wound graft products may ultimately depend on our ability to demonstrate that coverage and reimbursement are available and favorable, or because they are an attractive, cost-effective alternative to other treatment options.
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
Additionally, many of our products require sterilization by third-party suppliers. To the extent these suppliers are unable to provide sterilization services, whether due to lack of capacity, regulatory requirements, environmental concerns such as those relating to ethylene oxide or otherwise, we may be unable to transition sterilization to other suppliers in a timely or cost-effective manner, or at all, which could have an adverse impact on our operating results. For example, there is increased focus on the use and emission of ethylene oxide by the EPA and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide for sterilization may be imposed in the future, both domestically and outside the U.S. This increased regulation has required certain of the sterilization suppliers we use to temporarily suspend operations and it is possible that additional sterilization suppliers we use might also have to suspend operations, install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact or further reduce the available capacity to sterilize medical devices and healthcare products. Although Integra has business continuity plans in place to mitigate the impact of any such disruptions, these plans may not be able to fully offset the full impact of such regulations.
Our supply chain and our cost of goods also may be negatively impacted by unanticipated price increases due to factors such as global economic disruptions, electronic component shortages, trade wars, inflation, including wage inflation, recessionary conditions and geopolitical events, including the war in Ukraine, the conflicts in the Middle East involving Israel and fear of future or ongoing pandemics, all of which are beyond our control or the control of our suppliers.
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
In recent years, we consolidated several facilities or transferred manufacturing operations from third parties to our existing internal manufacturing facilities and may further undertake similar consolidations or transfers in the future in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. For example, in the second quarter of 2024, the Company announced its plans to operationalize its Braintree, Massachusetts manufacturing facility (the “Braintree facility”) by the first half of 2026 and to transition the restart of the manufacture of PriMatrix and SurgiMend to the Braintree facility rather than attempt to restart the manufacture of these products at the Company’s Boston, Massachusetts manufacturing facility (the “Boston facility”). As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, the anticipated benefits and savings from these efforts because of unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.
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
Our medical devices and technologies, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies, as discussed in “Part 1, Item 1. Business – Government Regulation” of this Annual Report on Form 10-K. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We are also subject to regulations that may apply to certain of our products that are Drug/Device Combination products or are considered to be subject to pharmaceutical regulations outside the U.S. Before a new medical device, or a new use of an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the FD&C Act, a grant of a request for de novo classification, or a PMA from the FDA, unless an exemption applies. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products could be costly, time consuming and burdensome, may be impacted by failed clinical trials or weakened clinical evidence, involve modifications, repairs or replacements of our products and result in limitations on the indicated use of our products, which may negatively impact our ability to market our products and services, result in delays or prevent full commercial realization of future products or service. Furthermore, failure to obtain timely approvals, certifications or renewals may result in penalties and fines. Additional regulations govern the approval, initiation, conduct, monitoring, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Failure to comply, could subject us to significant enforcement actions and sanctions, including halting the study, rejection of data generated in the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. In addition, without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, changes or shortages in FDA staffing resulting from the change in the federal administration could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all, which could negatively impact our business.

We are subject to extensive complex regulatory requirements by domestic and foreign government agencies and any failure to comply with our ongoing responsibilities under their applicable laws and regulations could result in a material adverse impact on our business. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our business. In addition, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the cleared or approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government. Similar restrictions exist in many other countries where we do business, included EEA.
We also are subject to the EU MDR, which was adopted by the EU as a common legal framework for all EU Member States (and also applies to Norway, Iceland and Liechtenstein). The EU MDR became applicable on May 26, 2021, repealing the EU MDD. The EU MDR sets out certain transitional provisions that allow for medical devices covered by the repealed EU MDD (called “legacy devices”) to still be marketed in the EEA for a certain period of time. Most Class I medical devices had to comply with the EU MDR from May 26, 2021. However, the European Commission has recently extended the transition periods to December 31, 2027, for high-risk legacy devices (all Class III devices, and Class IIb implantable devices except sutures, staples, dental fillings, dental braces, tooth crowns, screws, wedges, plates, wires, pins, clips and connectors) and to December 31, 2028 for medium and low-risk devices (other Class IIb devices, Class IIa devices, and Class I devices placed on the market in sterile condition or having a measuring function).
Under the EU MDR, companies that wish to manufacture and distribute medical devices in EEA must meet certain quality system, performance and safety requirements as well as ongoing product monitoring responsibilities. Companies must also affix a “CE” marking to their products. The right to affix the “CE” marking requires that the manufacturer has previously undergone a conformity assessment procedure for the relevant medical devices, in most cases involving a Notified Body (an organization accredited by the competent authority of an EEA country to conduct conformity assessments). Complying with the requirements of these regulations may require us to incur significant expenditures. Expenditures for EU MDR compliance activities amounted to $44.6 million for the year ended December 31, 2024 and we anticipate incurring additional expenditures in connection with our on-going efforts to obtain certification for our products under the EU MDR. Various penalties exist for non-compliance with the requirements of the EU MDR and the related laws of EEA countries which, if incurred, could have a material adverse impact on our business, results of operations and cash flows.
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
In addition, maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. Our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to the FDA's Quality System Regulation and Good Manufacturing Practices. Please refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – FDA Matters" (Part II, Item 7 of this Annual Report on Form 10-K) for more information relating to the warning letter we received from the FDA related to inspection observations of the quality systems at our Boston facility and our remediation efforts and expectations regarding the operationalization of our Braintree facility and the transition of manufacturing activities from the Boston facility to the Braintree facility and the warning letter we received from the FDA in December 2024 (the “December 2024 Warning Letter”) related to quality system issues identified during FDA inspections at three of the Company’s facilities located in Mansfield, Massachusetts, Plainsboro, New Jersey, and Princeton, New Jersey. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products. Further, there can be no assurance that the Company will build and operationalize the Braintree facility, transition manufacturing activities to the Braintree facility or realize the anticipated benefits of the Company’s consolidation of its efforts at Braintree on the planned timeline, or at all, which could have a material adverse effect on our business and financial results.
Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.
We are subject to laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal AKS, the False Claims Act, HIPAA, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, restitution and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. For a more detailed discussion of these laws, see “Item 1. Business — Government Regulation and Compliance — Other Regulations — Healthcare Fraud and Abuse Laws.”
Our international operations are subject to the provisions of the U.S. FCPA of 1977, which prohibits U.S. companies and their representatives from offering or making improper payments to foreign officials for the purpose of obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. Our international operations are also subject to various other international anti-bribery laws such as the UK Anti-Bribery Act. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.
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
Both before and after a device is placed on the market, numerous regulatory requirements apply, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products are ineffective or may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban medical devices. We may voluntarily recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found, or withdraw a product to improve device performance or for other reasons. For example, in May 2023, after consultation with the FDA, we initiated a voluntary global recall of all products manufactured in our Boston facility distributed between March 1, 2018 and May 22, 2023. Additionally, in response to Form 483s issued to the Company by the FDA at the conclusion of the FDA’s inspection of three of the Company’s facilities located in Mansfield, Massachusetts, Plainsboro, New Jersey, and Princeton, New Jersey during June and August of 2024, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of certain disposable cottonoid patties and strips. In July 2024, we announced plans to implement an enterprise-wide CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. We currently cannot predict with certainty whether we will be able to effectively implement the CMP and realize the benefits contemplated thereby within the anticipated timeframe, or at all. For more information concerning our remediation efforts, including the implementation of the CMP, and our expectations regarding the Company’s plans to build and operationalize the Braintree manufacturing facility and to transition manufacturing activities from the Boston facility to the Braintree facility and respond to the December 2024 Warning Letter, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FDA Matters" in this Annual Report on Form 10-K.
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
We cannot predict what impact ongoing uncertainty regarding federal and state health reform proposals, instability of the insurance markets, changes in the U.S. administration, laws and policies, an expansion in government’s role in and/or additional proposals and/or changes to the U.S. health care system will have on our customer’s purchasing decisions and/or reimbursement which could have a material adverse effect on our business. We expect that additional state and federal and foreign health care reform measures will be adopted in the future, including those initiatives affecting coverage and reimbursement for our products, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could adversely affect the growth of the market for our products or demand for our products, or result in additional pricing pressures. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or policies or the impact on us. We continue to monitor the implementation of such legislation and, to the extent new market or industry trends or new governmental programs evolve, we will consider implementing or implement programs in response.
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
With respect to bovine, among other products, our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2024, 25.67% of our revenues derived from products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. The World Organization for Animal Health recognizes the U.S. as having a negligible risk for BSE, which is the highest status available.
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
There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, collecting, measuring and reporting environmental data is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, if such reporting requirements survive pending judicial review, California’s disclosure requirements and similar regulations established by other international regulatory bodies, such as the Corporate Sustainability Reporting Directive in the European Union. In addition, a number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include environmental provisions applicable to us. If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, we may incur increased compliance costs, investors may reconsider their capital investment in our Company, and customers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.
If we do not retain our key personnel and attract and retain other highly skilled employees, our business could suffer.
If we fail to recruit, develop and retain the necessary personnel, our business and our ability to obtain new customers, develop new products, provide acceptable levels of customer service and achieve our research and development, operational or strategic or business objectives could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, develop and retain and motivate highly skilled sales, marketing, manufacturing, quality, regulatory and scientific personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we recognize that attracting, retaining and developing a diverse workforce is a critical success factor for our business. In that regard, we are continuously facing significant competition in our markets and at all levels in the workforce. We also continue to face the challenges of maintaining employee well-being, recognizing that the continued additional financial, family and health burdens that many employees may be experiencing due to macroeconomic uncertainties, including inflation, and other factors, may adversely impact job performance, employee engagement and employee retention. Additionally, in our industry, there is substantial competition for key personnel in the regions in which we operate and plan to expand our business. Labor shortages and competition for qualified personnel, particularly as employees are increasingly able to work remotely, could cause disruptions in our business operations. Also, facilitating seamless leadership transitions for key positions is a critical factor in sustaining the success of our organization. If we fail to effectively manage any organizational and/or strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
RISKS RELATED TO TAX AND DEBT
We may have additional tax liabilities.
We are subject to income taxes in the U.S. and many foreign jurisdictions and are commonly audited by various tax authorities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken, and the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. The results of an audit or litigation could have a material, adverse effect on our financial statements in the period or periods for which that determination is made and could result in the imposition of fines and penalties.
Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company's operating results.
We are subject to income taxes, as well as taxes that are not income-based, in both the U.S. and many foreign jurisdictions. Taxes could significantly increase due to changes in tax laws or changes in our interpretation of those laws. For example, several countries, including the United States and other members of the Organization for Economic Cooperation and Development (“OECD”) have reached agreement on a global minimum tax initiative (“Pillar Two”). Other OECD countries are also actively considering changes to existing tax laws or have proposed new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Beginning in 2024, Pillar Two is in effect in some of the jurisdictions in which we operate. The Pillar Two impact on 2024 was immaterial. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate because of these developments and evolving tax legislation in 2025 and beyond. Taxes could also significantly increase due to changes in accounting guidance. Our future effective tax rate could be unfavorably affected by numerous factors including a change in, or the interpretation of, tax rules and regulations in the jurisdictions in which we operate (including changes in legislation currently being considered), the expiration of or disputes about certain tax agreements in a particular jurisdiction, a change in our geographic earnings mix, and/or to the jurisdictions in which we operate, or a change in the measurement of our deferred taxes.
Our leverage and debt service obligations could adversely affect our business.
Our leverage and debt service obligations could adversely affect our business. As of December 31, 2024, our total consolidated external debt was approximately $1.8 billion (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5. Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a discussion of our consolidated external debt). We may also incur additional indebtedness in the future. Our substantial indebtedness could have material, adverse consequences, including:
•making it more difficult for us to satisfy our financial obligations;
•increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and
•result in greater interest rate risk and volatility.
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business, acquisitions, and ongoing capital expenditures, which could impede our growth. In addition, the Convertible Senior Notes due 2025 (the “2025 Notes”) will mature in August 2025, unless earlier converted, redeemed, or repurchased. Our ability to comply with, renegotiate or extend the Company’s debt obligations will depend on various factors, including the accessibility of the capital markets and our operating and financial performance, which, in turn, is subject to prevailing economic conditions and financial, business and other factors beyond our control. Any disruptions in our operations, the financial markets, or the overall economy, may adversely affect the availability and cost of credit to us and/or our ability to comply with our existing obligations.
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
RISKS RELATED TO CYBERSECURITY AND DATA PRIVACY
Cybersecurity incidents or other disruptions to our information technology systems could adversely affect our business.
We are increasingly dependent on sophisticated information technology for our infrastructure and to support business decisions. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing expectations regarding protection of patient, customer, and employee information, and changing customer patterns. An experienced third party maintains the enterprise business system used to support our transaction processing, accounting and financial reporting, and supply chain and manufacturing processes. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any other cybersecurity incident, could have a material, adverse effect on our business.
Third parties may attempt to compromise our systems and may obtain data relating to patients, proprietary or other sensitive information. We may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. If we, or third parties on whom we rely, fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy incident (including from class action settlements or awards), or suffer other adverse consequences.
We have programs, processes (including ongoing improvements) and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. Because the techniques used to obtain unauthorized access or interrupt services change frequently and can be difficult to detect, anticipating, identifying or preventing these threats or mitigating them if and when they occur, may be challenging. We are also dependent on third party vendors to supply and/or support certain aspects of our information technology systems which may contain defects in design or manufacture or other problems that could result in system disruption or unexpectedly compromise the information security of our own systems. In addition, as we grow in part through new acquisitions we may face risks due to implementation, modification, or remediation of controls, procedures, and policies relating to data privacy and cybersecurity at the acquired business that may or may not have been identified as part of due diligence or encounter issues as part of integration. We continue to consolidate and integrate the number of systems we operate, and to upgrade and expand our information system capabilities for stable and secure business operations. Despite our implementation of controls to protect our systems and information, we remain vulnerable to cybersecurity incidents such as theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees), ransomware, and evolving attacks such as with the assistance of the use of AI tools or involving open source software vulnerabilities, that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cybersecurity incident could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.
Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities.
State, federal and foreign laws, such as HIPAA, Section 5 of the FTC Act, or the California Consumer Privacy Act, as amended by the CCPA, and other similar state laws regulate the confidentiality of personal information, including sensitive information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and cybersecurity incidents. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur additional costs to re-design our products in a timely manner, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA and FDA guidance and requirements, establish standards regarding device security, electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third-party payors. These standards also continue to evolve and are often unclear and difficult to apply. We have incurred and expect that we will continue to incur costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new federal, state and international laws governing data privacy and cybersecurity which are continuously being enacted and proposed. Moreover, as a result of the broad scale release and availability of AI technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future. Outside the U.S., we are also impacted by privacy and data security requirements at the international, national and regional level, and on an industry specific basis. More privacy and cybersecurity laws and regulations are being adopted and enforced, with the potential for financial penalties. The EU GDPR, including as implemented in the UK, applies across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances as well as requirements prior to transferring personal data to other jurisdictions. The GDPR also requires companies processing personal data of individuals in the EU to comply with EU data protection rules. The GDPR, and its United Kingdom equivalent, is also influential for a growing number of jurisdictions who have adopted, or contemplated adoption, of similar data protection laws. Failure to maintain the confidentiality of personal data in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, regulatory fines and penalties, litigation expenses, costs for remediation and harm to our reputation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the SEC that were received not less than 180 days before the end of our 2024 fiscal year.

ITEM 1C. CYBERSECURITY
Information Technology and Cybersecurity
Our business relies on the secure electronic transmission, storage and hosting of information, including personal information, financial information, intellectual property, and other sensitive information related to our business, customers and workforce (“sensitive information”) on both our information systems and those of third-party service providers. Given the importance of cybersecurity to our business, we maintain a comprehensive information technology and cybersecurity program to increase both the effectiveness of our systems and our preparedness for cybersecurity risks, including security monitoring for internal and external threats to bolster the confidentiality, integrity and availability of our information assets. We perform evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests and incident response simulations, and our information technology infrastructure and cybersecurity management system are subject to external program assessments on a regular basis. We refer to the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) to help inform our cybersecurity management system and reduce cybersecurity risks, although we do not fully implement all aspects of NIST CSF.
We engage multiple independent third-party cybersecurity services and consulting firms to review our cybersecurity program and we collaborate with entities such as the Health Information Sharing and Analysis Center, the Cybersecurity & Infrastructure Security Agency, InfraGard, the Department of Homeland Security, the Cyber Fraud Task Forces and the Center for Internet Security to complement our program and bolster our data protection and privacy efforts. To monitor and minimize the risks from cybersecurity threats associated with our use of third-party service providers, we require the completion of standardized information gathering questionnaires from applicable service providers prior to entering any engagement for services focused on information technology or processing sensitive information. Further, we utilize security ratings from industry-recognized sources to provide an external analysis of such third-party service providers. We work closely with these industry-recognized sources to interpret the security ratings results in the context of the specific characteristics of our information technology and cybersecurity systems, which helps inform our assessment of the efficacy and reliability of the third-party vendors we use. We also conduct periodic internal reviews of the performance and reliability of the third-parties we have engaged for cybersecurity services.
Management and Board Oversight
The Board has responsibility for the oversight of risk management at the Company, which includes our process for identifying, assessing and mitigating significant financial, operational, strategic, cybersecurity and other risks that may affect the Company. Our Chief Information Officer, or CIO, leads our cybersecurity program and our Director, Cybersecurity leads our cybersecurity team. Our CIO provides periodic (at least semi-annual) reports relating to cybersecurity matters to the Board, as well as our Chief Executive Officer and other members of our senior management, as appropriate. Our executive leadership team and Board provide principal oversight and guidance of our cybersecurity risk management programs and processes. We have established a cybersecurity executive steering committee to review and discuss cybersecurity issues and review our security metrics. The committee is comprised of a cross-functional group of senior executives, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Director, Cybersecurity, and is responsible for the implementation and oversight of the processes and systems we use to assess and manage risk from cybersecurity threats as well as cybersecurity incidents. Our CIO and committee members have significant work experience related to cybersecurity issues or oversight and members of our cybersecurity team hold vendor-neutral and vendor-specific certifications from organizations such as the Information Systems Audit and Control Association (“ISACA”), the Computing Technology Industry Association (“CTIA“) and the International Information System Security Certification Consortium (“ISC2”). In addition, we require new employees to complete cybersecurity training so they are better able to understand how to identify, protect, and preserve sensitive data and minimize risks related to cybersecurity matters. We supplement this new hire training with annual training and certification programs, which includes social engineering simulations. We continue to expand and improve our global training programs to raise employee awareness of security obligations and members of senior management regularly provide employees with communications regarding the cybersecurity environment to increase employee awareness of cybersecurity trends and emerging risks.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Our monitoring capabilities, including our internal auditing procedures, internal control over financial reporting and corporate compliance programs, are designed in part to inform management about our material risks, including those related to cybersecurity risks. In the event of an incident which jeopardizes the confidentiality, integrity, or availability of our information assets, and our risk management systems, we maintain a regularly tested incident response program. Pursuant to the incident response program and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery or data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. Although the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the team is generally led by the CIO or another member of the cybersecurity executive steering committee and will include other information technology and legal personnel. For incidents that meet certain characteristics under the program, the incident response team will escalate and update both the Company’s Board and members of senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer.
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
To support current needs and future growth, we use a strategic information systems multi-year planning process that involves senior management and is integrated into our overall business planning. Information systems projects, including those for cybersecurity, are prioritized based upon strategic, financial, regulatory, risk and other business advantage criteria.
Cybersecurity Risks
As of December 31, 2024, we have not experienced any material risks from cybersecurity threats, including from previous cybersecurity incidents, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, we previously have and anticipate we will continue to face risks associated with cybersecurity incidents. Although we make efforts to maintain the security and integrity of our networks and systems, and the sensitive information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a security incident or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident, although the amount of coverage may not be sufficient or provide applicable coverage for a given incident. See “Risk Factors–Risks Related to Cybersecurity and Data Privacy—Cyber-attacks or other disruptions to our information technology systems could adversely affect our business” and “—Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities.”
ITEM 2. PROPERTIES
As of December 31, 2024, we lease approximately 166,991 square feet of space in Princeton, NJ, where we house our principal headquarters, sales operations, and support functions. This lease expires in 2035.
We own facilities in Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany and Cincinnati, Ohio and we lease all of our other facilities.
We have key manufacturing and research facilities located in California, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland, Israel, and Switzerland. Our instrument procurement operations are located in Germany.
Our primary distribution centers are located in Kentucky, Nevada, Australia, Belgium, Canada, Italy, Japan, and China. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations.
In addition to the Company's primary operations, we have dedicated repair facilities located in multiple countries around the world.
Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with Quality System regulations. For further information regarding the status of FDA inspections, see the “Item 1. Business –Government Regulation and Compliance” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – FDA Matters” in this Annual Report on Form 10-K.
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
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                 PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The Nasdaq Global Select Market under the symbol “IART.” The number of stockholders of record as of February 24, 2025 was approximately 753, which includes stockholders whose shares were held in nominee name.
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
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2024, 2023 or 2022.
Sale of Registered Securities
There were no sales of registered securities during the years ended December 31, 2024, 2023, or 2022.
Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company during the quarter ended December 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. Subject to applicable law, share repurchases may be made from time to time in open market transactions, privately negotiated transactions including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Issuer purchases of equity securities
Period	Total number of shares purchased by month	Average price paid per share	Total number of shares purchased by month as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the plans or program

10/01/24 - 10/31/24	—	$—	—	50,000,000
11/01/24 - 11/30/24	—	$—	—	50,000,000
12/01/24 - 12/31/24	—	$—	—	50,000,000
	—		—

On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program, replacing the existing $225 million program authorized in April 2022, under which $75 million remained authorized at the time of its replacement. The program authorized in July 2023, which expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. As of December 31, 2024, $50 million remained authorized under the July 2023 share repurchase authorization. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
See Note 8. Treasury Stock to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor's (“S&P”) 500 Stock Index and the S&P Healthcare Equipment Index for the five years ended December 31, 2024. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2019 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested. Measurement points are the last trading day of each respective fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE RETURN
$200
$150
$100
$50
$0
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
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
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. For a full understanding of financial condition and results of operations, it should be read together with the selected audited consolidated financial data and our financial statements with the related notes appearing elsewhere in this report. The discussion focuses on our financial results for the year ended December 31, 2024 and 2023. The comparison of fiscal 2023 to 2022 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 31, 2023—“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed with the SEC on February 28, 2024.
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

GENERAL
Integra LifeSciences Holdings Corporation was founded in 1989 and is a leading global medical technology company innovating treatment pathways to advance patient outcomes and set new standards of surgical, neurologic, ear, nose, and throat (“ENT”) and regenerative care. Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” We have developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include ENT, surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
Integra products are sold in more than 120 countries through a direct sales force as well as distributors and wholesalers. We manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical (“CSS”) and Tissue Technologies (“TT”). The CSS segment, which represents approximately two-thirds of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care and otolaryngology. We are the world leader in neurosurgery and one of the top three providers in the U.S. in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about one-third of our overall revenue and focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair.
We have key manufacturing and research facilities located in California, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland, Israel and Switzerland. We source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors.
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
To this end, the executive leadership team has established the following key priorities aligned to the following five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. For example, in 2021, we filed a pre-market approval (“PMA”) application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction. We anticipate PMA approval following the operationalization of the Braintree facility, which is expected in the first half of 2026. We are also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction (“IBBR”). We completed enrollment for the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction in June 2023; and in 2024 we have continued to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026.
In 2024 we expanded our urinary bladder matrix platform with the U.S. launch of MicroMatrix® Flex, a dual-syringe system enabling the convenient mixing and precise delivery of MicroMatrix® paste to provide convenient access to hard-to-reach spaces and to help prepare an even wound surface in challenging wound areas.
Additionally, in 2024, we successfully re-launched our CereLink intracranial pressure (“ICP”) monitor system. CereLink provides enhanced accuracy, usability and advanced data presentation that provides clinicians with uncompromised, advanced continuous ICP monitoring when treating patients with traumatic brain injuries.
Growing Internationally. Over the years, we have been significantly expanding our global footprint through investments in our commercial and manufacturing organizations, the expansion and development of international markets and new product introductions. As part of our In-China-For-China strategy, we continue to build out our assembly capabilities in our new facility in Suzhou, China. Several new products were introduced in select international markets in 2023 and 2024, including MicroMatrix® and Certas Plus® Programmable Valve, which were launched in Europe, and CUSA Clarity laparoscopic tip, which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen® Secure, received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, and Certas Plus were approved in China.

Broadening Impact on Care Pathways. We seek ways to develop and acquire products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care in the hospital setting and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care. On April 1, 2024, we successfully completed the acquisition of Acclarent, Inc. (“Acclarent”). Acclarent is an innovator and market leader in ENT procedures and the acquisition of Acclarent has positioned Integra as one of the leading providers of ENT products and technologies. Furthermore, we believe that, owing to the ENT business being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT business and across our other CSS technology platforms.
Driving Operations and Customer Excellence. We have been making investments to build more responsive and scalable processes, enhance the reliability of our quality systems and supply chain, and drive productivity initiatives to further supply and lower costs. We continue to invest in technologies, systems and processes to enhance the customer experience. We also continue to invest in our capacity expansion. This includes ongoing projects of transferring our Boston manufacturing to a new location in Braintree, Massachusetts and further investing in capacity and validating manufacturing processes in our manufacturing facility in Plainsboro, New Jersey. We are implementing a Compliance Master Plan (the “CMP”), a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system across the company, and enhance the quality culture at the company.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we focus on employee empowerment, professional development and building an environment where all employees can contribute to their fullest potential. These efforts have been recognized through our inclusion in several best workplace lists globally in 2023 and 2024. Additionally, we continue to advance our broader organizational sustainability initiatives and published our third annual environmental, social and governance (“ESG”) report. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Annual Report on Form 10-K.
New Product Introductions and Research and Development Updates
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
Neurosurgical Solutions, Surgical Instruments, and ENT Solutions. The CSS neurosurgical business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen®, DuraSeal®, CUSA®, CereLink®, Mayfield®, Bactiseal®, and Certas® Plus, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in registrations, clearances, and approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid (“CSF”) management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery (“MIS”) and the surgical management of intracerebral hemorrhage (“ICH”). Our lighting franchise is among the most dynamic in the industry.
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
In the first quarter of 2024, we relaunched our CereLink ICP monitoring system, after initiating an immediate voluntary global product removal of all CereLink® intracranial pressure monitors in 2022. Cerelink provides enhanced accuracy, usability and advanced data presentation to clinicians treating patients with traumatic brain injuries.
In the second quarter of 2024, we acquired Acclarent, expanding our capabilities in the U.S. ENT market. Acclarent pioneered the balloon sinuplasty market and has a broad portfolio including the RELIEVA SPINPLUS® Balloon Sinuplasty System. Acclarent also pioneered eustachian tube balloon dilation, and currently markets the AERA® Eustachian Tube Dilation System, which received 510(k) clearance for expanded pediatric indications in 2023. Acclarent sells the TruDi® Navigation System, which includes a portfolio of navigated surgical instrumentation.
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
In the third quarter of 2021, we filed a PMA application for a specific indication for Surgimend® in the use of post-mastectomy breast reconstruction and in July 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We anticipate PMA approval following the operationalization of the Braintree facility, which is expected in the first half of 2026.
In 2022, we acquired SIA, which has also submitted a PMA application for DuraSorb with IBBR, and in June 2023 we completed enrollment in the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction; and in 2024 we have continued to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026. By offering two distinct product solutions, we believe we have the opportunity to build a leading position in the IBBR market.
Following the completion of design control activities in 2022, we launched both Cytal and MicroMatrix in Europe in 2023. In March 2024, MicroMatrix® Flex, used in the management of wounds with hard-to-reach geometries, such as deep wounds that present with tunneling or undermining, became commercially available in the U.S.
European Union Medical Device Regulation Updates
As part of our ongoing efforts to remain compliant, the Company continues to work towards European Union Medical Device Regulation (“EU MDR”) certifications. Over the past two years, the Company received EU MDR certification in the CSS segment for Hakim Programmable Valves, Certas Plus without Bactiseal catheters, DuraSeal Dural, and DuraGen Suturable in the CSS segment, as well as IDRT, BioPatch, MicroMatrix, and Cytal in the TT segment.
FDA Matters
On December 19, 2024, a subsidiary of Integra LifeSciences Holdings Corporation received a warning letter from the FDA (the “2024 Warning Letter”). The 2024 warning letter relates to quality system issues identified during FDA inspections at three of the Company’s facilities located in Mansfield, Massachusetts, Plainsboro, New Jersey, and Princeton, New Jersey. The warning letter did not identify any new observations that had not already been provided in the Form 483s previously issued to the Company by the FDA at the conclusion of its three inspections in June and August of 2024 (the “2024 Form 483s”). In the 2024 Form 483s, the FDA deemed certain of the Company's devices, including cranial perforators, disposable cottonoid patties and strips, and collagen-based products, to be out of compliance with respect to the quality system regulation. At that time, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of the disposable patties and strips. The warning letter does not restrict the Company’s ability to manufacture or ship products, require recall of any products, nor restrict the Company’s ability to seek FDA 510(k) clearance of products. The warning letter states that premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been corrected. The Company has already submitted several responses to the 2024 Form 483s issued to each of the three manufacturing facilities to the FDA and has submitted a written response to the warning letter in the first quarter of 2025.

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
As required by the 2023 Warning Letter, we retained an outside expert consultant to perform an audit of the Boston facility in March 2024. Since receiving the third-party audit findings for the Boston facility in March, the Company has reassessed its plans and timeline to resume the manufacture of PriMatrix® and SurgiMend®. In parallel, the Company has been furthering its plans to complete the construction and operationalization of its new tissue manufacturing facility in Braintree, Massachusetts. The Company announced in the second quarter of 2024 that it no longer plans to restart the manufacture of PriMatrix® and SurgiMend® at its Boston facility and will, instead, restart manufacturing of these products at the Braintree facility. The Company expects to operationalize the Braintree facility in the first half of 2026. As a result of these decisions, in the second quarter of 2024, the Company recorded a $4.6 million impairment charge, comprised of a $1.7 million impairment of an operating lease right-of-use asset and a $2.9 million write-off of fixed assets, which was recorded as a component of cost of goods sold in the consolidated statements of operations. For further detail on the impairment, see Note 11. Lease and Related Party Leases.
The Company elected to perform impairment testing on certain definite-lived intangibles and goodwill in the first quarter of 2024, which resulted in an intangible impairment of $7.1 million. For further detail on the impairment testing, see Note 7. Goodwill and Other Intangibles.
Revenues of products manufactured in the Boston facility for the year ended December 31, 2022 were approximately 5.3% of consolidated revenues. No revenues were recorded in 2024 for products manufactured at the Boston facility.
ACQUISITIONS & DIVESTITURES
Acquisitions
Our growth strategy includes the acquisition of businesses, assets, or product lines to increase the breadth of our offerings and the reach of our product portfolios and drive relevant scale to our customers. As a result, our financial results for the year ended December 31, 2024 may not be directly comparable to those of the corresponding prior-year periods. See Note 4. Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a further discussion.

Durepair®
On October 2, 2024, the Company completed the acquisition of the product rights for Durepair® Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures manufactured in our Boston facility and sold under a private label arrangement, from Medtronic plc for total cash consideration of $45.0 million. The Company made a cash payment of $10.0 million upon the closing of the acquisition and will make additional cash payments of $15.0 million upon the first anniversary of the acquisition and $20.0 million upon the second anniversary of the acquisition. The Company accounted for the acquisition of the product rights for Durepair, which consist of certain patents and trademarks, regulatory approvals, and other records, as an asset acquisition in accordance with FASB Topic 805, Business Combinations (“ASC 805”) because the acquisition does not include an assembled workforce and substantially all of the fair value of the assets acquired is concentrated in a single identifiable intangible asset. Durepair will be reported within Integra’s Codman Specialty Surgical segment.
Acclarent, Inc.
On April 1, 2024, the Company completed the acquisition of Acclarent, a developer and marketer of medical devices used in ENT procedures, from Ethicon, Inc., a subsidiary of Johnson & Johnson, for approximately $282.0 million in cash, subject to customary adjustments set forth in the purchase agreement related to working capital balances transferred to the Company. The Company finalized the working capital adjustment in the amount of $4.2 million, which resulted in a reduction to goodwill, in September 2024 and the adjustment was settled during the three months ended December 31, 2024. The addition of Acclarent’s ENT product portfolio, including sinus balloon dilation, eustachian tube balloon dilation, and surgical navigation systems technologies, and dedicated salesforce will enhance the Company’s position in the ENT specialty device market. Acclarent sales are reported within Integra’s Codman Specialty Surgical segment.
Surgical Innovation Associates, Inc.
On December 6, 2022, the Company completed its acquisition of Surgical Innovation Associates, Inc. (“SIA”) for an acquisition purchase price of $51.5 million. In addition to the purchase price, the acquisition includes two separate contingent considerations payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the PMA application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). In the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. Prior to our acquisition, SIA was a privately-held company whose core technology, DuraSorb, is a fully resorbable scaffold of a globally accepted polymer, cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales are reported within Integra’s Tissue Technologies segment.
Divestitures
On August 31, 2022, the Company completed the sale of its non-core traditional wound care (“TWC”) business to Gentell, Inc. (“Gentell”) for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones two years after the closing date. The proceeds from the sale of the TWC business of $27.8 million is presented in the consolidated statement of cash flows net of cash transferred of $3.5 million and other transaction fees. The transaction included the sale of the Company's TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings. The transaction is subject to final working capital adjustments, which are pending finalization between the parties.
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
As a result of both audits by regulatory agencies as well as our own reviews of the company’s quality management system, we are implementing a CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system across the company, and enhance the quality culture at the company.

RESULTS OF OPERATIONS
Executive Summary
Net loss for the year ended December 31, 2024 was $(6.9) million, or $(0.09) per diluted share, compared to net income of $67.7 million, or $0.84 per diluted share for the year ended December 31, 2023. The decrease in net income for the year ended December 31, 2024, was driven by impacts from quality and operational issues, along with costs related to the Acclarent acquisition.
Income before income taxes includes the following special charges:

	Years Ended December 31,
Dollars in thousands	2024	2023
Acquisition, divestiture and integration-related charges (1)	$33,626	$25,173
Structural optimization charges	24,194	16,084
Boston recall / Braintree transition(2)	45,034	46,970
EU medical device regulation	44,570	46,559
Total	147,424	134,786
(1) See Note 4. Acquisitions and Divestitures of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details.
(2) This primarily includes idle capacity charges, inventory write offs, site transfer costs, quality remediation costs, right of use and fixed asset impairments.
The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
Dollars in thousands	2024	2023
Cost of goods sold	$72,461	$63,182
Research and development	20,737	18,490
Selling, general and administrative	53,922	53,979
Other (income) expense	304	(865)
Total	147,424	134,786

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

Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
Dollars in thousands	2024	2023
Segment Net Revenues
Codman Specialty Surgical	$1,143,636	$1,058,993
Tissue Technologies	466,891	482,580
Total revenues	1,610,527	1,541,573
Cost of goods sold	728,466	656,838
Gross margin on total revenues	$882,061	$884,735
Gross margin as a percentage of total revenues	54.8%	57.4%
Revenues
For the year ended December 31, 2024, total revenues increased by $69.0 million, or 4.5%, to $1,610.5 million from $1,541.6 million during the prior year. Excluding the impacts of the Acclarent acquisition and foreign currency impact, revenues declined low single digits compared to the same period in the prior year, primarily driven by impacts from quality and operational issues.
In the CSS segment, revenues were $1,143.6 million which was an increase of $84.6 million, or 8.0% as compared to the prior-year period, inclusive of $95.0 million related to the Acclarent acquisition and a $6.1 million unfavorable foreign currency impact on revenue. Excluding these impacts, revenue remained flat compared to the same period in the prior year, primarily driven by lower sales due to temporary shipping holds in CSF Management and Dural Access & Repair, partially offset by growth in instruments and advanced energy.
In the TT segment, revenues were $466.9 million, which was a decrease of $15.7 million, or 3.3% as compared to the prior-year period. The TT segment decreased low single digits as compared to the same period in the prior year, primarily attributable to a decline in Integra Skin due to production challenges, partially offset by growth in MicroMatrix® & Cytal and Durasorb.
Gross Margin
Gross margin was $882.1 million for the year ended December 31, 2024, a decrease of $2.7 million from $884.7 million for the same period last year. Gross margin as a percentage of revenues was 54.8% in 2024 and 57.4% in 2023. Gross margins were impacted by charges associated with the Boston recall comprised of $7.1 million related to intangible impairment, $2.9 million related to fixed asset write offs, and $1.7 million related to operating lease right-of-use asset write offs. Additionally, gross margins were also impacted by Acclarent inventory step up amortization of $8.4 million and expenses associated with quality and operational issues.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Years Ended December 31,
	2024	2023
Research and development	7.2%	6.8%
Selling, general and administrative	44.5%	42.6%
Intangible asset amortization	1.3%	0.8%
Total operating expenses	53.0%	50.2%
Total operating expenses, which consist of research and development, selling, general and administrative, and intangible asset amortization expenses, increased by $80.4 million or 10.4% to $853.7 million in 2024, compared to $773.2 million in the prior year.
Research and Development
Research and development expenses for the year ended December 31, 2024 increased by $11.2 million as compared to the prior year, primarily due to the Acclarent research and development, new product development and clinical studies.

Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2024 increased by $60.3 million as compared to the prior year, primarily driven by the Acclarent acquisition costs and related commercial activities, as well as sustaining our existing cost structure despite temporary shipping holds.
Intangible Asset Amortization
Amortization expense (which does not include amounts reported in cost of product revenues for technology-based intangible assets) in 2024 was $21.3 million compared to $12.4 million in 2023, driven by the impairment of customer relationship intangible related to our Boston facility of $7.1 million, as well as amortization associated with the Acclarent acquisition.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur impairment charges or accelerated amortization. Total annual amortization expense is expected to be approximately $106.0 million in 2025, $105.8 million in 2026, $104.9 million in 2027, $101.3 million in 2028, $96.0 million in 2029 and $528.2 million thereafter. Additionally, we expect the amortization of product technology based intangible assets, presented within cost of goods sold, to be an average of 88% of total future amortization expense.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
Dollars in thousands	2024	2023
Interest income	$20,040	$17,202
Interest expense	(70,632)	(51,377)
Other income, net	3,944	3,718
Total non-operating income and expense	$(46,648)	$(30,457)
Interest Income
Interest income for the year ended December 31, 2024 increased by $2.8 million as compared to the same period last year primarily due to higher interest on time deposits and cross-currency swap agreements designated as net investment hedges.
Interest Expense
Interest expense for the year ended December 31, 2024 increased by $19.3 million as compared to the same period in the prior year mainly due to incremental borrowing for the Acclarent acquisition.
Other Income, Net
Other income, net for the year ended December 31, 2024 increased by $0.2 million.
Income Taxes
Our effective income tax rate was 61.9% and 16.4% of income before income taxes in 2024 and 2023, respectively. See Note 12. Income Taxes, in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate. Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate our worldwide effective income tax rate for 2025 to be approximately 36.7%, estimated based on existing tax laws.
At December 31, 2024, the Company had $15.5 million of valuation allowance against the remaining $240.2 million of gross deferred tax assets recorded at December 31, 2024. Our deferred tax asset valuation allowance increased by $3.0 million in 2024, primarily driven by $1.1 million related to the Swiss federal tax credit. The valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization.
At December 31, 2024, we had net operating loss carryforwards of $51.2 million for federal income tax purposes, $106.7 million for foreign income tax purposes and $46.5 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards decreased in 2024 due to usage during the year. Of the total federal net operating loss carryforwards, $51.2 million expire through 2037. Regarding the foreign net operating loss carryforwards, $87.5 million expire through 2028 and $19.1 million have an indefinite carryforward period. The state net operating loss carryforwards expire through 2042.

As of December 31, 2024, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
Dollars in thousands	2024	2023
United States	$1,192,675	$1,100,730
Europe	158,496	165,221
Asia Pacific	176,614	193,096
Rest of World	82,742	82,526
Total Revenues	$1,610,527	$1,541,573
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
Domestic revenues increased by $91.9 million for the year ended December 31, 2024 compared to the same period last year. European sales decreased by $6.7 million for the year ended December 31, 2024 compared to the same period last year. Sales to customers in Asia Pacific decreased by $16.5 million for the year ended December 31, 2024 compared to the same period last year. The Rest of the World for the year ended December 31, 2024 increased by $0.2 million compared to the same period last year.
The increase in revenues is primarily the result of the Acclarent acquisition, offset by a decline in sales due to shipping holds and production challenges. The international revenues were impacted by a $6.1 million unfavorable foreign exchange impact, with the larger impact in Europe.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
At December 31, 2024 and December 31, 2023, working capital was $159.6 million and $751.1 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The decrease in working capital as compared to the prior year is primarily driven by $573.2 million related to the 2025 Notes, which became current during the year.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $246.4 million and $276.4 million at December 31, 2024 and 2023, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At December 31, 2024, our non-U.S. subsidiaries held approximately $211.4 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short Term Investments
The Company had short term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $27.2 million at December 31, 2024 and $32.7 million at December 31, 2023.

Cash Flows

	Years Ended December 31,
Dollars in thousands	2024	2023
Net cash provided by operating activities	$129,382	$139,955
Net cash used in investing activities	(390,808)	(94,178)
Net cash provided by (used in) financing activities	237,863	(229,925)
Effect of exchange rate fluctuations on cash	(6,464)	3,889
Net increase (decrease) in cash and cash equivalents	$(30,027)	$(180,259)
Cash Flows Provided by Operating Activities
Operating cash flows for the year ended December 31, 2024 decreased by $10.6 million compared to the same period in 2023. Net income after removing the impact of non-cash adjustments decreased for the year ended December 31, 2024, by approximately $61.1 million as compared to 2023, primarily driven by costs related to Acclarent, as well as costs associated with quality and operational issues. The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $31.0 million in 2024 as compared to the decrease in cash flows of $81.6 million for the same period in 2023. The change in 2024 is mainly attributable to increases in inventory and prepaid and other current assets, offset by decreases in accounts receivable.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the year ended December 31, 2024 were $277.8 million related to the Acclarent acquisition, $104.4 million paid for capital expenditures to support the investment in the new Braintree facility, as well as improvement initiatives at a number of our manufacturing facilities, and other technology investments, $49.0 million related to the purchase of short-term investments, $10.0 million related to the purchase of intangible assets for Durepair, and $4.1 million related to settlement of our cross-currency swap designated as net investment hedge.
Sources of cash from investing activities for the year ended December 31, 2024 were $54.5 million for short term investments converted to cash.
Uses of cash from investing activities for the year ended December 31, 2023, were $66.9 million for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities, including our Braintree facility in Massachusetts, and other information technology investments and $32.7 million related to the purchase of short-term investments.
Sources of cash from investing activities for the year ended December 31, 2023 were $5.4 million proceeds on cross-currency swaps designated as net investment hedge.
Cash Flows (Used in) Provided by Financing Activities
Uses of cash from financing activities for the year ended December 31, 2024 related to the repayments of $187.1 million under our Senior Credit Facility and Securitization Facility, $52.5 million related to the repurchase of treasury stock under the share repurchase agreements, $11.9 million related to payment of contingent consideration for the SIA acquisition, and $3.5 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the year ended December 31, 2024 were $486.5 million proceeds from borrowings under our Senior Credit Facility and Securitization Facility and $6.4 million proceeds from the exercise of stock options.
Uses of cash from financing activities for the year ended December 31, 2023 primarily related to the repurchase of treasury stock of under the share repurchase agreements of $275.0 million, repayments of $110.6 million under our Senior Credit Facility (as defined below), $7.9 million related to debt issuance costs, and $5.9 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the year ended December 31, 2023 were $165.1 million borrowings under our Senior Credit Facility and Securitization Facility and $4.3 million proceeds from the exercise of stock options.
Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 5. Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our Amended and Restated Senior Credit Agreement, the 2025 Notes, and Securitization Facility and Note 6. Derivative Instruments to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our hedging activities.

The Senior Credit Facility is subject to various financial and negative covenants and, at December 31, 2024, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 4.04, with the covenant requirement at 5.00 at the end of December 31, 2024. As outlined in the table in Note 5. Debt, the covenant requirement will drop from 5.00 to 4.25 for the fiscal quarter ended December 31, 2025. Based on our current forecast for the next twelve months we expect to remain in compliance with the financial and negative covenants.
The 2025 Notes are scheduled to mature on August 15, 2025. We have sufficient capacity under the revolving credit facility of the Senior Credit Facility to repay the outstanding principal and accrued interest on the 2025 Notes upon maturity.
Share Repurchase Plan
See Note 8. Treasury Stock, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our share repurchase programs.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations, capital expenditures and potential repayment of the 2025 Notes for the next twelve months and foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the year ended December 31, 2024 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on the revolving credit facility and term loan component of the Senior Credit Facility, Securitization Facility and 2025 Notes. See Note 5. Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The Company also leases some of our manufacturing facilities and office buildings which have required future minimum lease payments. See Note 11. Lease and Related Party Leases, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a schedule of our future minimum lease payments. Amounts related to the Company’s other obligations, including employment agreements and purchase obligations were not material.
The Company has contingent consideration obligations related to prior and current year acquisitions and future pension contribution obligations. See Note 10. Retirement Benefit Plans, and Note 15. Commitments and Contingencies to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The associated obligations are not fixed. The Company also has a liability for uncertain tax benefits including interest and penalties. See Note 12. Income Taxes to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The Company cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Employee Termination Benefits
The Company incurred employee termination costs on restructuring activities of $5.2 million in the consolidated statement of operations for the year ended December 31, 2024. Restructuring costs were included in accrued expenses and other current liabilities in the consolidated balance sheet for the year ended December 31, 2024 and 2023. See Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Our discussion and analysis of financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances; net realizable value of inventories; accounting for business combinations; valuation of goodwill and intangible assets including estimated projected cash flows, discount rates, and estimated useful lives used to value and test goodwill and intangible assets for impairment; income taxes and valuation allowances recorded against deferred tax assets; valuation of stock-based compensation; valuation of retirement benefit plan assets and liabilities; valuation of derivative instruments; and valuation of contingent liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances.
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program.
Refer to Note 2. Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for more information.
Business Combinations
The Company accounts for the acquisition of a business in accordance with ASC 805. Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition in accordance with the fair value hierarchy described in FASB Topic 820, Fair Value Measurement (“ASC 820”). Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. Results of operations of acquired businesses are included in the Company’s results of operations as of the respective acquisition dates.
The Company determines the fair value of acquired intangible assets based on detailed valuations that use information and assumptions provided by management. Determining the fair value of these intangible assets acquired as part of a business combination requires the Company to make significant estimates. These estimates include the estimated annual net cash flows including application of forecasted revenue, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the asset’s life cycle, as well as other factors such as the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to acquired intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.
In our acquisition of Acclarent, the key areas of judgment relating to the valuation of the acquired definite-lived developed technology intangible assets were net revenue growth rates; cost of sales; operating expenses including selling and marketing costs, research and development costs, and general and administrative costs; discount rates; obsolescence curve; and intangible assets’ estimated useful lives. These assumptions were developed with the assistance of a third-party valuation expert. In our acquisition of SIA, the key areas of judgment relating to the valuation of the acquired definite-lived developed technology intangible assets were net revenue growth rates; cost of sales; operating expenses including selling and marketing costs, research and development costs, and general and administrative costs; discount rates; and intangible assets’ useful lives. The key areas of judgment relating to the valuation of the contingent consideration are the inputs to the Monte-Carlo model including revenue-adjusted discount rate; counterpart discount rate; revenue volatility and forecasted revenue; earnings before income taxes; and fixed costs. These assumptions were developed with the assistance of a third-party valuation expert.
In-process research and development (“IPR&D”) acquired in connection with the acquisition of a business in accordance with ASC 805 is initially recognized at fair value and characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The Company uses the income approach to determine the fair value of developed technology and IPR&D acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each product including net revenues, cost of sales, research and development costs, selling and marketing costs, general and administrative costs, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends impacting the asset and each cash flow stream.
Research and development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis or accelerated basis, as appropriate, over its estimated useful life. If the project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense.
Due to the uncertainty associated with IPR&D, there is risk that actual results will differ materially from the original cash flow projections and that the research and development project will result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.
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
Refer to Note 4. Acquisitions and Divestitures and Note 15. Commitments and Contingencies to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for more information.
Goodwill and Identifiable Intangible Assets
In accordance with FASB Topic 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in the third quarter. In addition, the Company may perform interim tests of goodwill for impairment if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.
The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test. For the quantitative test, management uses a combination of both an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilizes the estimated discounted cash flows for the reporting unit, while the market approach utilizes comparable publicly-traded companies’ revenue and EBITDA multiples. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, cost of sales, terminal growth rate, and a discount rate for each reporting unit. Discount rates are determined using a weighted average cost of capital for risk factors specific to each reporting unit and other market and industry data. The assumptions used are inherently subject to uncertainty and slight changes in these assumptions could have a significant impact on the concluded value. The estimates and assumptions applied represent a Level 3 measurement in the fair value hierarchy. Level 3 inputs are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
Key assumptions used to estimate the fair value of each reporting unit include the following:
•The reporting unit’s financial projections, including revenue growth rates and cost of sales, which are based on management’s assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company’s strategic objectives and future growth plans.

•The projected terminal value for the reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal value reflects the Company’s assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.
•The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company’s specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is the Company’s estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
The Company had goodwill of $1.1 billion on its consolidated balance sheet as of December 31, 2024.
During the third quarter of 2024, the Company elected to bypass the qualitative evaluations of its Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units and perform quantitative tests. The quantitative test for the Tissue Technologies reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 12.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was not less than its carrying amount, with 21.2% headroom. The quantitative test for the Neurosurgery reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 12.0% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Neurosurgery reporting unit was not less than its carrying amount, with 11.7% headroom. The quantitative test for the Instruments and ENT reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 11.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Instruments and ENT reporting unit was not less than its carrying amount, with 22.1% headroom. Based on the results of these quantitative tests, the Company recorded no impairment of goodwill for Tissue Technologies, Neurosurgery, or Instruments and ENT reporting units. The Company also performed a hypothetical sensitivity analysis of the fair value for each reporting unit by increasing the discount rate by 50 basis points, decreasing the terminal growth rate by 50 basis points, and holding all other assumptions constant, which resulted in a decrease to the estimated fair value of the Tissue Technology reporting unit by 4.5%, a decrease to the estimated fair value of the Neurosurgery reporting unit by 3.8%, and a decrease to the estimated fair value of the Instruments and ENT reporting unit by 3.5%. Based on the results of the hypothetical sensitivity analyses, the Company would still not have recorded an impairment of goodwill for Tissue Technologies, Neurosurgery, or Instruments and ENT reporting units.
During the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Company’s manufacturing facility located in Boston, Massachusetts, the Company elected to perform a quantitative analysis of its Tissue Technologies reporting unit. The quantitative test utilized a terminal growth rate of 2.0% and a discount rate of 14.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was not less than its carrying amount, with 19.9% headroom.
In accordance with ASC 350, the Company does not amortize intangible assets with indefinite lives but tests its intangible assets with indefinite lives for impairment annually in the third quarter. In addition, the Company performs interim tests of its intangible assets with indefinite lives for impairment if an event occurs or circumstances change that could potentially reduce the fair value of a indefinite lived intangible asset below its carrying amount. The Company tests its intangible assets with indefinite lives for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of the intangible asset is less than its carrying amount. The Company may elect to bypass this qualitative evaluation and perform a quantitative test. For the quantitative test, management uses an income approach to determine the fair value of the indefinite-lived intangible asset. The income approach utilizes the estimated discounted cash flows for the indefinite-lived intangible asset. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins, and a discount rate for each indefinite-lived intangible asset. Discount rates are determined using a weighted average cost of capital that considers market and industry data as well as the Company’s specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is the Company’s estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The assumptions used are inherently subject to uncertainty and slight changes in these assumptions could have a significant impact on the concluded value. The estimates and assumptions applied represent a Level 3 measurement in the fair value hierarchy described in ASC 820. Level 3 inputs are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
During the third quarter of 2024, the Company elected to bypass the qualitative evaluation for its indefinite-lived intangible asset and performed a quantitative test. In performing this test, the Company utilized a discount rate of 13.0%. The assumptions used in evaluating the Codman trade name for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman trade name intangible asset.

Developed technologies and other definite-lived intangible assets are amortized over their estimated useful lives either using the straight-line method or, if reliably determinable, based on the pattern of which the economic benefit of the asset is expected to be utilized. Definite-lived intangible assets are periodically evaluated for impairment in accordance with FASB Topic 360, Property, Plant and Equipment, (“ASC 360”) whenever events or changes in circumstances indicate that a definite-lived intangible asset’s carrying value may not be recoverable. The evaluation for recoverability involves comparing the carrying amount of the definite-lived intangible asset to the Company’s expectations of the future undiscounted cash flows derived from the definite-lived intangible asset. In the event the carrying value of the definite-lived intangible asset exceeds the undiscounted future cash flows expected to be derived from the definite-lived intangible asset over its remaining estimated useful life, the definite-lived intangible asset is considered not recoverable and the definite-lived intangible asset is tested for impairment. An impairment loss is measured as the excess of the definite-lived intangible asset’s carrying value over its fair value, calculated using market participant assumptions pursuant to ASC 820 using discounted future cash flows based on the present value of estimated future cash flows to be generated by the definite-lived intangible asset using a risk-adjusted discount rate. The impairment loss is recognized in the period that the impairment occurs.
In the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility, the Company elected to perform quantitative impairment testing on certain definite-lived intangible assets including completed technology and customer relationships. The Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. In the second quarter of 2024, the Company approved a plan to transition the commercial distribution of SurgiMend® and PriMatrix® from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts. The Company considered the impact to the update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility on the assumptions used in the quantitative assessment of the definite-lived intangible assets completed in the first quarter of 2024, which did not require further evaluation for impairment. The carrying values of SurgiMend® and PriMatrix® are $32.8 million and $24.4 million, respectively, as of December 31, 2024.
The Company had identifiable intangible assets, net of accumulated amortization, of $1.2 billion on its consolidated balance sheet as of December 31, 2024.
Refer to Note 7. Goodwill and Other Intangibles, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for more information.
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
Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company's global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries. See Note 12. Income Taxes, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K), in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax expense (benefit) and the effect foreign taxes have on our overall effective tax rate.
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
As of December 31, 2024, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. The current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. One time or unusual items that may impact our ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary, and changes in tax laws.
Refer to Note 12. Income Taxes, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for more information.
Recently Issued and Adopted Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K), to the consolidated financial statements for recently adopted accounting pronouncements.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Israeli shekel, Australian dollars and Chinese yuan. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 6. Derivative Instruments, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for additional information.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2024 would impact the Company by approximately $2.5 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments- We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at December 31, 2024 would increase or decrease interest income by approximately $0.3 million on an annual basis.

Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of December 31, 2024. The total notional amounts related to the Company’s interest rate swaps were $1.1 billion with $425.0 million effective as of December 31, 2024. Based on our outstanding borrowings at December 31, 2024, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $8.1 million on an annualized basis.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Acquisition of Acclarent, Inc.
The acquisition of Acclarent was completed on April 1, 2024. In accordance with the SEC Staff’s interpretative guidance for newly acquired businesses, we are permitted to exclude Acclarent from our assessment of internal control over financial reporting for up to one year from the acquisition date. Total assets and total revenues of Acclarent, a wholly-owned subsidiary, excluded from our assessment of internal control over financial reporting represent approximately $82.4 million and $95.0 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As this acquisition occurred in the second quarter of the year ended December 31, 2024, the scope of our assessment of our internal control over financial reporting does not include Acclarent as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 9, 2025, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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
2. Exhibits required to be filed by Item 601 of Regulation S-K.

2.1(a)
Agreement and Plan of Merger by among Integra LifeSciences Holdings Corporation and ACell Inc. dated as of December 15, 2020 (Incorporated by reference to Exhibit 2.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

2.1(b)
Stock Purchase Agreement, dated December 12, 2023, among Ethicon, Inc., Integra LifeSciences Holdings Corporation and Integra LifeSciences Israel Ltd. (Incorporated by reference to Exhibit 2.1(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

3.1(d)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated December 21, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016)

3.1(e)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 9, 2024 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

3.2
Third Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of February 21, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

4.1
Indenture, dated as of February 7, 2020, by and between Integra LifeSciences Holdings Corporation and Citibank, N.A., as trustee (including Form of 0.50% Convertible Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

4.2
First Supplemental Indenture, by and between Integra LifeSciences Holdings Corporation and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020)

4.3*
Integra LifeSciences Deferred Compensation Plan, effective as of May 16, 2019 (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-231709) filed on May 23, 2019)

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
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.3(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.3(m)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Award Agreement – OUS (Incorporated by reference to Exhibit 10.3(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

10.3(n)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

10.3(o)*
Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Non-Qualified Stock Option Award Agreement – CEO (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

10.4*
Form of Indemnification Agreement, by and between Integra LifeSciences Holdings Corporation and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2022)

10.5*	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

10.6*	2018 Performance Incentive Compensation Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.7*	Integra LifeSciences Holdings Corporation Change in Control Severance Program (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2024)

10.8*
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.9*
Employment Agreement, dated November 4, 2024, by and between Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Mojdeh Poul (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2024)

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

10.11(b)*	Letter Agreement, dated February 27, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2024)

10.11(c)+*	Consulting Agreement, dated November 4, 2024, by and between Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Jan De Witte

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
Amendment No. 4 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of April 17, 2023, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.4 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.12(f)
Amendment No. 5 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of December 15, 2023, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, The Bank of Nova Scotia, as Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.12(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.13
Purchase and Sale Agreement, dated as of December 21, 2018, by and among Integra LifeSciences Sales LLC, Integra LifeSciences Corporation and Integra Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.14
Seventh Amended and Restated Credit Agreement, dated as of March 24, 2023, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2023)

10.15
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.16
Ratification Agreement, dated as of March 24, 2023, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2023)

10.17
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.18
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.19
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.20
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.21
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.22
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.23
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.24
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.25
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.26
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.27
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.28
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.29
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. plc. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.30
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.31
Issuer Forward Repurchase Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and JPMorgan Chase Bank, National Association, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

19.1(a)+	Integra LifeSciences Holdings Corporation Trading in Securities by Company Personnel Policy (as amended February 20, 2025)

19.1(b)+	Integra LifeSciences Holdings Corporation Trading Window Group Policy (as amended February 20, 2025)

21.1+	Subsidiaries of the Company

23.1+	Consent of PricewaterhouseCoopers LLP

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Integra LifeSciences Holdings Corporation Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 25, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 000-26224.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

By:	/s/ Mojdeh Poul
Mojdeh Poul
President and Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Mojdeh Poul	President and Chief Executive Officer,	February 25, 2025
Mojdeh Poul	and Director (Principal Executive Officer)

/s/ Lea Knight	Executive Vice President and Chief Financial Officer	February 25, 2025
Lea Knight	(Principal Financial Officer)

/s/ Jeffrey A. Mosebrook	Senior Vice President, Finance	February 25, 2025
Jeffrey A. Mosebrook	(Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Executive Chairman of the Board	February 25, 2025
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 25, 2025
Keith Bradley, Ph.D.

/s/ Shaundra Clay	Director	February 25, 2025
Shaundra Clay

/s/ Jeffrey A. Graves	Director	February 25, 2025
Jeffrey A. Graves

/s/ Barbara B. Hill	Director	February 25, 2025
Barbara B. Hill

/s/ Renee W. Lo	Director	February 25, 2025
Renee W. Lo

/s/ Raymond G. Murphy	Director	February 25, 2025
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 25, 2025
Christian S. Schade

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integra LifeSciences Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Integra LifeSciences Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Acclarent, Inc. (“Acclarent”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Acclarent from our audit of internal control over financial reporting. Acclarent is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately $82.4 million and $95.0 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Acclarent, Inc. – Valuation of Completed Technology
As described in Notes 2 and 4 to the consolidated financial statements, on April 1, 2024, the Company completed the acquisition of Acclarent, Inc (Acclarent) for a net consideration of $277.8 million. Of the acquired intangible assets, $202.0 million of completed technology was recorded. Fair value is estimated by management using the multi-period, excess earnings method of the income approach for completed technology. Management’s cash flow projections for the intangible assets acquired included significant assumptions relating to revenue growth rates, cost of sales, the discount rate, obsolescence rate, and an assessment of the asset’s life cycle, as well as other factors.
The principal considerations for our determination that performing procedures relating to the valuation of completed technology acquired in the acquisition of Acclarent is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the completed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, cost of sales, the discount rate and the obsolescence rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the completed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the completed technology acquired; (iii) evaluating the appropriateness of the multi-period, excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period, excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, cost of sales, the discount rate and the obsolescence rate. Evaluating management’s assumption related to the revenue growth rates involved considering (i) the current and past performance of the Acclarent business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period, excess earnings method and (ii) the reasonableness of the discount rate and obsolescence rate assumptions.
Interim Goodwill Impairment Assessment - Tissue Technologies Reporting Unit
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance was $1,097.0 million as of December 31, 2024, of which $381.2 million relates to the Tissue Technologies reporting unit. Goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in the third quarter. Additionally, management may perform interim tests of goodwill for impairment if an event occurs or circumstances change that could potentially reduce the fair value below its carrying value. During the first quarter of 2024, management performed a quantitative impairment assessment of its Tissue Technologies reporting unit. The quantitative test used by management to estimate the fair value of the Tissue Technologies reporting unit uses a combination of both an income approach and a market approach. The income approach utilizes the estimated discounted cash flows for the reporting unit while the market approach utilizes comparable publicly-traded companies’ revenue and EBITDA multiples. Significant assumptions made by management include revenue growth rates, cost of sales, terminal growth rates and the discount rate.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment for the Tissue Technologies reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Tissue Technologies reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, terminal growth rate, discount rate, and comparable publicly-traded companies’ revenue and EBITDA multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over valuation of the Tissue Technologies reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used by management in the income and market approaches; (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, terminal growth rate, and discount rate in the income approach and the comparable publicly-traded companies’ revenue and EBITDA multiples in the market approach. Evaluating management’s assumptions related to the revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate and comparable publicly-traded companies’ revenue and EBITDA multiples assumptions.
Annual Goodwill Impairment Assessment - Tissue Technologies, Neurosurgery, and Instruments and ENT Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance was $1,097.0 million as of December 31, 2024. Goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in the third quarter. Management performed the annual impairment assessment using quantitative tests of its Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units, using a combination of both an income approach and a market approach to determine the fair value of the reporting units. The income approach utilizes the estimated discounted cash flows for the reporting unit while the market approach utilizes comparable publicly-traded companies’ revenue and EBITDA multiples. Significant assumptions made by management include revenue growth rates, cost of sales, terminal growth rates and the discount rate for each reporting unit. Management determined, after performing the quantitative analysis, that the fair value of the goodwill of the reporting units was not less than the carrying amount.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, terminal growth rate, discount rate, and comparable publicly-traded companies’ revenue and EBITDA multiples for the Tissue Technologies reporting unit and revenue growth rate, cost of sales terminal growth rate, discount rate, and comparable publicly-traded companies’ revenue and EBITDA multiples for the Neurosurgery and Instruments and ENT reporting units; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used by management in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, cost of sales, terminal growth rate, discount rate in the income approach and the comparable publicly-traded companies’ revenue and EBITDA multiples in the market approach. Evaluating management’s assumptions related to the revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate, the terminal growth rate and comparable publicly-traded companies’ revenue and EBITDA multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2025
We have served as the Company’s auditor since 1989.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Total revenue, net	$1,610,527	$1,541,573	$1,557,666

Costs and expenses:
Cost of goods sold	728,466	656,838	587,355
Research and development	115,377	104,192	101,193
Selling, general and administrative	716,983	656,641	616,316
Intangible asset amortization	21,290	12,376	13,882
Total costs and expenses	1,582,116	1,430,047	1,318,746
Operating income	28,411	111,526	238,920
Interest income	20,040	17,202	11,917
Interest expense	(70,632)	(51,377)	(49,594)
Gain from sale of businesses	—	—	644
Other income, net	3,944	3,718	12,007
(Loss) income before income taxes	(18,237)	81,069	213,894
(Benefit) Provision for income taxes	(11,293)	13,328	33,344
Net (loss) income	$(6,944)	$67,741	$180,550

Net (loss) income per share
Basic	$(0.09)	$0.85	$2.18
Diluted	$(0.09)	$0.84	$2.16

Weighted average common shares outstanding (See Note 13):
Basic	77,010	80,089	82,997
Diluted	77,010	80,337	83,516
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(6,944)	$67,741	$180,550

Other comprehensive (loss) income, before tax:
Change in foreign currency translation adjustments	(15,860)	(20,821)	(17,807)

Unrealized gain (loss) on derivatives
Unrealized derivative gain (loss) arising during period	62,638	(22,071)	104,351
Less: Reclassification adjustments for gain (loss) included in net income	53,882	(13,423)	18,859
Unrealized gain (loss) on derivatives	8,756	(8,648)	85,492

Defined benefit pension plan - net gain (loss) arising during period	1,557	(6,610)	7,429

Total other comprehensive (loss) gain, before tax	(5,547)	(36,079)	75,114
Income tax (expense) benefit related to items in other comprehensive gain (loss)	(6,918)	10,708	(19,694)
Total other comprehensive gain (loss), net of tax	(12,465)	(25,371)	55,420

Comprehensive (loss) income, net of tax	$(19,409)	$42,370	$235,970
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$246,375	$276,402
Short-term investments	27,192	32,694
Trade accounts receivable, net of allowances of $6,917 and $4,879	272,370	259,327
Inventories, net	429,090	389,608
Prepaid Expenses	77,001	67,362
Other Current Assets	29,653	32,643
Total current assets	1,081,681	1,058,036
Property, plant and equipment, net	405,723	340,199
Right of use asset - operating leases	144,042	156,184
Intangible assets, net	1,207,588	1,067,833
Goodwill	1,096,952	1,055,462
Deferred tax assets, net	34,923	46,080
Other assets	66,515	58,194
Total assets	$4,037,424	$3,781,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of borrowings under senior credit facility	$33,906	$14,531
Current portion of lease liability - operating leases	14,540	15,284
Convertible securities	573,170	—
Accounts payable, trade	82,502	92,326
Contract liabilities	10,483	8,540
Accrued compensation	85,617	75,455
Accrued expenses and other current liabilities	121,908	100,844
Total current liabilities	922,126	306,980
Long-term borrowings under senior credit facility	1,087,917	825,563
Long-term borrowings under securitization facility	108,100	89,200
Long-term convertible securities	—	570,255
Lease liability - operating leases	166,930	166,849
Deferred tax liabilities	60,833	35,317
Other liabilities	146,238	199,940
Total liabilities	2,492,144	2,194,104
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 91,610 and 90,920 issued at December 31, 2024 and 2023, respectively	916	909
Additional paid-in capital	1,323,431	1,302,484
Treasury stock, at cost; 14,445 and 12,751 shares at December 31, 2024 and 2023, respectively	(691,411)	(647,262)
Accumulated other comprehensive (loss)	(27,571)	(15,106)
Retained earnings	939,915	946,859
Total stockholders’ equity	1,545,280	1,587,884
Total liabilities and stockholders’ equity	$4,037,424	$3,781,988
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(6,944)	$67,741	$180,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,893	123,512	118,299
Non-cash impairment charges	12,209	—	—
Deferred income tax benefit	(20,731)	(11,885)	(4,585)
Share-based compensation	24,377	20,143	27,725
Amortization of debt issuance costs and expenses associated with debt refinancing	5,593	6,164	6,845
Non-cash lease expense	835	2,189	2,816
Lease incentive	8,452	—	—
Loss (Gain) on disposal of property and equipment and construction in-progress	1,496	777	(6,813)
Gain from the sale of businesses	—	—	(644)
Change in fair value of contingent consideration and others	(5,791)	12,888	(20,304)
Changes in assets and liabilities:
Accounts receivable	7,398	4,593	(33,905)
Inventories	(28,149)	(59,773)	(29,124)
Prepaid expenses and other current assets	(8,187)	2,652	8,612
Other non-current assets	(2,842)	(8,535)	(2,182)
Accounts payable, accrued expenses and other current liabilities	(2,674)	(20,229)	17,343
Contract liabilities	3,540	128	4,274
Other non-current liabilities	(93)	(410)	(4,438)
Net cash provided by operating activities	129,382	139,955	264,469
INVESTING ACTIVITIES:
Purchases of property and equipment	(104,418)	(66,865)	(42,343)
Purchases of intangible assets	(9,953)	—	—
Proceeds from sale of business	—	—	23,960
Acquired in-process research and development and intangibles	—	—	(4,742)
Purchases of short term investments	(48,997)	(32,694)	—
Cash paid for business acquisitions, net of cash acquired	(277,811)	—	(51,509)
Proceeds from sales of property and equipment	—	—	11,145
Proceeds from maturities of short-term investments	54,500	—	—
Net proceeds on swaps designated as net investment hedges	(4,129)	5,381	4,909
Net cash used in investing activities	(390,808)	(94,178)	(58,580)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	486,500	165,100	40,750
Payments on debt	(187,131)	(110,600)	(148,550)
Payment of debt issuance costs	—	(7,879)	—
Purchase of treasury stock	(52,471)	(275,000)	(125,000)
Payments for contingent considerations	(11,923)	—	—
Proceeds from exercised stock options	6,398	4,317	5,465
Cash taxes paid in net equity settlement	(3,510)	(5,863)	(24,618)
Net cash provided by (used in) financing activities	237,863	(229,925)	(251,953)
Effect of exchange rate changes on cash and cash equivalents	(6,464)	3,889	(10,723)
Net decrease in cash and cash equivalents	(30,027)	(180,259)	(56,787)
Cash and cash equivalents at beginning of period	276,402	456,661	513,448
Cash and cash equivalents at end of period	$246,375	$276,402	$456,661
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	89,600	$896	(4,899)	$(234,448)	$1,264,943	$(45,155)	$698,568	$1,684,804
Net income	—	—	—	—	—	—	180,550	180,550
Other comprehensive income, net of tax	—	—	—	—	—	55,420	—	55,420
Issuance of common stock through employee stock purchase plan	17		—	—	1,078	—	—	1,078
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes and forfeitures	859	7	14	738	(20,974)	—	—	(20,229)
Share-based compensation	—	2	—	—	27,778	—	—	27,780
Accelerated shares repurchased	—	—	(1,938)	(129,152)	4,152	—	—	(125,000)
Balance, December 31, 2022	90,476	905	(6,823)	(362,862)	1,276,977	10,265	879,118	1,804,403
Net income	—	—	—	—	—	—	67,741	67,741
Other comprehensive (loss), net of tax	—	—	—	—	—	(25,371)	—	(25,371)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes and forfeitures	423	1	18	911	(3,566)	—	—	(2,654)
Share-based compensation	—	3	—	—	20,105	—	—	20,108
Accelerated shares repurchased	—	—	(5,946)	(285,311)	7,861	—	—	(277,450)
Balance, December 31, 2023	90,920	909	(12,751)	(647,262)	1,302,484	(15,106)	946,859	1,587,884
Net (loss)	—	—	—	—	—	—	(6,944)	(6,944)
Other comprehensive (loss), net of tax	—	—	—	—	—	(12,465)	—	(12,465)
Issuance of common stock through employee stock purchase plan	23	—	—	—	965	—	—	965
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes and forfeitures	666	2	25	1,269	654	—	—	1,925
Share-based compensation	—	5	—	—	24,431	—	—	24,436
Accelerated shares repurchased	—	—	(1,719)	(45,418)	(5,103)	—	—	(50,521)
Balance, December 31, 2024	91,609	916	(14,445)	(691,411)	1,323,431	(27,571)	939,915	1,545,280
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS
Integra LifeSciences Holdings Corporation (the “Company”) was incorporated in Delaware in 1989. The Company is a worldwide leader in medical technology. The Company was founded with the acquisition of an engineered collagen technology platform used to repair and regenerate tissue. Since then, Integra has developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. The Company has expanded its base regenerative technology business to include surgical instruments, neurosurgical products, Ear, Nose, Throat (“ENT”) products, and advanced wound care through global acquisitions and product development to meet the evolving needs of its customers and enhance patient care. The Company sells its products directly through various salesforces and through a variety of other distribution channels.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. See Note 4. Acquisitions and Divestitures, for details of new subsidiaries included in the consolidation.
USE OF ESTIMATES
The preparation of consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances; net realizable value of inventories; accounting for business combinations; valuation of goodwill and intangible assets including estimated projected cash flows, discount rates, and estimated useful lives used to value and test goodwill and intangible assets for impairment; income taxes and valuation allowances recorded against deferred tax assets; valuation of stock-based compensation; valuation of derivative instruments; valuation of contingent liabilities; and fair value of debt instruments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
CASH AND CASH EQUIVALENTS
The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.
SHORT-TERM INVESTMENTS
The Company had short-term investments, which primarily consisted of time deposits with original maturities between three months and one year. The short-term investments, which are valued based on Level 1 measurements in the fair value hierarchy, totaled approximately $27.2 million at December 31, 2024 compared to $32.7 million at December 31, 2023. Interest and dividends are recorded in income when earned.
TRADE ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions.
Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provision for doubtful accounts, net of recoveries, associated with accounts receivable, included in selling, general and administrative expense, were charges of $3.4 million for the year ended December 31, 2024, $3.0 million for the year ended December 31, 2023, and $0.2 million for the year ended December 31, 2022.
The below table shows the roll forward of the allowance for doubtful accounts for the years ended December 31, 2024, 2023, and 2022:

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition	Deductions	Balance at End of Period
Dollars in thousands
Year Ended:
December 31, 2024	$4,879	3,416	2,162	(3,540)	$6,917
December 31, 2023	$4,304	2,963	—	(2,388)	$4,879
December 31, 2022	$4,735	238	—	(669)	$4,304

Deductions primarily relates to allowance for doubtful accounts written off during the year, net of recoveries and other adjustments.
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. Inventories consisted of the following:

	December 31,
Dollars in thousands	2024	2023
Finished goods	$223,729	$196,402
Work in process	79,423	74,035
Raw materials	125,938	119,171
Total inventories, net	$429,090	$389,608
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2024 or 2023.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software developed or obtained for internal use is accounted for in accordance with FASB Topic 350-40, Intangibles - Goodwill and Other - Internal-Use Software (“ASC 350-40”).

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
Dollars in thousands	2024	2023	Useful Lives
Land	$952	$978
Buildings and building improvements	19,748	14,859	5-40 years
Leasehold improvements	179,904	171,062	1-20 years
Machinery and equipment	214,786	202,023	3-20 years
Information systems and hardware	171,739	160,899	1-7 years
Furniture, fixtures, and office equipment	18,887	20,549	1-15 years
Construction-in-progress	196,630	137,276
Total	802,646	707,646
Less: Accumulated depreciation	(396,923)	(367,447)
Property, plant and equipment, net	$405,723	$340,199
Depreciation expense associated with property, plant and equipment was $42.4 million, $40.9 million, and $40.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company’s outstanding borrowings. For the years ended December 31, 2024 and 2023, respectively, the Company capitalized $4.5 million and $2.4 million of interest expense into property, plant and equipment.
ACQUISITIONS
The Company accounts for the acquisition of a business in accordance with FASB Topic 805, Business Combinations (“ASC 805”). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition in accordance with the fair value hierarchy described in FASB Topic 820, Fair Value Measurement (“ASC 820”). Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates.
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
The Company determines the fair value of acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. Determining the fair value of these intangible assets acquired as part of a business combination requires the Company to make significant estimates. These estimates include the estimated annual net cash flows including application of forecasted revenue growth rates, cost of sales, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the obsolescence curve, and an assessment of the asset’s life cycle, as well as other factors such as the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to acquired intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In-process research and development (“IPR&D”) acquired in connection with the acquisition of a business in accordance with ASC 805 is initially recognized at fair value and characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The Company uses the income approach to determine the fair value of developed technology and IPR&D acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each product including net revenues, cost of sales, research and development costs, selling and marketing costs, general and administrative costs, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends impacting the asset and each cash flow stream.
Research and development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis or accelerated basis, as appropriate, over its estimated useful life. If the project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense.
Due to the uncertainty associated with research and development projects, there are risks that actual results will differ materially from the original cash flow projections or that the research and development project will not result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.
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
Refer to Note 4. Acquisitions and Divestitures for more information.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. In accordance with FASB Topic 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in the third quarter. Additionally, the Company may perform interim tests of goodwill for impairment if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Refer to Note 7. Goodwill and Other Intangibles for more information.
The Company has two reportable segments with three underlying reporting units. Refer to Note 16. Segment and Geographic Information for more information on reportable segments.
Other intangible assets include patents, trademarks, purchased technology, and supplier and customer relationships. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. Developed technologies and other definite-lived intangible assets are amortized over their estimated useful lives either using the straight-line method or, if reliably determinable, based on the pattern of which the economic benefit of the asset is expected to be utilized. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets, if applicable, and amortizes those costs over their expected useful lives.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with ASC 350, the Company tests its indefinite-lived intangible assets for impairment annually in the third quarter. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of an indefinite lived intangible asset below its carrying amount. The Company tests indefinite-lived intangible assets for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of the intangible asset is less than its carrying amount. The Company may elect to bypass this qualitative evaluation and perform a quantitative test. The quantitative test uses an income approach to determine the fair value of the indefinite-lived intangible asset. The income approach utilizes the estimated discounted cash flows for the indefinite-lived intangible asset. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, cost of sales, terminal growth rate, and a discount rate for each indefinite-lived intangible asset. Discount rates are determined using a weighted average cost of capital that considers market and industry data as well as the Company’s specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is the Company’s estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The assumptions used are inherently subject to uncertainty and slight changes in these assumptions could have a significant impact on the concluded value. The estimates and assumptions applied represent a Level 3 measurement in the fair value hierarchy described in ASC 820. Level 3 inputs are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
Developed technologies and other definite-lived intangible assets are amortized over their estimated useful lives either using the straight-line method or, if reliably determinable, based on the pattern of which the economic benefit of the asset is expected to be utilized. Definite-lived intangible assets tested periodically for impairment in accordance with FASB Topic 360, Property, Plant and Equipment (“ASC 360”) when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The evaluation for recoverability involves comparing the carrying amount of the definite-lived intangible asset to the Company’s expectations of the future undiscounted cash flows derived from the definite-lived intangible asset. In the event the carrying value of the definite-lived intangible asset exceeds the undiscounted future cash flows expected to be derived from the definite-lived intangible asset over its remaining estimated useful life, the definite-lived intangible asset is considered not recoverable and the definite-lived intangible asset is tested for impairment. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using discounted future cash flows. The computed impairment loss is recognized in the period that the impairment occurs.
Refer to Note 7. Goodwill and Other Intangibles for more information.
LONG-LIVED ASSETS
Long-lived assets held and used by the Company, including property, plant and equipment, intangible assets, and lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the difference between the carrying value and the fair value of the applicable assets.
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.3 million to the Integra Foundation in 2024, which was recorded in selling, general, and administrative expenses. The Company made no contributions to the Integra Foundation in 2023 and 2022.

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
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the fair value hierarchy described in ASC 820, by considering the estimated amount the Company would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company utilizes a discounted cash flow model to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified all of its derivative assets and liabilities within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of its derivative instruments. The Company classifies derivatives designated as hedges in the same category as the item being hedged for cash flow presentation purposes.
The Company entered into foreign currency forward and foreign currency swap contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into other income, net, on the consolidated financial statements.
Refer to Note 6. Derivative Instruments for more information.
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction net losses of $2.3 million, net losses of $4.4 million, and net gains of $3.3 million are reported in other income, net in the statements of operations, for the year ended December 31, 2024, 2023, and 2022, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company continues to indefinitely reinvest substantially all of its foreign earnings unless there is a manner under which to remit the earnings without a material tax cost. The current provisional analysis indicates that the Company has sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs, including potential repayment of the 2025 Notes, without requiring the repatriation of foreign cash. One time or unusual items that may impact the ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary and changes in tax laws.
Refer to Note 12. Income Taxes for more information.
REVENUE RECOGNITION
Revenue is recognized upon the transfer of control of promised products or services to the customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services in accordance with FASB Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Total revenue, net, includes product sales, product royalties and other revenues, such as fees received from services.
For products shipped with FOB shipping point terms, the control of the product passes to the customer at the time of shipment. For shipments in which the control of the product is transferred when the customer receives the product, the Company recognizes revenue upon receipt by the customer. Certain products that the Company produces for private label customers have no alternative use and the Company has a right of payment for performance to date. Revenues from those products are recognized over the period that the Company manufactures these products, which is typically one month to three months. The Company uses the input method to measure the manufacturing activities completed to date, which depicts the progress of the Company’s performance obligation of transferring control of goods being manufactured for private label customers.
A portion of the Company’s product revenue is generated from consigned inventory maintained at hospitals and distributors, and also from inventory physically held by field sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.
Revenues from sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. For product sales, invoices are generally issued upon the transfer of control (or upon the completion of the manufacturing in the case of the private label transactions recognized over time) and are typically payable 30 days after the invoice date. The Company performs a review of each specific customer’s creditworthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers’ creditworthiness prospectively.
The Company also maintains a provision for estimated returns and allowances in the same period that the related revenue is recorded. This reserve is based upon an analysis of actual credit memos issued for pricing issues or returned goods over an extended period, as well as assumptions about outstanding accounts receivable and judgment in interpreting the data.
Refer to Note 3. Revenue from Contracts with Customers for more information.
RESEARCH AND DEVELOPMENT
Research and development costs, including salaries, depreciation, consultant and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.
EMPLOYEE TERMINATION BENEFITS
The Company does not have a written severance plan, but has a history of providing benefits for employees in the case of involuntary termination. In situations outside the U.S., there are minimum statutory termination benefits requirements by country that must be paid to the affected employees. The Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In situations where the Company pays out termination benefits in excess of statutory minimum amounts based on management’s discretion, the Company records these termination costs once communication is made to the affected employees.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company incurred employee termination costs on restructuring activities in the consolidated statement of operations for the years ended December 31, 2024 and 2023. The following table summarizes the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
(Dollars in thousands)	2024	2023
Balance, beginning of the year	$2,113	$5,107
Charges:
Cost of Goods Sold	377	—
Research and development	602	—
Selling, general and administrative	3,968	1,048
Payments and other adjustments	(1,909)	(4,042)
Balance, end of the year	$5,151	$2,113
STOCK-BASED COMPENSATION
Relevant authoritative guidance requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Stock-based compensation expense for stock option awards are based on the grant date fair value using the binomial distribution model. The Company recognizes compensation expense for stock option awards, restricted stock awards, performance stock awards and contract stock awards over the requisite service period of the award. All excess tax benefits and tax deficiencies from stock-based compensation are included in the provision for income taxes in the consolidated statement of operations.
Refer to Note 9. Stock Based Compensation for more information.
RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans
The Company maintains defined benefit pension plans that cover certain employees in France, Japan, Germany, India, and Switzerland. Various factors are considered in determining the pension liability, including the number of employees expected to be paid their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligations, the timing of benefit payments and other actuarial assumptions.
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
Refer to Note 10. Retirement Benefit Plans for more information.
CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade marketable debt securities, and trade receivables.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. A portion of the Company’s trade receivables to customers outside the United States includes sales to foreign distributors, who then sell to government owned or supported healthcare systems.
None of the Company’s customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2024, 2023, and 2022    .
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and, in January 2021, subsequently amended the initial guidance in ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which delayed the effective date from December 31, 2022 to December 31, 2024. The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to LIBOR. On March 24, 2023, the Company entered into the seventh amendment and restatement (the “March 2023 Amendment”) of its Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. In connection with the March 2023 Amendment, the Company replaced all LIBOR-based contracts with SOFR, which is calculated based on overnight transactions under repurchase agreements backed by Treasury securities. In addition, on April 17, 2023 the Company entered into an amendment (the “April 2023 Amendment”) of the Securitization Facility (as defined below) and amended the interest rate from LIBOR to a SOFR-indexed rate. (See Note 5. Debt). In March 2023, the Company entered into a basis swap where the Company receives Term SOFR and pays daily compounded SOFR to convert the portfolio of swaps from daily compounded SOFR to term SOFR. The Company has elected to adopt the optional expedient under Topic 848, which will allow the interest rate swap hedging relationship to continue, without de-designation, due to the change in the indexed rate from LIBOR to SOFR. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company does not plan to early adopt and is currently evaluating ASU 2023-09 to determine its impact on the Company’s future disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 as of December 31, 2024 on a retrospective basis to all prior periods presented. The adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the years ended December 31, 2024, 2023, and 2022 was $64.4 million (net of $4.5 million that was capitalized into construction in progress), $44.3 million (net of $2.4 million that was capitalized into construction in progress), and $42.2 million (net of $1.4 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2024, 2023, and 2022 were $22.7 million, $23.6 million, and $35.9 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in liabilities at December 31, 2024, 2023, and 2022 were $12.3 million, $10.0 million, and $10.5 million, respectively.
Definite-lived intangible asset purchases included in liabilities at December 31, 2024 were $32.7 million.
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
Contract Assets and Liabilities
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarized the changes in the contract asset and liability balances for the year ended December 31, 2024:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2024	$9,233
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(9,233)
Contract asset, net of transferred to trade receivables on contracts during the period	6,146
Contract asset, December 31, 2024	$6,146

Contract Liability
Contract liability, January 1, 2024	$16,252
Recognition of revenue included in beginning of year contract liability	(10,307)
Contract liability, acquired with Acclarent	3,984
Contract liability, net of revenue recognized on contracts during the period	9,874
Foreign currency translation	(134)
Contract liability, December 31, 2024	$19,669
At December 31, 2024, the short-term portion of the contract liability of $10.5 million and the long-term portion of $9.2 million is included in current liabilities and other liabilities, respectively, in the consolidated balance sheet.
As of December 31, 2024, the Company is expected to recognize revenue from unsatisfied or partially satisfied performance obligations of approximately $10.5 million in 2025, $5.1 million in 2026, $2.9 million in 2027, $0.8 million in 2028, $0.2 million in 2029, and $0.1 million thereafter.
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
Product Warranties
Certain of the Company’s medical devices, including monitoring, ENT navigation and neurosurgical systems, are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from the date of purchase. The warranties are not considered a separate performance obligation. The Company estimates its product warranties using the expected value method based on historical trends and other known factors. The Company includes them in accrued expenses and other current liabilities in the consolidated balance sheet.
Taxes Collected from Customers
The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for years-ended December 31, 2024, 2023, and 2022 (dollar amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Neurosurgery	$803,816	$818,101	$794,017
Instruments	204,177	203,617	192,679
ENT(1)(2)	135,643	37,275	32,868
Total Codman Specialty Surgical	1,143,636	1,058,993	1,019,564

Wound Reconstruction and Care(3)(4)	350,565	373,986	406,689
Private Label	116,326	108,594	131,413
Total Tissue Technologies	466,891	482,580	538,102
Total revenue	$1,610,527	$1,541,573	$1,557,666
(1) See Note 4. Acquisitions and Divestitures for details surrounding the acquisition of Acclarent on April 1, 2024.
(2) Prior period revenues included within our instruments business have been reclassified under the ENT business.
(3) See Note 4. Acquisitions and Divestitures for details surrounding the SIA acquisition on December 7, 2022.
(4) See Note 4. Acquisitions and Divestitures for details surrounding the sale of the Company’s non-core traditional wound care (“TWC”) business on August 31, 2022.
Note 16. Segment and Geographic Information, for details of revenues based on the location of the customer.
4. ACQUISITIONS AND DIVESTITURES
Durepair® Acquisition
On October 2, 2024, the Company completed the acquisition of the product rights for the Durepair® Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total cash consideration of $45.0 million. The Company made a cash payment of $10.0 million upon the closing of the acquisition and will make additional cash payments of $15.0 million upon the first anniversary of the acquisition and $20.0 million upon the second anniversary of the acquisition. The additional cash payments to be paid in October 2025 and October 2026 were included at their present values in accrued expenses and other current liabilities and other liabilities, respectively, as of December 31, 2024.
The acquisition of the product rights for Durepair, which consist of certain patents and trademarks, regulatory approvals, and other records, has been accounted for as an asset acquisition in accordance with ASC 805 as the acquisition does not include an assembled workforce and substantially all of the fair value of the assets acquired is concentrated in a single identifiable intangible asset.
Acclarent, Inc. Acquisition
On April 1, 2024, the Company completed the acquisition of all of the outstanding capital stock of Acclarent, Inc. (“Acclarent”), a developer and marketer of medical devices used in ENT procedures, from Ethicon, Inc., a subsidiary of Johnson & Johnson, for approximately $282.0 million in cash, subject to customary adjustments set forth in the purchase agreement related to working capital balances transferred to the Company. In September 2024, the Company finalized the working capital adjustment in the amount of $4.2 million, which resulted in a reduction to goodwill. This adjustment has been settled during the three months ending December 31, 2024. During the quarter ended December 31, 2024, the Company also recognized a measurement period adjustment to recognize deferred tax liabilities of $1.1 million with a corresponding increase to goodwill as a result of a change to the estimated deferred tax rate applied and the book-to-tax difference associated with fixed assets acquired.
The addition of Acclarent’s ENT product portfolio, including sinus balloon dilation, eustachian tube balloon dilation, and surgical navigation systems technologies, and dedicated salesforce will enhance the Company’s position in the ENT specialty device market.
Acclarent’s results of operations have been reported in the Company’s Codman Specialty Surgical reportable segment from the date of acquisition. The Company recorded revenue from Acclarent of approximately $95.0 million, in the consolidated statements of operations and comprehensive income for the year ended December 31, 2024. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company’s operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Acquired and Liabilities Assumed at Fair Value
The Acclarent acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805. This method requires that assets acquired and liabilities assumed in a business combination are recognized at their fair values as of the acquisition date.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Estimated Fair Value	Estimated Useful Life
Current assets:
Cash	$—
Trade accounts receivable, net of allowances of $3,885	23,716
Inventories, net	20,294
Prepaid expenses	273
Other current assets	476
Total current assets	$44,759
Property, plant and equipment, net	7,716
Right of use asset - operating leases	989
Intangible assets, net
Completed technology	202,000	12 years
Trademarks/brand names	3,000	5 years
All other	17,000	4 years
Goodwill	62,482
Deferred tax assets	6,895
Total assets acquired	$344,841

Current liabilities:
Accounts payable, trade	$3,989
Contract liabilities	3,984
Accrued compensation	1,037
Accrued expenses and other current liabilities	2,278
Current portion of lease liability - operating leases	365
Total current liabilities	$11,653
Lease liability - operating leases	624
Deferred tax liabilities	54,753
Total liabilities assumed	$67,030

Net assets acquired	$277,811
The carrying value of trade accounts receivable, prepaid expenses, other current assets, accounts payable, contract liabilities, accrued compensation, accrued expenses and other current liabilities, as well as certain other current and non-current assets and liabilities, generally represented the fair value at the date of acquisition.
Intangible Assets
The estimated fair value of the intangible assets acquired was determined using the multi-period, excess earnings method of the income approach, which estimates value based on the present value of future economic benefits attributable to the intangible assets. The significant assumptions used in developing the valuation included the estimated annual net cash flows including application of revenue growth rates, cost of sales, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, obsolescence rate, and an assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The intangible assets acquired have a weighted average useful life of 11 years.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined company and assembled workforce. Goodwill has been allocated to the Codman Specialty Surgical segment, as shown in Note 7. Goodwill and Other Intangibles. Goodwill recognized as a result of this acquisition is non-deductible for income tax purposes.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.
Pro Forma Results (unaudited)
The Company’s unaudited pro forma revenues for the years ended December 31, 2024 and 2023, giving effect as if Acclarent had been acquired as of January 1, 2023, were $1,638.1 million and $1,658.0 million, respectively. The calculation of unaudited pro forma net income for the years ended December 31, 2024 and 2023 is not practicable because of complexities associated with its hypothetical calculation due to the allocation of certain costs to Acclarent from Johnson & Johnson. The unaudited pro forma revenue is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the acquisition of Acclarent in the current year had been completed on January 1, 2023, nor is it indicative of the results of operations in future periods.
Surgical Innovation Associates, Inc. Acquisition
On December 6, 2022, the Company completed its acquisition of Surgical Innovation Associates, Inc. (“SIA”) for an acquisition purchase price of $51.5 million (the “SIA Acquisition”) plus contingent consideration of up to $90.0 million. In addition to the purchase price, the acquisition includes two separate contingent consideration payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the United States Food and Drug Administration (the “FDA”) of the Premarket Approval (“PMA”) application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). SIA’s core technology, DuraSorb, is a fully resorbable scaffold of a globally accepted polymer, which is cleared for use in hernia repair, abdominal wall, and other soft tissue reinforcement. DuraSorb sales are reported within Integra’s Tissue Technologies segment.
Assets Acquired and Liabilities Assumed at Fair Value
The SIA Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired, and liabilities assumed in a business combination to be recognized at their fair values as of the acquisition date.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Final Valuation	Weighted Average Life
Current assets:
Cash	$4,438
Trade accounts receivable, net	1,551
Inventories, net	2,900
Prepaid expenses and other current assets	1,654
Total current assets	$10,543
Intangible assets, net	75,000	14 years
Goodwill	41,380
Total assets acquired	$126,923

Current liabilities:
Accounts payable and accrued expenses	$2,044
Total current liabilities	$2,044
Deferred tax liabilities	11,325
Contingent consideration	57,607
Total liabilities assumed	70,976

Net assets acquired	$55,947

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company used a discount rate of 18.0% to arrive at the present value for the acquired intangible assets to reflect the rate of return a market participant would expect to earn and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.
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
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined using the using the fair value hierarchy described in ASC 820. The resulting most likely payouts are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in the consolidated statement of operations. Changes in the fair value of the contingent considerations may result from changes in discount periods and rates and changes in the timing and amount of revenue estimates. Changes in assumptions utilized in the contingent consideration fair value estimates could result in an increase in the contingent consideration obligation and a corresponding charge to operating results.
As part of the acquisition, the Company is required to pay to the shareholders of SIA up to $90.0 million, dependent upon (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the PMA for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). In the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone for the revenue-based milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. See Note 15. Commitments and Contingencies to the Notes to Consolidated Financial Statements for further details.
Deferred Tax Liabilities
Deferred tax liabilities result from identifiable intangible assets’ fair value adjustments. These adjustments create excess book basis over tax basis which is tax-effected by the statutory tax rates of applicable jurisdictions.
Sale of non-core traditional wound care business
On August 31, 2022, the Company completed its sale of its non-core traditional wound care (“TWC”) business to Gentell, LLC (“Gentell”) for $28.8 million, which consists of $27.8 million in cash plus $1.0 million in contingent consideration which may be received upon achieving certain revenue-based performance milestones two years after the closing date. The proceeds from the sale of the TWC business of $27.8 million is presented in the consolidated statement of cash flows net of cash transferred of $3.5 million and other transaction fees. The transaction included the sale of the Company’s TWC products, such as sponges, gauze and conforming bandages, and certain advanced wound care dressings, such as supportive, calcium alginate, hydrogel, and foam dressings.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The divestiture did not represent a strategic shift that had a major effect on the Company’s operations and financial statements. Goodwill was allocated to the assets and liabilities divested using the relative fair value method of the TWC business to the Company’s Tissue Technologies reportable business segment. In connection with the sale, the Company recognized $0.6 million as a gain from the sale of the business in the consolidated statement of operations for the year ended December 31, 2022. The transaction is subject to final working capital adjustments, which are pending finalization between the parties.
In addition to the purchase and sale agreement, the Company also entered into a contract manufacturing agreement with Gentell. Under the terms of the agreement, Gentell received inventory, equipment, and tooling to manufacture certain MediHoney® and TCC-EZ® products on behalf of the Company.
5. DEBT
Amendment to the Seventh Amended and Restated Senior Credit Agreement
On March 24, 2023, the Company entered into the seventh amendment and restatement (the “March 2023 Amendment”) of the Senior Credit Facility (the “Senior Credit Facility”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest. The Company continues to have the ability to borrow an aggregate principal amount of up to approximately $2.1 billion through the following facilities: (i) a $775.0 million term loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans. The terms of the Senior Credit Facility limit the amount of dividends we may pay.
The Company’s maximum Consolidated Total Leverage Ratio (as defined in the March 2023 Amendment) in the financial covenants is outlined below. Concurrent with the Durepair acquisition (see Note 4. Acquisitions and Divestitures), in accordance with the terms of the March 2023 Amendment, the Company elected to increase the maximum Consolidated Total Leverage Ratio to 5.00 from the fiscal quarter ending December 31, 2024 through the fiscal quarter ending September 30, 2025.

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
The applicable rates are based on the Company’s Consolidated Total Leverage Ratio (defined, as of any date of determination, as the ratio of (a) Consolidated Funded Indebtedness as of such date (as defined in the Seventh Amended and Restated Credit Agreement (the “Credit Agreement”)) less cash that is not subject to any restriction on the use or investment thereof to (b) Consolidated EBITDA (as defined by the Credit Agreement)), for the period of four consecutive fiscal quarters ending on such date.
The Company will pay an annual commitment fee (ranging from 0.15% to 0.30%), based on the Company’s consolidated total leverage ratio, on the amount available for borrowing under the revolving credit facility component of the Senior Credit Facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at December 31, 2024, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the March 2023 Amendment and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2024 and 2023 there was $365.0 million and $70.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At December 31, 2024 and 2023, there was $760.5 million and $775.0 million outstanding under the term loan component of the Senior Credit Facility. At December 31, 2024 and 2023, the weighted average interest rate of both the revolving credit facility component and term loan component of the Senior Credit Facility was 6.0% and 6.8%, respectively. As of December 31, 2024 and 2023 there was $33.9 million and $14.5 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the consolidated balance sheet.
The fair value of the term loan and revolving portion of the Senior Credit Facility at December 31, 2024 was $751.1 million, and $360.1 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of December 31, 2024 and 2023 totaled $1.7 million. There were no amounts drawn as of December 31, 2024.
Contractual repayments of the Term Loan component of the Senior Credit Facility are due as follows:

Year Ended December 31, 2024	Principal Repayment
Dollars in thousands
2025	$33,906
2026	38,750
2027	53,281
2028	634,532
$760,469
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $44.7 million in 2025, $42.4 million in 2026, $39.9 million in 2027, and $8.7 million in 2028. Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on an initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company’s common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period specified in the Original Indenture; (3) if the Company calls the notes for optional redemption as described in the Original Indenture; or (4) if specified corporate transactions occur. As of December 31, 2024, none of these conditions existed and the 2025 Notes are classified as current convertible securities on the consolidated balance sheet, as they are due within one year.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At December 31, 2024, the carrying amount of the liability of the 2025 Notes was $575.0 million. The fair value of the 2025 Notes at December 31, 2024 was $555.6 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quotes. The 2025 Notes are valued based on Level 1 measurements in the fair value hierarchy. Level 1 inputs represent quoted prices in active markets for identical assets or liabilities.
Securitization Facility
In 2018, the Company entered into an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of December 31, 2024, the Company was in compliance with the covenants and none of the termination events had occurred.
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
At December 31, 2024 and 2023, the Company had $108.1 million and $89.2 million, respectively, of outstanding borrowings under its Securitization Facility at an interest rate of 5.4% and 6.4%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at December 31, 2024 was $105.8 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of December 31, 2024 and 2023 are as follows:

		December 31, 2024		December 31, 2023
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$760,469	$751,143	$775,000	$762,869
Senior credit facility - revolving component	Level 2	365,000	360,144	70,000	68,902
2025 Notes	Level 1	575,000	555,594	575,000	541,219
Securitization	Level 2	108,100	105,831	89,200	87,069
Subtotal		$1,808,569	$1,772,712	$1,509,200	$1,460,059
Debt issuance costs		(5,476)		(9,651)
Total debt		$1,803,093	$1,772,712	$1,499,549	$1,460,059
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
The Company held the following interest rate swaps as of December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024	December 31, 2023					December 31, 2024		December 31, 2023
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month Term SOFR Loan	$—	$150,000	December 13, 2017	July 1, 2019	June 28, 2024	2.423%	$—		$2,105
1-month Term SOFR Loan	—	200,000	December 13, 2017	January 1, 2018	December 31, 2024	2.313%	—		4,978
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	421		1,349
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	502		1,312
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	403		1,346
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	3,406		3,015
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	3,507		3,052
1-month Term SOFR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	34,537		22,965
1-month Term SOFR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	7,848		5,263
Basis Swap (1)	—	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,829)	0	(1,829)
	$1,125,000	$1,475,000					$48,795		$43,556
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the years ended December 31, 2024 and 2023, the Company recorded gains of $22.7 million and $4.9 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2024 and 2023, the Company recorded gains of $17.5 million and $18.1 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of December 31, 2024 within the next twelve months is $11.6 million.
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
Cross-Currency Rate Swaps
The objective of the cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss francs (“CHFs”) and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in CHF and receive U.S. dollars from the counterparties.
On September 22, 2023, the Company amended the CHF-denominated intercompany loan to partially settle CHF 20.0 million and extend the termination date to September 2024 and as a result, the Company terminated the cross-currency swap designated as cash flow hedge of an intercompany loan with aggregate notional amount of $48.5 million. Simultaneously, the Company entered into a cross-currency swap agreement to hedge a notional amount of CHF 28.5 million equivalent to $31.5 million of this amended intercompany loan into U.S. dollars. Based on the closing exchange rates, the loss upon settlement was approximately $2.3 million which was offset by the gain on the settlement of the intercompany loan.
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
On February 19, 2025, the Company amended the CHF-denominated intercompany loan to extend the maturity to December 2030. Concurrently, the Company amended the cross-currency swap agreement, with a notional amount of $368.4 million, equivalent to CHF 328.1 million, to extend the maturity to December 2030.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps as of December 31, 2024 and 2023 (dollar amounts in thousands):

					December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	328,136	351,137	$(4,367)	$(38,324)
Receive U.S.$			3.98%		$368,362	394,183

Pay CHF	September 22, 2023	September 23, 2024	2.40%	CHF	—	28,500	—	(2,348)
Receive U.S.$			6.27%		$—	31,457

Total							$(4,367)	$(40,672)
The cross-currency swaps are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the years ended December 31, 2024 and 2023 the Company recorded a gain of $41.0 million and a loss of $27.4 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the years ended December 31, 2024 and 2023, the Company recorded a gain of $32.2 million and a loss of $37.4 million in other income, net for the change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the years ended December 31, 2024 and 2023, the Company recorded gains of $4.7 million and $5.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated loss that is expected to be reclassified to other income (expense), net from AOCI as of December 31, 2024 within the next twelve months is $4.4 million. As of December 31, 2024, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business.
In May 2024, the Company entered into a cross-currency swap agreement with a notional amount of CHF 68.5 million, equivalent to $75.0 million, where the Company agreed with third-parties to sell CHF in exchange for U.S. dollars at a specified rate at the maturity of the contract. The new cross-currency swap agreement was designated as a net investment hedge to partially offset the effects of foreign currency on foreign subsidiaries.
In November 2023, May 2022, and October 2018, the Company entered into cross-currency swap agreements designated as net investment hedges to partially offset the effects of foreign currency on foreign subsidiaries.
On February 21, 2025, the Company entered into a cross-currency swap agreement with a notional amount of CHF 67.8 million, equivalent to $75.0 million, to be designated as a net investment hedge to partially offset the effects of foreign currency on foreign subsidiaries.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2024 and 2023 (dollar amounts in thousands):

					December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	$4,827	$2,475
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	240,175	288,210	(27,951)	(48,047)
Receive U.S.$			1.94%		$250,000	300,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(3,248)	(4,037)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	—	(4,741)	—
Receive U.S.$			2.74%		$75,000	—

Total							$(31,113)	$(49,609)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the years ended December 31, 2024 and 2023, the Company recorded a gain of $24.5 million and a loss of $30.7 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps.
For the years ended December 31, 2024 and 2023, the Company recorded gains of $10.1 million and $7.8 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of December 31, 2024 within the next twelve months is $9.4 million.
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
Throughout 2024, the Company entered into foreign currency forwards to mitigate the exchange rate risk of CHF denominated intercompany purchases. These contracts typically settle at various dates within twelve months of execution. As of December 31, 2024 the notional amount of foreign currency forward contracts was CHF 16.9 million.
For the year ended December 31, 2024 and 2023 the Company recorded losses of $1.1 million and gains of $0.4 million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts.
For the year ended December 31, 2024 and 2023 the Company recorded losses of $0.4 million and gains of $0.4 million, respectively, in other income and cost of goods sold included in the consolidated statements of operations related to the amortization of forward points and rate translation on the foreign currency forward contracts.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effects of Derivative Instruments on Financial Position and Results of Operations
The following table summarizes the fair value for derivatives designated as hedging instruments in the consolidated balance sheets as of December 31, 2024 and 2023:

	Fair Value as of December 31,
Dollars in thousands	2024	2023
Location on Balance Sheet (1):
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$12,320	$14,675
Cross-currency swap		537
Net Investment Hedges
Cross-currency swap	8,605	2,938
Other assets
Cash Flow Hedges
Interest rate swap	38,302	30,710
Net Investment Hedges
Cross-currency swap	—	1,470
Total derivatives designated as hedges — Assets	$59,227	$50,330

Derivatives designated as hedges — Liabilities
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$684	$579
Cross-currency swap	4,367	4,813
Foreign Currency Forward Contracts	914	—
Net Investment Hedges
Cross-currency swap	210	2,903
Other liabilities
Cash Flow Hedges
Interest rate swap	1,145	1,250
Cross-currency swap	—	36,396
Net Investment Hedges
Cross-currency swap	39,507	51,114
Total derivatives designated as hedges — Liabilities	$46,827	$97,055
(1)The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying consolidated statement of operations during the years ended December 31, 2024 and 2023:

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Year	Location in Statements of Operations
Year Ended December 31, 2024
Cash Flow Hedges
Interest rate swap	$43,556	$22,692	$17,454	$48,794	Interest expense
Cross-currency swap	(15,763)	41,013	36,871	(11,621)	Other income, net
Forward Currency Forward Contracts	—	(1,067)	(443)	(624)	Cost of sales and other income, net
Net Investment Hedges
Cross-currency swap	(45,498)	24,489	10,121	(31,130)	Interest income
	$(17,705)	$87,127	$64,003	$5,419
Year Ended December 31, 2023
Cash Flow Hedges
Interest rate swap	$56,712	$4,899	$18,055	$43,556	Interest expense
Cross-currency swap	(20,271)	(27,406)	(31,914)	(15,763)	Other income, net
Forward Currency Forward Contracts	—	436	436	—	Cost of sales and other income, net
Net Investment Hedges
Cross-currency swap	(6,914)	(30,738)	7,846	(45,498)	Interest income
	$29,527	$(52,809)	$(5,577)	$(17,705)
Derivative Instruments Not Designated as Hedges:
During 2024, the Company entered into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany receivables in Chinese yuan (“CNH”). These contracts typically settle at various dates within twelve months of execution. As of December 31, 2024, the notional amounts totaled CNH 140.0 million.
During the second quarter of 2021, the Company entered into a foreign currency swap, with a notional amount of $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese Yen (“JPY”). In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap in the second quarter of 2023 and the second quarter of 2024, bringing the notional amount down to $4.6 million as of December 31, 2024.
The fair value of the derivative instruments not designated as hedges was $1.7 million and $1.2 million as of December 31, 2024 and 2023, respectively.
The following table summarizes the gains (losses) of derivative instruments not designated as hedges on the consolidated statements of income, which was included in other income:

Dollars in thousands	December 31,
	2024	2023
Foreign currency forward contracts	$598	$—
Foreign currency swaps	56	566
Total	$654	$566

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
In accordance with FASB Topic 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in the third quarter. Additionally, the Company may perform interim tests of goodwill for impairment if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.
The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test. The quantitative test uses a combination of both an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilizes the estimated discounted cash flows for the reporting unit, while the market approach utilizes comparable publicly-traded companies’ revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, cost of sales, terminal growth rates, and a discount rate for each reporting unit. Discount rates are determined using a weighted average cost of capital for risk factors specific to each reporting unit and other market and industry data. The assumptions used are inherently subject to uncertainty and slight changes in these assumptions could have a significant impact on the concluded value. The estimates and assumptions applied represent a Level 3 measurement in the fair value hierarchy. Level 3 inputs are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
The key assumptions impacting the valuation included the following:
•The reporting unit’s financial projections, including revenue growth rates and cost of sales, which are based on management’s assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company’s strategic objectives and future growth plans.
•The projected terminal value for the reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal value reflects the Company’s assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.
•The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company’s specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is the Company’s estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
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
During the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Company’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”), the Company elected to perform a quantitative analysis of its Tissue Technologies reporting unit. The

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

quantitative test utilized a terminal growth rate of 2.0% and a discount rate of 14.5% in the income approach. An impairment loss is recognized when the reporting unit’s carrying amount exceeds its estimated fair value. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was not less than its carrying amount, with 19.9% headroom.
Changes in the carrying amount of goodwill in 2024 and 2023 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at January 1, 2023	$656,219	$382,662	$1,038,881
SIA Acquisition	—	(382)	(382)
Foreign currency translation	10,718	6,245	16,963
Balance at December 31, 2023	$666,937	$388,525	$1,055,462
Acclarent Acquisition	62,482	—	62,482
Foreign currency translation	(13,689)	(7,303)	(20,992)
Balance at December 31, 2024	$715,730	$381,222	$1,096,952

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	December 31, 2024
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,452,545	$(525,959)	$926,586
Customer relationships	12 years	166,038	(137,186)	28,852
Trademarks/brand names	27 years	99,951	(42,173)	57,778
Codman trade name	Indefinite	168,202	—	168,202
Supplier relationships	30 years	30,211	(19,126)	11,085
All other	6 years	22,820	(7,735)	15,085
		$1,939,767	$(732,179)	$1,207,588

	December 31, 2023
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	18 years	$1,226,128	$(448,519)	$777,609
Customer relationships	12 years	193,895	(152,160)	41,735
Trademarks/brand names	28 years	98,892	(38,754)	60,138
Codman trade name	Indefinite	174,531	—	174,531
Supplier relationships	30 years	30,211	(18,148)	12,063
All other	11 years	6,180	(4,423)	1,757
		$1,729,837	$(662,004)	$1,067,833
Intangible Assets with Indefinite Lives
The Company does not amortize intangible assets with indefinite lives but tests its intangible assets with indefinite lives for impairment annually in the third quarter in accordance with ASC 350. Additionally, the Company performs interim tests of its intangible assets with indefinite lives for impairment if an event occurs or circumstances change that could potentially reduce the fair value of a indefinite lived intangible asset below its carrying amount. The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of the intangible asset is less than its carrying amount. The Company may elect to bypass this qualitative evaluation and perform a quantitative test.
The quantitative test uses an income approach to determine the fair value of the indefinite-lived intangible asset. The income approach utilizes the estimated discounted cash flows for the indefinite-lived intangible asset. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins, and a discount rate for each indefinite-lived intangible asset. Discount rates are determined using a weighted average cost of capital that considers market and industry data as well as the Company’s specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is the Company’s estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The assumptions used are inherently subject to uncertainty and slight changes in these assumptions could have a significant impact on the concluded value. The estimates and assumptions applied represent a Level 3 measurement in the fair value hierarchy described in ASC 820. Level 3 inputs are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
For intangible assets with indefinite lives, the Company elected to bypass the qualitative evaluation for its Codman trade name intangible asset and perform a quantitative test during the third quarter 2024. In performing this test, the Company utilized a discount rate of 13.0%. The assumptions used in evaluating the Codman trade name for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman trade name intangible asset.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets with Definite Lives
Developed technologies and other definite-lived intangible assets are amortized over their estimated useful lives either using the straight-line method or, if reliably determinable, based on the pattern of which the economic benefit of the asset is expected to be utilized. Definite-lived intangible assets are periodically evaluated for impairment in accordance with FASB Topic 360, Property, Plant and Equipment, (“ASC 360”) whenever events or changes in circumstances indicate that a definite-lived intangible asset’s carrying value may not be recoverable. The evaluation for recoverability involves comparing the carrying amount of the definite-lived intangible asset to the Company’s expectations of the future undiscounted cash flows derived from the definite-lived intangible asset. In the event the carrying value of the definite-lived intangible asset exceeds the undiscounted future cash flows expected to be derived from the definite-lived intangible asset over its remaining estimated useful life, the definite-lived intangible asset is considered not recoverable and the definite-lived intangible asset is tested for impairment. An impairment loss is measured as the excess of the definite-lived intangible asset’s carrying value over its fair value, calculated using market participant assumptions pursuant to ASC 820 using discounted future cash flows based on the present value of estimated future cash flows to be generated by the definite-lived intangible asset using a risk-adjusted discount rate. The impairment loss is recognized in the period that the impairment occurs.
In the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility, the Company elected to perform quantitative impairment testing on certain definite-lived intangible assets including completed technology and customer relationships in accordance with ASC 360. The Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. In the second quarter of 2024, the Company approved a plan to transition the commercial distribution of SurgiMend® and PriMatrix® from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts (the “Braintree facility”). The Company considered the impact to the update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility on the assumptions used in the quantitative assessment of the definite-lived intangible assets completed in the first quarter of 2024, which did not require further evaluation for impairment. The carrying values of SurgiMend® and PriMatrix® are $32.8 million and $24.4 million, respectively, as of December 31, 2024.
Amortization expense (including amounts reported in cost of product revenues) for the years ended December 31, 2024, 2023, and 2022 was $105.2 million, $82.8 million, and $78.3 million, respectively.
Annual amortization expense is expected to approximate $106.0 million in 2025, $105.8 million in 2026, $104.9 million in 2027, $101.3 million in 2028, $96.0 million in 2029, and $528.2 million thereafter. Amortization of product technology based intangible assets totaled $84.0 million, $70.4 million and $64.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is presented by the Company within cost of goods sold.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. TREASURY STOCK
As of December 31, 2024 and 2023, there were 14.4 million and 12.8 million shares of treasury stock outstanding with a cost of $691.4 million and $647.3 million, respectively, at a weighted average cost per share of $47.86 and $50.76, respectively.
On May 16, 2024, the Company entered into a $50.0 million accelerated share repurchase (“May 2024 ASR”) and received 1.3 million shares of common stock at inception of the May 2024 ASR, which represented approximately 70% of the expected total shares under the May 2024 ASR. On July 31, 2024, the early exercise provision was exercised by the May 2024 ASR counterparty. The Company received an additional 0.4 million shares determined using the volume-weighted average price of the Company’s common stock during the term of the May 2024 ASR.
On August 15, 2023, the Company entered into a $125.0 million accelerated share repurchase (“August 2023 ASR”) and received 2.3 million shares of the common stock at inception of the August 2023 ASR, which represented approximately 80% of the expected total shares under the August 2023 ASR. On October 18, 2023 the early exercise provision was exercised by the August 2023 ASR counterparty. The Company received an additional 0.9 million shares determined using the volume-weighted average price of the Company’s common stock during the term of the August 2023 ASR.
On January 26, 2023, the Company entered into a $150.0 million accelerated share repurchase (“January 2023 ASR”) and received 2.1 million shares of common stock at inception of the January 2023 ASR, which represented approximately 80% of the expected total shares under the January 2023 ASR. The settlement of the January 2023 ASR agreement was completed in the second quarter of 2023, where the Company received 0.6 million shares, determined using the volume-weighted average price of the Company’s common stock during the term of the January 2023 ASR.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Act”) was signed into law. The Inflation Act implements a new excise tax of 1.0% on the net share repurchases made by the Company effective for share repurchases performed January 1, 2023, or after. In the fourth quarter of 2024, the Company made an excise tax payment of $2.5 million related to the January 2023 ASR and the August 2023 ASR.
On July 18, 2023, the Board of Directors authorized a new $225.0 million share repurchase program, replacing the existing $225.0 million program authorized in April 2022. As of December 31, 2024, $50.0 million remained authorized. The program authorized in July 2023, and which expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
Dollars in thousands	2024	2023	2022
Cost of goods sold	$649	$588	$549
Research and development	2,697	2,071	1,739
Selling, general and administrative	21,031	17,483	25,437
Total stock-based compensation expense	$24,377	$20,142	$27,725
Total estimated tax benefit related to stock-based compensation expense	4,677	5,223	10,574
Net effect on net income	$19,700	$14,919	$17,151
EQUITY AWARD PLANS
As of December 31, 2024, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The 2000 Equity Incentive Plan and the 2001 Equity Incentive Plan were terminated as of February 19, 2021, and no further awards may be issued under the plans.
In May 2010 and May 2017, the stockholders of the Company approved amendments to the 2003 Plan to increase by 3.5 million and 1.7 million, respectively, the number of shares of common stock that may be issued under the 2003 Plan. The

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company has reserved 14.7 million shares under the 2003 Plan. The 2003 Plan permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company.
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
In determining the value of stock options granted, the Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0.0% dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. The Company accounts for forfeitures as they occur.
The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility	33%	30%	30%
Risk free interest rate	4.09%	3.86%	2.01%
Expected life of option from grant date	7 years	7 years	7 years
Weighted average grant date fair value of options granted	$15.68	$21.58	$23.15
The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2024	1,178	$50.64	3.65	$1,766
Granted	244	36.22	—	—
Exercised	(162)	33.46	—	—
Forfeited or Expired	(56)	50.21	—	—
Outstanding at December 31, 2024	1,204	$50.06	4.01	$—
Exercisable at December 31, 2024	798	$52.51	2.71	$—
The Company recognized $2.2 million, $1.4 million, and $3.5 million in expense related to stock options during the years ended December 31, 2024, 2023, and 2022, respectively. The intrinsic value of options exercised for the years ended December 31, 2024, 2023, and 2022 were $0.7 million, $1.8 million, and $4.0 million, respectively. Cash received from option exercises and employee stock purchase plan was $6.4 million, $4.3 million, and $5.5 million, for the years ended December 31, 2024, 2023, and 2022, respectively. The realized tax expense from options exercised was $0.5 million for the year ended December 31, 2024. Realized tax benefits of $0.1 million, and $0.6 million were recognized for the years ended December 31, 2023, and 2022, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2024, there was approximately $2.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2024:

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)		(In thousands)
Unvested, January 1, 2024	584	$55.37	335	$57.53
Granted	650	33.28	387	36.05
Adjustments for performance achievement related to award target	—	—	(160)	49.71
Cancellations	(115)	46.31	(35)	49.23
Released	(248)	58.04	(107)	33.37
Unvested, December 31, 2024	871	$39.33	420	$41.83
The Company recognized $22.1 million, $18.7 million and $24.3 million in expense related to such awards during the years ended December 31, 2024, 2023, and 2022, respectively. The total fair market value of shares vested and released in 2024, 2023, and 2022 was $11.3 million, $18.2 million and $65.0 million, respectively. Vested awards include shares that have been fully earned but had not been delivered as of December 31, 2024.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2024, there were no performance stock units (“PSUs”) subject to vest and be released based on 2024 performance achievement.
As of December 31, 2024, there was approximately $27.0 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2024, there were approximately 3.7 million shares available for grant under the 2003 Plan.
The Company capitalized share based compensation costs of $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, into inventory, respectively. Such share-based compensation was recognized as cost of goods sold when related inventory was sold.
CEO Separation
On February 27, 2024, the Company announced that Mr. De Witte would retire from his position as President and Chief Executive Officer and director of the Company following the completion of a succession process and entered into a letter agreement with Mr. De Witte to modify his current employment agreement and put forth the form of a post-employment consulting agreement. The Company applied modification accounting to the outstanding equity-based awards granted to Mr. De Witte as of that date, which revalued and accelerated stock-based compensation associated with equity-based awards granted to him over his expected service period to the Company. Pursuant to this letter agreement, Mr. De Witte’s unvested equity-based awards will continue to vest during his continued service period to the Company and vested stock options were modified such that they will remain exercisable until the earlier of (a) the stated term of the stock options and (b) six months following his cessation of continued service to the Company. As a result of the modifications, the Company recorded a total of $1.9 million in accelerated stock-based compensation expenses for the year ended December 31, 2024.
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock reacquired by the Company as treasury stock. At December 31, 2024, 1.9 million shares remain available for purchase under the ESPP. During the years ended December 31, 2024, 2023, and 2022, the Company issued 44,426 shares, 23,337 shares and 20,780 shares under the ESPP for $1.0 million, $1.0 million, and $1.1 million, respectively.
10. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company has various defined benefit plans which covers certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the years ended December 31, 2024 and 2023 included the following (amounts in thousands):

	Year ended December 31,
	2024	2023
Service cost	$3,113	$2,226
Interest cost	866	1,157
Expected return on plan assets	(1,639)	(1,450)
Amortization of prior service cost (credit)	(585)	(389)
Settlements	(144)	—
Actuarial losses	6	(391)
Net periodic benefit cost	$1,617	$1,153
The following weighted average assumptions were used to develop net periodic pension benefit costs and the actuarial present values of projected pension benefit obligations for the years ended December 31, 2024 and 2023, respectively:

	As of December 31,
	2024	2023
Discount rate	1.14%	1.51%
Expected return on plan assets	3.65%	3.67%
Rate of compensation increase	2.12%	2.00%
Interest crediting rate for cash balance plans	1.00%	1.00%
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2024 and 2023, the discount rates were prescribed as the current yield on corporate bonds with an average credit rating of AA or AAA of equivalent currency and term to the liabilities. The expected returns on plan assets represent the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rates of return, the Company considers returns of historical market data as well as actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories.
The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2024 and 2023 and a reconciliation of the funded status at December 31, 2024 and 2023, respectively (amounts in thousands):

	Year Ended December 31,
	2024	2023
Change In Projected Benefit Obligations
Projected benefit obligations, beginning of year	$65,101	$50,364
Interest cost	866	1,157
Service cost	3,113	2,226
Actuarial loss	4,219	8,229
Plan amendments	—	(1,772)
Plan settlements	(870)	(25)
Employee contribution	1,265	1,182
Premiums paid	(456)	(406)
Benefit payment	(1,607)	(812)
Net transfer in/(out)	584	—
Effect of foreign currency exchange rates	(4,953)	4,958
Projected benefit obligations, end of year	$67,262	$65,101

	Year Ended December 31,
	2024	2023
Change In Plan Assets
Plan assets at fair value, beginning of year	$45,724	$38,053
Actual return on plan assets	8,200	1,350
Employer contributions	2,874	2,700
Employee contributions	1,265	1,182
Plan settlements	(870)	—
Benefits paid	(1,581)	(812)
Premiums paid	(456)	(406)
Net transfer in/(out)	322	—
Effect of foreign currency exchange rates	(3,660)	3,657
Plan assets at fair value, end of year	$51,818	$45,724

	Year Ended December 31,
	2024	2023
Reconciliation Of Funded Status
Fair value of plan assets	$51,818	$45,724
Benefit obligations	67,262	65,101
Unfunded benefit obligations	$15,444	$19,377
The unfunded benefit obligations are included in other liabilities in the consolidated balance sheets at December 31, 2024 and 2023, respectively.
During the periods ended December 31, 2024 and 2023, the Company had a net gain of $1.3 million and a net loss of $6.6 million, respectively, recognized within accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost. The combined accumulated benefit obligations for the defined benefit plans was $60.1 million and $62.8 million as of December 31, 2024 and 2023, respectively.
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
The benefit plans in France and Germany had no assets at December 31, 2024.
As of December 31, 2024, no plan assets are expected to be returned to the Company in the next twelve months.
The following table is the summary of expected future benefit payments (in thousands):

2025	$2,514
2026	$2,230
2027	$2,149
2028	$2,332
2029	$2,348
Next five years	$12,278
As of December 31, 2024, contributions expected to be paid to the plan in 2025 is $3.1 million.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans offered to our U.S. and non-U.S. employees. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $10.4 million, $10.4 million and $9.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
DEFERRED COMPENSATION PLAN
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in Other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at December 31, 2024 and 2023 was $6.7 million and $6.1 million. Offsetting liabilities relating to the deferred compensation plan are included in Other liabilities.
11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no material finance leases as of December 31, 2024. Many of the Company’s leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the year ended December 31, 2024 and 2023, was $24.3 million and $24.0 million, respectively, which includes $0.3 million, in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental balance sheet information related to operating leases at December 31, 2024 were as follows:

	December 31, 2024	December 31, 2023
	(In thousands, except lease term and discount rate)
ROU assets	$144,042	$156,184

Current lease liabilities	14,540	15,284
Non-current lease liabilities	166,930	166,849
Total lease liabilities	$181,470	$182,133

Weighted average remaining lease term (in years):
Leased facilities	16.1 years	16.3 years
Leased vehicles	2.3 years	1.9 years

Weighted average discount rate:
Leased facilities	5.4%	5.9%
Leased vehicles	2.8%	2.7%
Supplemental cash flow information related to leases was as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,122	$20,655

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$3,565	$9,843
Future minimum lease payments under operating leases at December 31, 2024 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2025	$296	$23,050	$23,346
2026	296	19,841	20,137
2027	296	19,405	19,701
2028	296	17,649	17,945
2029	246	17,480	17,726
Thereafter	—	169,433	169,433
Total minimum lease payments	$1,430	$266,858	$268,288
Less: Imputed interest			86,818
Total lease liabilities			181,470
Less: Current lease liabilities			14,540
Long-term lease liabilities			$166,930
There were no material future minimum lease payments under finance leases at December 31, 2024.

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
Lease Impairment Charge
The Company approved a plan to transition the commercial distribution of PriMatrix® and SurgiMend® from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts and permanently cease use of the Boston facility. As a result, in the second quarter of 2024, the Company recorded a $4.6 million impairment charge in the Tissue Technologies reportable segment, as the carrying amounts of the operating lease right-of-use asset and fixed assets related to the Boston facility exceeded their fair values based on the Company’s estimates of future discounted cash flows through the end of the lease term and the end of their remaining useful lives, respectively. The $4.6 million impairment charge was comprised of a $1.7 million impairment of an operating lease right-of-use asset and a $2.9 million write-off of fixed assets, which was recorded as a component of cost of goods sold in the consolidated statements of operations.
12. INCOME TAXES
Income before income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2024	2023	2022
United States operations	$(172,273)	$(31,649)	$92,642
Foreign operations	154,036	112,718	121,252
Total	$(18,237)	$81,069	$213,894
A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	15.3%	2.9%	0.1%
Benefit derived from foreign operations	22.4%	(17.2)%	(1.6)%
Nondeductible meals and entertainment	(5.0)%	1.1%	0.1%
Intercompany profit in inventory	4.2%	3.3%	0.3%
Research and development credit	24.1%	(5.7)%	(1.4)%
Nondeductible executive compensation & stock compensation shortfall	(19.7)%	2.3%	(0.6)%
Transaction and deal related costs	(4.1)%	3.3%	(1.8)%
Changes in valuation allowances	(6.0)%	4.9%	—%
Return to provision	10.1%	(0.8)%	(0.5)%
Other	(0.4)%	1.3%	—%
Effective tax rate	61.9%	16.4%	15.6%
Our effective tax rate was 61.9% and 16.4% of income before income taxes for the years ended December 31, 2024 and December 31, 2023, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2024, the Company’s effective tax rate was driven by federal, state, and international tax benefits generated from operating losses in certain jurisdictions, including a $4.4 million benefit from federal and state research tax credits, offset by the inclusion of Global Intangible Low-Taxed Income (“GILTI”). In 2023, the Company’s effective tax rate was primarily driven by the inclusion of GILTI, offset by a $5.8 million income tax benefit related to a four-year tax credit received by a Swiss subsidiary. The Company received an extension of the 2018 Swiss tax grant for three years, until the 2027 tax year. The net benefit of the tax credit, recorded as of December 31, 2023, was based on projections of use of the incremental tax grant. The Company’s Swiss subsidiary may offset the tax credit against cantonal and communal income and capital taxes during tax years 2024 through 2027. Any unused balance at the end of the 2027 tax period will be forfeited.
In 2022, the Company’s lower effective tax rate was driven by a $5.1 million income tax benefit related to stock compensation and a $2.4 million income tax benefit related to the filing of amended federal and state returns for prior years.
During 2024, the Company’s foreign operations generated a $0.4 million increase in income tax expense when compared to the same period in 2023, because of geographic and business mix of taxable earnings and losses, among other factors. The 2024 foreign effective tax rate is 12.3% compared to 16.4% in 2023.
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On August 16, 2022, the Inflation Act was signed into law, for which the Company did not experience a material impact on the Company’s effective tax rate. Further, legislation in foreign jurisdictions may be enacted, in continued response to the base erosion and profit-sharing (“BEPS”) project begun by the Organization for Economic Cooperation and Development (“OECD”).
The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). A number of the jurisdictions that the Company operates in have adopted some form of the model rules, which became effective beginning in 2024. The Pillar 2 rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. The Company calculated an immaterial amount related to Pillar 2 tax liability for the year ending December 31, 2024, aided by certain transition safe-harbor results in Switzerland. Related changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate.
The provision for income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2024	2023	2022
Current:
Federal	$(257)	$10,973	$24,201
State	1,330	2,851	3,835
Foreign	8,365	11,389	9,893
Total current	$9,438	$25,213	$37,929
Deferred:
Federal	(27,148)	(19,060)	(11,591)
State	(4,093)	93	(2,316)
Foreign	10,510	7,082	9,322
Total deferred	$(20,731)	$(11,885)	$(4,585)
Provision for income taxes	$(11,293)	$13,328	$33,344

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
Dollars in thousands	2024	2023
Assets:
Doubtful accounts	$3,370	$2,581
Inventory related items	34,731	41,466
Tax credits	17,922	18,859
Accrued vacation	2,447	2,184
Accrued bonus	5,279	4,259
Stock compensation	8,343	9,117
Deferred revenue	4,206	1,849
Net operating loss carryforwards	27,370	28,799
Capitalization of research and development expenses	68,311	61,138
Unrealized foreign exchange gain	8,655	13,907
Charitable contributions carryforward	212	206
Leases and Other	59,339	55,271
Total deferred tax assets	240,185	239,636
Less valuation allowance	(15,504)	(12,486)
Deferred tax assets after valuation allowance	$224,681	$227,150
Liabilities:
Intangible and fixed assets	(218,125)	(168,229)
Unrealized foreign exchange loss	(11,280)	(10,024)
Leases and Other	(21,186)	(38,134)
Total deferred tax liabilities	$(250,591)	$(216,387)
Total net deferred tax (liabilities) assets	$(25,910)	$10,763
The 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) contained a provision which requires, for tax purposes, the capitalization and amortization of research and development expenses; effective for years beginning after December 31, 2021. The Company’s deferred tax assets increased by $10.4 million and $14.4 million at December 31, 2024 and December 31, 2023 respectively within the table above, related to the 2017 Tax Act.
At December 31, 2024, the Company had net operating loss carryforwards of $51.2 million for federal income tax purposes, $106.7 million for foreign income tax purposes and $46.5 million for state income tax purposes to offset future taxable income. For the federal net operating loss carryforwards, $51.2 million will expire through 2037. For foreign net operating loss carryforwards, $87.5 million will expire through 2028, while the remaining $19.1 million have an indefinite carry forward period. The state net operating loss carryforwards expire through 2042.
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
The valuation allowance at December 31, 2024 increased by $3.0 million, as compared to 2023, primarily driven by a $1.1 million increase related to the expiring Swiss federal tax credit. The valuation allowance for 2023 had increased by $2.8 million, as compared to 2022, primarily driven by the newly recognized Swiss tax credit.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Description
Dollars in thousands
Year ended December 31, 2024
Deferred tax assets valuation allowance	17,823	5,330	(429)	(367)	22,357
Year ended December 31, 2023
Deferred tax assets valuation allowance	14,672	3,069	26	56	17,823
Year ended December 31, 2022
Deferred tax assets valuation allowance	15,258	(515)	—	(71)	14,672
As of December 31, 2024, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and no material tax cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
Dollars in thousands	2024	2023	2022
	(In thousands)
Balance, beginning of year	$812	$713	$676
Gross increases:
Current year tax positions	—	—	37
Prior years' tax positions	35	372	—
Lapse of statute	(21)	(273)	—
Balance, end of year	$826	$812	$713
Approximately $0.8 million of the balance at December 31, 2024 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. The Company has no uncertain tax positions at December 31, 2024 related to tax positions for which it is reasonably possible that the amounts could be reduced during the twelve months following December 31, 2024.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal expense for the years ended December 31, 2024, 2023, and 2022. The Company had minimal interest and penalties accrued for the years ended December 31, 2024, 2023, and 2022.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its U.S. consolidated Federal income tax returns by the Internal Revenue Service (“IRS”) through fiscal year 2018. All significant state and local matters have been concluded through fiscal year 2018. All significant foreign matters have been settled through fiscal 2017.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Years Ended December 31,
Dollars in thousands, except per share amounts	2024	2023	2022
Basic net (loss) income per share:
Net (loss) income	$(6,944)	$67,741	$180,550
Weighted average common shares outstanding	77,010	80,089	82,997
Basic net (loss) income per common share	$(0.09)	$0.85	$2.18

Diluted net (loss) income per share:
Net (loss) income	$(6,944)	$67,741	$180,550

Weighted average common shares outstanding — Basic	77,010	80,089	82,997
Effect of dilutive securities:
Stock options and restricted stock	—	248	519
Weighted average common shares for diluted earnings per share	77,010	80,337	83,516
Diluted net (loss) income per common share	$(0.09)	$0.84	$2.16
Common stock of approximately 1.3 million and 0.6 million shares at December 31, 2024, and 2023 that are issuable through exercise of dilutive securities, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income for the years ended December 31, 2024 and 2023:

Dollars in thousands	2024	2023	2022
Net (loss) income	$(6,944)	$67,741	$180,550
Foreign currency translation adjustment, net of tax	(18,904)	(12,103)	(17,807)
Change in unrealized loss/(gain) on derivatives, net of tax	5,123	(6,658)	65,798
Pension liability adjustment, net of tax	1,316	(6,610)	7,429
Comprehensive income, net	$(19,409)	$42,370	$235,970
Changes in accumulated other comprehensive loss by component between December 31, 2024 and 2023 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$21,489	$2,712	$(39,307)	$(15,106)
Other comprehensive gain (loss)	50,119	2,040	(11,123)	41,036
Less: Amounts reclassified from accumulated other comprehensive income, net	44,996	724	7,781	53,501
Net current-period other comprehensive gain (loss)	5,123	1,316	(18,904)	(12,465)
Balance at December 31, 2024	$26,612	$4,028	$(58,211)	$(27,571)
For the year ended December 31, 2024, the Company reclassified gains of $32.3 million and $21.2 million from accumulated other comprehensive loss to other income, net and interest income, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On September 12, 2023, a securities class action complaint, captioned Pembroke Pines Firefighters & Police Officers Pension Fund v. Integra LifeSciences Holdings Corporation, No. 23-cv-20321 (D.N.J.), was filed by a purported stockholder of the Company in the United States District Court for the District of New Jersey (the “Pembroke Litigation”) against the Company and certain of the Company’s current and former executive officers. The Pembroke Litigation, filed on behalf of a putative class of stockholders who purchased or acquired the Company’s common stock between March 11, 2019 and May 22, 2023, inclusive, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on the basis of purportedly materially false and misleading statements and omissions relating to certain quality systems issues identified by the FDA at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. The complaint seeks, among other things, compensatory damages, attorneys’ fees, expert fees, and other costs. The Company believes that it has strong defenses to the allegations in the Pembroke Litigation, and intends to defend the matter vigorously.
On February 21, 2025, a derivative lawsuit captioned Grabowsky v. Integra LifeSciences Holding Corp. et al, No. 3:25-cv-01399 (D.N.J.) was filed in the United States District Court for the District of New Jersey. The action purports to assert derivative claims on behalf of the Company against its current Board of Directors and certain of its current or former officers and directors. The action asserts claims that the individual defendants breached their fiduciary duties and harmed the Company by making false and misleading statements and omissions relating to certain quality systems issues identified by the FDA at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment.
On March 17, 2021, a complaint was filed against the Company in the Court of Common Pleas of Philadelphia County in Pennsylvania asserting product liability claims relating to a surgical procedure in which the Company’s CUSA® Clarity allegedly was used. The plaintiff seeks damages against the Company based upon plaintiff’s claim that the CUSA® Clarity did not function as intended. The plaintiff also asserts separate claims against the surgeon and the hospital. In the second half of 2024, a settlement was reached, which has since been paid by the Company’s insurance carriers.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Consideration
Contingent consideration is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios using either a Monte Carlo simulation or the probability-weighted income approach derived from revenue estimates and probability assessment with respect to the likelihood of achieving contingent obligations. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques that are classified within Level 3 of the fair value hierarchy because they are measured at fair value using significant unobservable inputs, including management’s forecast of future revenues for the acquired businesses as well as management’s estimates of the likelihood of achieving the other specified criteria. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The change in the fair value of sales-based payments is based upon future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payment charges. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded.
The Company determined the fair value of contingent consideration during the twelve-month period ended December 31, 2024 and 2023 to reflect the change in fair value during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell	Surgical Innovations Associates, Inc.	Location in Financial Statements
Balance as of January 1, 2024	$15,755		$2,557	$300	$68,700
Payments	—		—	—	(12,400)
Change in fair value of contingent consideration liabilities	(2,787)	Research and development	129	(297)	(2,300)	Selling, general and administrative
Balance as of December 31, 2024	$12,968		$2,686	$3	$54,000

Short-Term	$8,560		$—	$—	$17,900	Accrued expenses and other current liabilities
Long-Term	4,408		2,686	3	36,100	Other liabilities
Total	$12,968		$2,686	$3	$54,000

	Contingent Consideration Liability Related to Acquisition of:
	Arkis	Location in Financial Statements	Derma Sciences	ACell Inc.	Surgical Innovations Associates, Inc.	Location in Financial Statements
Balance as of January 1, 2023	$12,895		$230	$3,700	$57,607
Additions	—		—	—	—
Change in fair value of contingent consideration liabilities	2,860	Research and development	2,327	(3,400)	11,093	Selling, general and administrative
Balance as of December 31, 2023	$15,755		$2,557	$300	$68,700

Short-Term	$7,778		$—	$—	$13,400	Accrued expenses and other current liabilities
Long-Term	7,977		2,557	300	55,300	Other liabilities
Total	$15,755		$2,557	$300	$68,700

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
Derma Sciences
The Company assumed contingent consideration incurred by Derma Sciences, Inc. (“Derma Sciences”) related to its acquisitions of BioD and the intellectual property related to Medihoney™ products. The Company accounted for the contingent liabilities by recording their fair value on the date of the acquisition based on a probability weighted income approach. The Company has already paid $33.3 million related to the aforementioned contingent liabilities. One contingent milestone remains which relates to net sales of Medihoney™ products exceeding certain amounts defined in the agreement between the Company and Derma Sciences. The potential maximum undiscounted payment amounts to $3.0 million.
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
Surgical Innovations Associates, Inc.
As part of the acquisition of SIA, the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the PMA application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). In the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date.
Other Commitments
In October 2024, the Company entered into a definitive agreement to acquire its manufacturing facility located in Plainsboro, New Jersey currently leased by the Company for $10.4 million in cash at closing. The transaction closed in the first quarter of 2025. See Note 18. Subsequent Events.
16. SEGMENT AND GEOGRAPHIC INFORMATION
The Company is organized primarily on the basis of products and operates two global reportable segments. Resources are allocated and performance is assessed by the Company’s President and Chief Executive Officer, which the Company has determined to be the Chief Operating Decision Maker (“CODM”).
The two reportable segments and their activities are described below.
•The Codman Specialty Surgical segment operations consist of (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment and (ii) the Instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices; and (iii) the ENT business, which includes instrumentation, balloon technologies for sinus dilation and eustachian tube dilation, as well as surgical navigation systems.
•The Tissue Technologies segment operations consist of such offerings as skin and wound repair, plastics and surgical reconstruction products, bone grafts, and nerve and tendon repair products. The Tissue Technologies segment includes the Company’s private label business.
The Corporate and Other category includes (i) various executive, finance, human resource, information systems and legal functions, (ii) brand management, and (iii) share-based compensation costs, which are not allocated to the reportable segments.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies of both segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
For both segments, the CODM uses segment revenue and segment operating income to assess the performance for each segment and in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for segment revenue and segment operating income when making decisions about allocating capital and personnel to the segments.
The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the segments.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents information about reported segments for the years ended December 31, 2024, 2023, and 2022 are as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
2024 Total revenue, net	$1,143,636	$466,891	$—	$1,610,527

Cost of goods sold	384,422	162,535	181,509	728,466
Research and development	30,770	18,140	66,467	115,377
Selling, general and administrative	224,370	147,047	345,566	716,983
Intangible asset amortization	—	—	21,290	21,290
2024 Total cost and expenses	639,562	327,722	614,832	1,582,116

2024 Operating income (loss)	$504,074	$139,169	$(614,832)	28,411
Interest income				20,040
Interest expense				(70,632)
Other income, net				3,944
(Loss) before income taxes				$(18,237)

	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
2023 Total revenue, net	$1,058,993	$482,580	$—	$1,541,573

Cost of goods sold	364,144	164,966	127,728	656,838
Research and development	29,984	24,202	50,006	104,192
Selling, general and administrative	214,335	159,364	282,942	656,641
Intangible asset amortization	—	—	12,376	12,376
2023 Total cost and expenses	608,463	348,532	473,052	1,430,047

2023 Operating income (loss)	$450,530	$134,048	$(473,052)	111,526
Interest income				17,202
Interest expense				(51,377)
Other income, net				3,718
Income before income taxes				$81,069

	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
2022 Total revenue, net	$1,019,564	$538,102	$—	$1,557,666

Cost of goods sold	345,742	120,937	120,676	587,355
Research and development	35,902	28,936	36,355	101,193
Selling, general and administrative	220,047	154,427	241,842	616,316
Intangible asset amortization	—	—	13,882	13,882
2022 Total cost and expenses	601,691	304,300	412,755	1,318,746

2022 Operating income (loss)	$417,873	$233,802	$(412,755)	238,920
Interest income				11,917
Interest expense				(49,594)
Gain on sale of business				644
Other income, net				12,007
Income before income taxes				$213,894

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not allocate any long-lived assets to the reportable segments. Asset information by segment is not reported internally or otherwise regularly reviewed by the Chief Operating Decision Maker.
The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and tangible long-lived assets by major geographic area are summarized below:

Dollars in thousands	United States	Europe	Asia Pacific	Rest of the World	Consolidated
Total revenue, net:
2024	$1,192,675	$158,496	$176,614	$82,742	$1,610,527
2023	1,100,730	165,221	193,096	82,526	1,541,573
2022	1,126,810	170,903	176,477	83,476	1,557,666
Total long-lived assets:
2024	534,336	52,385	28,264	1,295	616,280
2023	481,508	51,730	19,842	1,497	554,577
2022	440,223	60,857	12,975	2,721	516,776
17. FAIR VALUE MEASUREMENTS
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.
Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three-level hierarchy of the inputs (i.e., assumptions that market participants would use in pricing an asset or liability) used to measure fair value, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable inputs in measuring fair value. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the entire fair value measurement. The three levels of the valuation hierarchy are defined as follows:
Level 1: Inputs to the valuation methodology are quoted prices in active markets for identical assets or liabilities.
Level 2: Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3: Inputs to the valuation methodology are unobservable inputs that are supported by little or no market activity and are based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company has investments in time deposits that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, as well as certain debt obligations that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The investments in time deposits are classified as cash and cash equivalents and short-term investments on the consolidated balance sheets which is determined based on maturities at the time of purchase and re-evaluated at each balance sheet date.
The Company also has investments in derivative instruments, which are comprised of interest rate swaps, cross currency swaps, net investment hedges, and forward foreign currency contracts that are classified within Level 2 of the fair value hierarchy because they are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 6. Derivative Instruments for further discussion and information on these derivative contracts.
In addition, the Company has contingent consideration liabilities that are classified within Level 3 of the fair value hierarchy because they are measured at fair value using significant unobservable inputs, including management’s forecast of future revenues for the acquired businesses as well as management’s estimates of the likelihood of achieving the other specified criteria. Refer to Note 15. Commitments and Contingencies for additional information on these contingent consideration liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024, 2023, and 2022 consisted of the following:

		Years Ended
Dollars in thousands	Fair Value Measurement	2024	2023	2022
Assets:
Cash and cash equivalents	Level 1	$246,375	$276,402	$456,661
Short-term investments	Level 1	27,192	32,694	—
Interest rate swaps	Level 2	48,795	43,556	56,712
Pension plan assets	Level 2	51,818	45,724	38,053
Foreign currency forward contracts (not designated as hedges)	Level 2	1,700	1,200	1,100
Total Assets:		$375,880	$399,576	$552,526

Liabilities:
Cross currency rate swaps	Level 2	$4,367	$40,672	$7,769
Net investment hedges	Level 2	31,113	49,609	5,643
Foreign currency forward contracts	Level 2	914	—	—
Contingent consideration	Level 3	69,657	87,312	74,432
Pension project benefit obligation	Level 2	67,262	65,101	50,364
Total Liabilities:		$173,313	$242,694	$138,208

A rollforward of the fair value of the contingent consideration liabilities, as determined by Level 3 unobservable inputs, during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were as follows:

	Years Ended
Dollars in thousands	2024	2023	2022
Balance at beginning of period	$87,312	$74,432	$37,129
Change in fair value	(5,255)	12,880	37,303
Payments	(12,400)	—	—
Balance at end of period	$69,657	$87,312	$74,432
There were no transfers into or out of Level 3 during the years ended December 31, 2024, December 31, 2023, and December 31, 2022.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company remeasures the fair value of certain assets and liabilities, including property, plant and equipment; operating lease - right of use assets; and goodwill and other intangible assets, upon the occurrence of certain events. The amounts recognized were recorded to remeasure the carrying amount of assets to the assets’ fair values, which were generally estimated, based upon a market participant’s perspective, using Level 3 measurements, including values estimated using the income approach.
Other than the fair value estimates disclosed in Note 4. Acquisitions and Divestitures, Note 7. Goodwill and Other Intangibles, and Note 11. Lease and Related Party Leases, there were no non-recurring fair value measurements during the years ended December 31, 2024, December 31, 2023, and December 31, 2022.
18. SUBSEQUENT EVENTS
On January 15, 2025, the Company completed the purchase of its manufacturing facility located in Plainsboro, New Jersey. The Company made a cash payment of $10.4 million upon closing.