Form 10-Q
period 2025-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2025-05-05
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 2, 2025 was 77,712,274.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Total revenue, net	$382,653	$368,872

Costs and expenses:
Cost of goods sold	188,221	162,038
Research and development	24,728	26,965
Selling, general and administrative	181,497	165,798
Intangible asset amortization	3,704	10,107
Total costs and expenses	398,150	364,908
Operating (loss) income	(15,497)	3,964
Interest income	4,420	5,040
Interest expense	(18,815)	(13,624)
Other expense, net	(144)	(610)
Loss before income taxes	(30,036)	(5,230)
Benefit for income taxes	(4,743)	(1,949)
Net loss	$(25,293)	$(3,281)

Net loss per share
Basic and diluted	$(0.33)	$(0.04)

Weighted average common shares outstanding (See Note 13):
Basic and diluted	76,463	77,735
Comprehensive (loss) income (See Note 14)	(21,828)	1,179

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$239,104	$246,375
Short-term investments	34,191	27,192
Trade accounts receivable, net of allowances of $6,482 and $6,917	252,446	272,370
Inventories, net	445,418	429,090
Prepaid Expenses	103,874	77,001
Other Current Assets	32,214	29,653
Total current assets	1,107,247	1,081,681
Property, plant and equipment, net	422,913	405,723
Right of use asset - operating leases	138,463	144,042
Intangible assets, net	1,187,535	1,207,588
Goodwill	1,105,386	1,096,952
Deferred tax assets, net	38,008	34,923
Other assets	53,199	66,515
Total assets	$4,052,751	$4,037,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$38,750	$33,906
Current portion of lease liability - operating leases	14,171	14,540
Convertible securities	573,899	573,170
Accounts payable, trade	91,296	82,502
Contract liabilities	10,539	10,483
Accrued compensation	52,381	85,617
Accrued expenses and other current liabilities	137,416	121,908
Total current liabilities	918,452	922,126
Long-term borrowings under senior credit facility	1,128,541	1,087,917
Long-term borrowings under securitization facility	102,100	108,100
Lease liability - operating leases	161,476	166,930
Deferred tax liabilities	57,581	60,833
Other liabilities	160,462	146,238
Total liabilities	2,528,612	2,492,144
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 92,136 and 91,610 issued at March 31, 2025 and December 31, 2024, respectively	921	916
Additional paid-in capital	1,323,081	1,323,431
Treasury stock, at cost; 14,424 shares and 14,445 shares at March 31, 2025 and December 31, 2024, respectively	(690,379)	(691,411)
Accumulated other comprehensive loss	(24,106)	(27,571)
Retained earnings	914,622	939,915
Total stockholders’ equity	1,524,139	1,545,280
Total liabilities and stockholders’ equity	$4,052,751	$4,037,424
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(25,293)	$(3,281)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,188	30,566
Non-cash impairment charges	—	7,064
Deferred income tax benefit	(1,832)	(2,856)
Share-based compensation	1,870	5,599
Amortization of debt issuance costs and expenses associated with debt refinancing	1,385	1,398
Non-cash lease expense	(254)	149
Loss on disposal of property and equipment	495	12
Change in fair value of contingent consideration and others	(162)	456
Changes in assets and liabilities:
Accounts receivable	21,451	16,827
Inventories	(13,696)	(19,021)
Prepaid expenses and other current assets	(17,551)	(2,676)
Other non-current assets	1,510	339
Accounts payable, accrued expenses and other current liabilities	(18,000)	(19,210)
Contract liabilities	244	(1,498)
Other non-current liabilities	1,388	1,888
Net cash (used in) provided by operating activities	(11,257)	15,756
INVESTING ACTIVITIES:
Purchases of property and equipment	(28,920)	(15,465)
Purchases of short term investments	(7,000)	(38,500)
Net cash used in investing activities	(35,920)	(53,965)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	54,400	370,500
Payments on debt	(15,244)	(15,100)
Payments for contingent considerations	(2,600)	—
Proceeds from exercised stock options	957	6,398
Cash taxes paid in net equity settlement	(2,136)	(3,122)
Net cash provided by financing activities	35,377	358,676
Effect of exchange rate changes on cash and cash equivalents	4,529	(4,963)
Net (decrease) increase in cash and cash equivalents	(7,271)	315,504
Cash and cash equivalents at beginning of period	246,375	276,402
Cash and cash equivalents at end of period	$239,104	$591,906
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	91,609	$916	(14,445)	$(691,411)	$1,323,431	$(27,571)	$939,915	$1,545,280
Net loss	—	—	—	—	—	—	(25,293)	(25,293)
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,465	—	3,465
Issuance of common stock through employee stock purchase plan	44	—	—	—	957	—	—	957
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	483	5	21	1,032	(3,167)	—	—	(2,130)
Share-based compensation		—	—	—	1,860	—	—	1,860
Balance, March 31, 2025	92,136	$921	(14,424)	$(690,379)	$1,323,081	$(24,106)	$914,622	$1,524,139

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	90,920	$909	(12,751)	$(647,262)	$1,302,484	$(15,106)	$946,859	$1,587,884
Net loss	—	—	—	—	—	—	(3,281)	(3,281)
Other comprehensive income, net of tax	—	—	—	—	—	4,460	—	4,460
Issuance of common stock through employee stock purchase plan	23	—	—	—	965	—	—	965
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	541	2	16	840	1,470	—	—	2,312
Share-based compensation	—	4	—	—	5,608	—	—	5,612
Balance, March 31, 2024	91,484	$915	(12,735)	$(646,422)	$1,310,527	$(10,646)	$943,578	$1,597,952
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
In the opinion of management, the March 31, 2025 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire year.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application to all prior periods presented in the financial statements is permitted. The Company will adopt ASU 2023-09 for the annual period ending on December 31, 2025. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's disclosures.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company’s financial position, results of operations or cash flows.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand, as well as time deposits with original maturities of three months or less and money market funds, which are highly liquid and readily convertible to cash, totaling approximately $239.1 million and $246.4 million at March 31, 2025 and December 31, 2024, respectively.
Short-term investments
The Company had short term investments, primarily consisting of time deposits with original maturities between three months and one year, totaling approximately $34.2 million at March 31, 2025 compared to $27.2 million at December 31, 2024. The short term investments are valued based on Level 1 measurements in the fair value hierarchy.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the issuance of the accompanying unaudited condensed consolidated financial statements.
Recent tariff changes imposed by the U.S. and China have created increased risks and uncertainties surrounding the Company’s future results of operations. The impact of tariffs in the first quarter of 2025 was not material. However, should universal tariffs be implemented as initially announced in April 2025, the Company anticipates a significant adverse impact on its future costs of revenue, which will impact its results of operations. Particularly, the U.S. import tariffs and the reciprocal measures by China, are expected to increase the Company’s cost of goods sold. The Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of the products and materials, and the Company’s ability to offset the effects of any tariffs that might be imposed.
Compliance with the financial covenants contained in the seventh amendment and restatement entered into by the Company on March 24, 2023 (the “March 2023 Amendment”) of the Senior Credit Facility (the “Senior Credit Facility”) (as discussed in Note 6. Debt) is measured quarterly and failure to meet the covenant requirements would constitute an event of default under the Senior Credit Facility. Due to risks and uncertainties concerning tariffs with regards to the Company’s operations, industry, financial condition, performance, operating results and liquidity, the Company may not maintain compliance with the financial covenants over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements, which noncompliance, should it occur, would raise substantial doubt about the Company’s ability to continue as a going concern. If an event of default occurs and the Company is unable to obtain necessary waivers or amendments, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, if an event of default occurs, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Senior Credit Facility were to be accelerated, the Company’s assets may not be sufficient to repay in full the debt that may become due as a result of that acceleration. The Company could seek replacement financing at prevailing market rates or raise additional capital by issuing equity or debt securities; however, this may not be on terms favorable to the Company, or available at all.
As of March 31, 2025, the Company was in compliance with the financial covenants in the Senior Credit Facility. In response to the risks and uncertainties surrounding the Company’s future results of operations due to tariffs, the Company has taken actions to reduce expenses and maintain compliance with its financial covenants. In the event that performance is below the forecasted levels, the Company may also implement certain additional initiatives, such as price increases to offset tariff costs and rationalization of selling, general and administrative expenses, which would allow it to continue to comply with the financial covenants. The Company may consider taking other actions, including negotiating with its lenders for an amendment or modification to the financial covenants, as deemed appropriate.

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
The Company incurred employee termination costs on restructuring activities in the consolidated statement of operations for the three months ended March 31, 2025 and 2024. The following table summarizes the activity in the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance, beginning of the year	$5,151	$2,113
Charges:
Cost of Goods Sold	6	—
Research and development	342	—
Selling, general and administrative	5,251	—
Payments and other adjustments	(1,330)	(971)
Balance, end of the period	$9,420	$1,142

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
2. ACQUISITIONS AND DIVESTITURES
Acquisition of Durepair®
On October 2, 2024, the Company completed the acquisition of the product rights for Durepair Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total consideration of $45.0 million. The Company made a cash payment of $10.0 million upon the closing of the acquisition and will make additional cash payments of $15.0 million upon the first anniversary of the acquisition and $20.0 million upon the second anniversary of the acquisition. The additional cash payments to be paid in October 2025 and October 2026 were included at their present values in accrued expenses and other current liabilities and other liabilities, respectively, as of March 31, 2025.
The acquisition of the product rights for Durepair, which consist of certain patents and trademarks, regulatory approvals, and other records, has been accounted for as an asset acquisition in accordance with ASC 805, Business Combinations (“ASC 805”) as the acquisition does not include an assembled workforce and substantially all of the fair value of the assets acquired is concentrated in a single identifiable intangible asset.
Acquisition of Acclarent, Inc.
On April 1, 2024, the Company completed the acquisition of all of the outstanding capital stock of Acclarent, Inc. (“Acclarent”), a developer and marketer of medical devices used in ear, nose, throat (“ENT”) procedures, from Ethicon, Inc., a subsidiary of Johnson & Johnson, for approximately $282.0 million in cash, subject to customary adjustments set forth in the purchase agreement related to working capital balances transferred to the Company. In the second half of 2024, the Company finalized and settled the working capital adjustment in the amount of $4.2 million, which resulted in a reduction to goodwill and also recognized a measurement period adjustment to recognize deferred tax liabilities of $1.1 million with a corresponding increase to goodwill as a result of a change to the estimated deferred tax rate applied and the book-to-tax difference associated with fixed assets acquired.
The addition of Acclarent’s ENT product portfolio, including sinus balloon dilation, eustachian tube balloon dilation, and surgical navigation systems technologies, and dedicated salesforce will enhance the Company’s position in the ENT specialty device market.
Acclarent’s results of operations have been reported in the Company’s Codman Specialty Surgical reportable segment from the date of acquisition. The Company recorded revenue from Acclarent of approximately $29.1 million, in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2025. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company’s operations.
Assets Acquired and Liabilities Assumed at Fair Value
The Acclarent acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805. This method requires that assets acquired and liabilities assumed in a business combination are recognized at their fair values as of the acquisition date.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Dollars in thousands	Estimated Fair Value	Estimated Useful Life
Current assets:
Cash	$—
Trade accounts receivable, net of allowances of $3,885	23,716
Inventories, net	20,294
Prepaid expenses	273
Other current assets	476
Total current assets	$44,759
Property, plant and equipment, net	7,716
Right of use asset - operating leases	989
Intangible assets, net
Completed technology	202,000	12 years
Trademarks/brand names	3,000	5 years
All other	17,000	4 years
Goodwill	62,482
Deferred tax assets	6,895
Total assets acquired	$344,841

Current liabilities:
Accounts payable, trade	3,989
Contract liabilities	3,984
Accrued compensation	1,037
Accrued expenses and other current liabilities	2,278
Current portion of lease liability - operating leases	365
Total current liabilities	$11,653
Lease liability - operating leases	624
Deferred tax liabilities	54,753
Total liabilities assumed	67,030

Net assets acquired	$277,811
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the changes in the contract asset and liability balances for the three months ended March 31, 2025:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2025	$6,146
Transferred to trade receivable from contract asset included in beginning of the year contract asset	$(6,146)
Contract asset, net of transferred to trade receivables on contracts during the period	$5,115
Contract asset, March 31, 2025	$5,115

Contract Liability
Contract liability, January 1, 2025	$19,669
Recognition of revenue included in beginning of year contract liability	$(3,387)
Contract liability, net of revenue recognized on contracts during the period	$3,619
Foreign currency translation	$40
Contract liability, March 31, 2025	$19,941
At March 31, 2025, the short-term portion of the contract liability of $10.5 million and the long-term portion of $9.4 million are included in current liabilities and other liabilities, respectively, in the consolidated balance sheet.
As of March 31, 2025, the Company is expected to recognize revenue of approximately 53% of unsatisfied or partially unsatisfied performance obligations as revenue within 12 months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Neurosurgery	$190,912	$202,268
Instruments	50,950	44,373
ENT(1)	38,802	9,793
Total Codman Specialty Surgical	280,664	256,434

Wound Reconstruction and Care	74,779	80,877
Private Label	27,210	31,561
Total Tissue Technologies	101,989	112,438
Total revenue	$382,653	$368,872
(1) Prior period revenues included within our instruments business have been reclassified under the ENT business.
See Note 15. Segment and Geographic Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	March 31, 2025	December 31, 2024
Finished goods	$225,362	$223,729
Work in process	92,638	79,423
Raw materials	127,418	125,938
Total inventories, net	$445,418	$429,090
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2025 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2024	$715,730	$381,222	$1,096,952
Foreign currency translation	5,503	2,931	8,434
Goodwill at March 31, 2025	$721,233	$384,153	$1,105,386
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
The Company performed a hypothetical sensitivity analysis of the fair value for each reporting unit by increasing the discount rate by 50 basis points, decreasing the terminal growth rate by 50 basis points, and holding all other assumptions constant, which resulted in a decrease to the estimated fair value of the Tissue Technology reporting unit by 4.5%, a decrease to the estimated fair value of the Neurosurgery reporting unit by 3.8%, and a decrease to the estimated fair value of the Instruments and ENT reporting unit by 3.5%. Based on the results of the hypothetical sensitivity analyses, the Company would still not have recorded an impairment of goodwill for Tissue Technologies, Neurosurgery, or Instruments and ENT reporting units
During the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Company’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”), the Company elected to perform a quantitative analysis of its Tissue Technologies reporting unit. The quantitative test utilized a terminal growth rate of 2.0% and a discount rate of 14.5% in the income approach. An impairment loss is recognized when the reporting unit’s carrying amount exceeds its estimated fair value. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was not less than its carrying amount, with 19.9% headroom.
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2025
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,458,727	$(551,340)	$907,387
Customer relationships	12 years	167,028	(139,286)	27,742
Trademarks/brand names	27 years	100,809	(43,541)	57,268
Codman tradename	Indefinite	170,320	—	170,320
Supplier relationships	30 years	30,211	(19,371)	10,840
All other	6 years	23,014	(9,036)	13,978
		$1,950,109	$(762,574)	$1,187,535

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2024
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,452,545	$(525,959)	$926,586
Customer relationships	12 years	166,038	(137,186)	28,852
Trademarks/brand names	27 years	99,951	(42,173)	57,778
Codman tradename	Indefinite	168,202	—	168,202
Supplier relationships	30 years	30,211	(19,126)	11,085
All other	6 years	22,820	(7,735)	15,085
		$1,939,767	$(732,179)	$1,207,588
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
In the third quarter of 2024, the Company elected to bypass the qualitative evaluation for its Codman trade name intangible asset and perform a quantitative test. In performing this test, the Company utilized a discount rate of 13.0%. The assumptions used in evaluating the Codman trade name for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman trade name intangible asset.
Intangible Assets with Definite Lives
Developed technologies and other definite-lived intangible assets are amortized over their estimated useful lives either using the straight-line method or, if reliably determinable, based on the pattern of which the economic benefit of the asset is expected to be utilized. Definite-lived intangible assets are periodically evaluated for impairment in accordance with FASB Topic 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that a definite-lived intangible asset’s carrying value may not be recoverable.
Total amortization of intangible assets for the three months ended March 31, 2025 was $26.5 million. Of this amount, $22.8 million was related to amortization of technology based intangibles and included in cost of goods sold.
Total amortization of intangible assets for the three months ended March 31, 2024 was $27.7 million. Of this amount, $17.6 million was related to amortization of technology based intangibles and included in cost of goods sold. $7.1 million related to the impairment of a customer relationship intangible and the remainder were included in intangible amortization in the statement of operations.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $79.6 million for the remainder of 2025, $106.0 million in 2026, $105.0 million in 2027, $101.4 million in 2028, $96.2 million in 2029, $90.1 million in 2030 and $439.2 million thereafter.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility, the Company elected to perform quantitative impairment testing on certain definite-lived intangible assets including completed technology and customer relationships in accordance with FASB ASC Topic 360, Property, Plant and Equipment. The Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. In the second quarter of 2024, the Company approved a plan to transition the commercial distribution of SurgiMend and PriMatrix from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts (the “Braintree facility”). The Company considered the impact to the update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility on the assumptions used in the quantitative assessment of the definite-lived intangible assets completed in the first quarter of 2024, which did not require further evaluation for impairment. The carrying values of SurgiMend and PriMatrix are $31.0 million and $23.3 million, respectively, as of March 31, 2025.
Potential Impact of Risks and Uncertainties on Management’s Estimates
The recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. In April 2025, President Trump announced reciprocal tariffs on many countries with additional tariffs on the pharmaceutical industry to be announced in the near future. Certain countries, such as China, have responded with retaliatory tariffs. The assumptions used by the Company in its quantitative tests of goodwill and intangible assets are inherently subject to uncertainty and slight changes in these assumptions, including the extent and duration of any subsequent changes in U.S. import tariffs and reciprocal measures by China and the resulting impact on general economic conditions and on the Company’s business, could have a significant impact on the concluded values.
6. DEBT
Amendment to the Seventh Amended and Restated Senior Credit Agreement
On March 24, 2023, the Company entered into the March 2023 Amendment of the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest. The Company continues to have the aggregate principal amount of up to approximately $2.1 billion available to it through the following facilities: (i) a $775 million term loan facility, and (ii) a $1.3 billion revolving credit facility, which includes a $60 million sublimit for the issuance of standby letters of credit and a $60 million sublimit for swingline loans. The terms of the Senior Credit Facility limit the amount of dividends the Company may pay.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at March 31, 2025, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.
At March 31, 2025 and December 31, 2024, there was $415.0 million and $365.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At March 31, 2025 and December 31, 2024, there was $755.6 million and $760.5 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 5.9% and 6.0%, respectively. As of March 31, 2025 and December 31, 2024 there was $38.8 million and $33.9 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
The fair value of the term loan and revolving portion of the Senior Credit Facility at March 31, 2025 was $743.5 million, and $407.8 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of March 31, 2025 and December 31, 2024 totaled $1.7 million. There were no amounts drawn under the letters of credit outstanding as of March 31, 2025.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of March 31, 2025	Principal Repayment
Dollars in thousands
Remainder of 2025	$29,063
2026	38,750
2027	53,281
2028	634,531
$755,625
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $33.1 million for the remainder of 2025, $42.2 million in 2026, $39.7 million in 2027, and $8.7 million in 2028. Interest is calculated on the term loan portion of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Credit Agreement. As the revolving credit facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on an initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company’s common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period specified in the Original Indenture; (3) if the Company calls the notes for optional redemption as described in the Original Indenture; or (4) if specified corporate transactions occur. As of March 31, 2025, none of these conditions existed and the 2025 Notes are classified as current convertible securities on the consolidated balance sheet, as they are due within one year.
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
At March 31, 2025, the carrying amount of the liability of the 2025 Notes was $575.0 million. The fair value of the 2025 Notes at March 31, 2025 was $564.9 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quotes. The 2025 Notes are valued based on Level 1 measurements in the fair value hierarchy. Level 1 inputs represent quoted prices in active markets for identical assets or liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Securitization Facility
In 2018, the Company entered into an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of March 31, 2025, the Company was in compliance with the covenants and none of the termination events had occurred.
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
At March 31, 2025 and December 31, 2024, the Company had $102.1 million and $108.1 million, respectively, of outstanding borrowings under its Securitization Facility at an interest rate of 5.4% and 5.4%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at March 31, 2025 was $100.0 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of March 31, 2025 and December 31, 2024 are as follows:

		March 31, 2025		December 31, 2024
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$755,625	$743,524	$760,469	$751,143
Senior credit facility - revolving component	Level 2	415,000	407,798	365,000	360,144
2025 Notes	Level 1	575,000	564,938	575,000	555,594
Securitization	Level 2	102,100	100,049	108,100	105,831
Subtotal		$1,847,725	$1,816,309	$1,808,569	$1,772,712
Debt issuance costs		(4,435)		(5,476)
Total debt		$1,843,290	$1,816,309	$1,803,093	$1,772,712

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
7. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable interest rate borrowings. The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company’s expected SOFR-indexed borrowings. Additionally, the Company entered into a basis swap where the Company receives Term SOFR and pays daily compounded SOFR to convert the portfolio of swaps from daily compounded SOFR to Term SOFR.
The Company held the following interest rate swaps as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	March 31, 2025	December 31, 2024					March 31, 2025	December 31, 2024
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	224	421
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	208	502
1-month Term SOFR Loan	75,000	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	215	403
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	2,178	3,406
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	2,313	3,507
1-month Term SOFR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	29,856	34,537
1-month Term SOFR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	6,796	7,848
Basis Swap (1)	—	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,885)	(1,829)
	$1,125,000	$1,125,000					$39,905	$48,795
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the three months ended March 31, 2025 and 2024 the Company recorded a loss of $(7.5) million and a gain of $14.7 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.
For the three months ended March 31, 2025 and 2024, the Company recorded gains of $1.4 million and $5.2 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of March 31, 2025 within the next twelve months is $13.9 million.
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
In December 2020, the Company entered into cross-currency swap agreements to convert a notional amount of $471.6 million equivalent to 420.1 million of a CHF-denominated intercompany loan into U.S. dollars. The CHF-denominated intercompany loan was the result of an intra-entity transfer of certain intellectual property rights to a subsidiary in Switzerland completed during the fourth quarter of 2020. The intercompany loan requires quarterly principal payments of CHF 5.8 million plus accrued interest. As a result, the aggregate notional amount of the related cross-currency swaps will decrease by a corresponding amount.
In February 2025, the Company amended the CHF-denominated intercompany loan to extend the maturity to December 2030. Concurrently, the Company amended the cross-currency swap agreement, with a notional amount of $368.4 million, equivalent to CHF 328.1 million, to extend the maturity to December 2030.
The Company held the following cross-currency rate swaps as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

					March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	February 19, 2025	3.00%	CHF	—	328,136	—	(4,367)
Receive U.S.$			3.98%		$—	368,362

Pay CHF	February 20, 2025	December 20, 2030	3.25%	CHF	322,387	—	(16,092)	—
Receive U.S.$			6.14%		$361,907	—

Total							$(16,092)	$(4,367)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three months ended March 31, 2025 and 2024 the Company recorded a loss of $(10.0) million and a gain of $29.5 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the three months ended March 31, 2025 and 2024 the Company recorded a loss of $(9.4) million and a gain of $30.1 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the three months ended March 31, 2025 and 2024 the Company recorded gains of $1.2 million and $1.3 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of March 31, 2025 within the next twelve months is $7.8 million. As of March 31, 2025, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
Net Investment Hedges
The Company manages certain foreign exchange risks through a variety of strategies, including hedging. The Company is exposed to foreign exchange risk from its international operations through foreign currency purchases, net investments in foreign subsidiaries, and foreign currency assets and liabilities created in the normal course of business.
In February 2025, the Company entered into a cross-currency swap agreement with a notional amount of CHF 67.8 million equivalent to $75.0 million, where the Company agreed with third-parties to sell CHF in exchange for U.S. dollars at a specified rate at the maturity of the contract. The new cross-currency swap agreement was designated as a net investment hedge to partially offset the effects of foreign currency on foreign subsidiaries.
The Company held the following cross-currency rate swaps designated as net investment hedges as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

					March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	3,026	4,827
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	240,175	240,175	(30,561)	(27,951)
Receive U.S.$			1.94%		$250,000	250,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(3,208)	(3,248)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	68,483	(4,694)	(4,741)
Receive U.S.$			2.74%		$75,000	75,000

Pay CHF	February 21, 2025	December 15, 2031	—%	CHF	67,800	—	(1,742)	—
Receive U.S.$			3.24%		$75,000	—

Total							(37,179)	(31,113)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three months ended March 31, 2025 and 2024, the Company recorded a loss of $(3.4) million and a gain of $24.9 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps.
For the three months ended March 31, 2025 and 2024, the Company recorded gains of $2.6 million and $2.2 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The estimated gain that is expected to be reclassified to interest income from AOCI as of March 31, 2025 within the next twelve months is $10.9 million.
Foreign Currency Forward Contracts
The Company has entered into forward contracts designated as cash flow hedges for forecasted purchases in foreign currencies, primarily CHF denominated intercompany purchases. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in accumulated comprehensive loss. These changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs. These contracts typically settle at various dates within twelve months of execution. As of March 31, 2025 the notional amount of foreign currency forward contracts was CHF 15.5 million.
For the three months ended March 31, 2025 and 2024, the Company recorded a gain of $0.4 million and a loss of $(0.6) million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts.
For the three months ended March 31, 2025 and 2024, the Company recorded an immaterial gain and a loss of $(0.1) million, respectively, in other income and cost of goods sold included in the consolidated statements of operations related to the amortization of forward points and rate translation on the foreign currency forward contracts.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2025	December 31, 2024
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$14,855	$12,320
Cross-currency swap	7,813	—
Foreign currency forward contracts	9	—
Net Investment Hedges
Cross-currency swap	8,895	8,605
Other assets
Cash Flow Hedges
Interest rate swap	26,935	38,302
Total derivatives designated as hedges — Assets	$58,507	$59,227

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$936	$684
Cross-currency swap	—	4,367
Foreign currency forward contracts	—	914
Net Investment Hedges
Cross-currency swap	1,269	210
Other liabilities
Cash Flow Hedges
Interest rate swap	949	1,145
Cross-currency swap	23,905	—
Net Investment Hedges
Cross-currency swap	44,805	39,507
Total derivatives designated as hedges — Liabilities	$71,864	$46,827
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2025 and 2024:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended March 31, 2025
Cash Flow Hedges
Interest rate swap	$48,794	$(7,463)	$1,426	$39,905	Interest expense
Cross-currency swap	(11,621)	(10,032)	(8,230)	(13,423)	Other income, net
Foreign Currency Forward Contract	(624)	436	23	(211)	Cost of Sales
Net Investment Hedges
Cross-currency swap	(31,130)	(3,435)	2,633	(37,198)	Interest income
	$5,419	$(20,494)	$(4,148)	$(10,927)
Three Months Ended March 31, 2024
Cash Flow Hedges
Interest rate swap	$43,556	$14,723	$5,219	$53,060	Interest expense
Cross-currency swap	(15,763)	29,532	31,473	(17,704)	Other income, net
Foreign Currency Forward Contract	$—	$(629)	$(110)	$(519)
Net Investment Hedges
Cross-currency swap	(45,498)	24,920	2,202	(22,780)	Interest income
	$(17,705)	$68,546	$38,784	$12,057
Derivative Instruments not Designated Hedges:
During 2024 and 2025 the Company entered into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany balances in Chinese yuan (“CNH”) and CHF. These contracts typically settle at various dates within twelve months of execution. As of March 31, 2025, the notional amounts totaled CNH 150.0 million and CHF 20.0 million, equivalent to $20.8 million and $22.9 million, respectively.
In 2021, the Company entered into a foreign currency swap, with a notional amount of 800.0 million JPY, equivalent to $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to JPY 500.0 million, equivalent to $4.6 million as of March 31, 2025.
The fair value of the foreign currency swaps not designated as hedges was $1.6 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively.
The following table summarizes the gains on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended March 31,
	2025	2024
Foreign currency forward contracts	174	—
Foreign currency swaps	169	$273
Total	$343	$273

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
8. STOCK-BASED COMPENSATION
As of March 31, 2025, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”).
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
Stock Options
As of March 31, 2025, there were approximately $4.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 395,252 stock options granted during the three months ended March 31, 2025. For the three months ended March 31, 2025, the weighted average grant date fair value for stock options granted was $10.77 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of March 31, 2025, there was approximately $46.6 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 752,668 restricted stock awards and 395,781 performance stock awards during the three months ended March 31, 2025. For the three months ended March 31, 2025, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $23.76 and $23.95 per award, respectively.
The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan based on its terms.
9. RETIREMENT PLANS
The Company has various defined benefit plans which cover certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2025 were $0.4 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million for the three months ended March 31, 2025 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2024 were $0.4 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million for the three months ended March 31, 2024 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $54.4 million and $51.8 million as of March 31, 2025 and December 31, 2024, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2025 and December 31, 2024. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a deferred compensation plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $6.8 million and $6.7 million as of March 31, 2025 and December 31, 2024, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities, and vehicles through operating lease agreements. The Company has no finance leases as of March 31, 2025. Many of the Company’s leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the three months ended March 31, 2025 and March 31, 2024 was $5.9 million and $6.3 million, respectively, which includes $0.1 million, in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	March 31, 2025	December 31, 2024
ROU assets	$138,463	$144,042

Current lease liabilities	14,171	14,540
Non-current lease liabilities	161,476	166,930
Total lease liabilities	$175,647	$181,470

Weighted average remaining lease term (in years):
Leased facilities	16.0 years	16.1 years
Leased vehicles	2.3 years	2.3 years

Weighted average discount rate:
Leased facilities	5.3%	5.4%
Leased vehicles	2.8%	2.8%
Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 were as follows:

Dollars in thousands	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,890	$5,734

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$958	$746

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Future minimum lease payments under operating leases at March 31, 2025 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2025	$222	$17,011	$17,233
2026	296	19,584	19,880
2027	296	19,256	19,552
2028	296	17,230	17,526
2029	246	17,021	17,267
2030	—	16,828	16,828
Thereafter	—	150,848	150,848
Total minimum lease payments	$1,356	$257,778	$259,134
Less: Imputed interest			83,487
Total lease liabilities			175,647
Less: Current lease liabilities			14,171
Long-term lease liabilities			161,476
There were no future minimum lease payments under finance leases at March 31, 2025.
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
11. TREASURY STOCK
As of March 31, 2025 and December 31, 2024, there were 14.4 million and 14.4 million shares of treasury stock outstanding with a cost of $690.4 million and $691.4 million, at a weighted average cost per share of $47.86 and $47.86, respectively.
In 2024, the Company entered into a $50 million accelerated share repurchase (“the 2024 ASR”) and received 1.3 million shares of common stock at inception of the 2024 ASR, which represented approximately 70% of the expected total shares under the 2024 ASR. The early exercise provision was exercised by the 2024 ASR counterparty. The Company received an additional 0.4 million shares determined using the volume-weighted average price of the Company’s common stock during the term of the 2024 ASR.
On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program. As of March 31, 2025, $50 million remained authorized. The program, which was authorized in July 2023 and expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2025	2024
Reported tax rate	15.8%	37.3%
The Company’s effective income tax rates for the three months ended March 31, 2025 and 2024 were 15.8% and 37.3%, respectively. For the three months ended March 31, 2025, the Company’s effective tax rate was driven by federal, state, and international tax benefits generated from operating losses in certain jurisdictions, offset by the inclusion of Global Intangible Low-Taxed Income (“GILTI”) and additional taxes to meet the global minimum tax in certain foreign jurisdictions. For the three months ended March 31, 2024, the Company’s effective tax rate was driven by a $1.5 million shortfall from stock based compensation, offset by a tax benefit for intangible asset impairment.
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration and legislators are considering new tax legislation, which may impact the Company's income tax provision. Further, legislation in foreign jurisdictions may be enacted, in continued response to the base erosion and profit-sharing (“BEPS”) project begun by the Organization for Economic Cooperation and Development (“OECD”).
The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). A number of the jurisdictions that the Company operates in have adopted some form of the model rules, which became effective beginning in 2024. The Pillar 2 rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. The Company is calculating a $2.7 million expense related to Pillar 2 tax liability for the year ending December 31, 2025. Related changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate. The Company will continue to monitor legislative activity across its U.S. and non-U.S. jurisdictions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET LOSS PER SHARE
Basic and diluted net loss per share was as follows:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2025	2024
Basic net loss per share:
Net loss	$(25,293)	$(3,281)
Weighted average common shares outstanding	76,463	77,735

Basic net loss per common share	$(0.33)	$(0.04)

Diluted net loss per share:
Net loss	$(25,293)	$(3,281)

Weighted average common shares outstanding — Basic	76,463	77,735
Effect of dilutive securities:
Stock options and restricted stock	—	—
Weighted average common shares for diluted earnings per share	76,463	77,735

Diluted net loss per common share	$(0.33)	$(0.04)
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
Common stock of approximately 1.6 million and 1.3 million shares at March 31, 2025 and 2024, respectively, were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Net loss	$(25,293)	$(3,281)
Foreign currency translation adjustment	11,631	730
Change in unrealized (gain) loss on derivatives, net of tax	(8,016)	3,735
Pension liability adjustment, net of tax	(150)	(5)
Comprehensive (loss) income, net	$(21,828)	$1,179

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive (loss) income by component between December 31, 2024 and March 31, 2025 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2025	$26,612	$4,028	$(58,211)	$(27,571)
Other comprehensive (loss) gain	(14,101)	—	13,655	(446)
Less: Amounts reclassified from accumulated other comprehensive income, net	(6,085)	150	2,024	(3,911)
Net current-period other comprehensive (loss) gain	(8,016)	(150)	11,631	3,465
Balance at March 31, 2025	$18,596	$3,878	$(46,580)	$(24,106)
For the three months ended March 31, 2025, the Company reclassified a loss of $(7.0) million and a gain of $3.1 million from accumulated other comprehensive income to other income, net and interest income, respectively.
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
The operating results of the reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the reportable segments.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Net sales and profit by each reportable segment for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025
Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
Total revenue, net	$280,664	$101,989	$—	$382,653

Cost of goods sold	92,682	45,063	50,476	188,221
Research and development	7,945	3,719	13,064	24,728
Selling, general and administrative	69,674	37,161	74,662	181,497
Intangible asset amortization	—	—	3,704	3,704
Total cost and expenses	170,301	85,943	141,906	398,150

Operating income (loss)	$110,363	$16,046	$(141,906)	(15,497)
Interest income				4,420
Interest expense				(18,815)
Other income, net				(144)
Loss before income taxes				$(30,036)

	Three Months Ended March 31, 2024
Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
Total revenue, net	$256,434	$112,438	$—	$368,872

Cost of goods sold	92,973	37,538	31,527	162,038
Research and development	5,765	4,901	16,299	26,965
Selling, general and administrative	54,204	39,333	72,261	165,798
Intangible asset amortization	—	—	10,107	10,107
Total cost and expenses	152,942	81,772	130,194	364,908

Operating income (loss)	$103,492	$30,666	$(130,194)	3,964
Interest income				5,040
Interest expense				(13,624)
Other income, net				(610)
Loss before income taxes				$(5,230)

The Company does not allocate any assets to the reportable segments. No asset information is reported to the CODM and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
United States	$282,217	$256,229
Europe	35,326	41,596
Asia Pacific	45,105	49,545
Rest of World	20,005	21,502
Total Revenues	$382,653	$368,872

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
On February 21, 2025, a derivative lawsuit captioned Grabowsky v. Integra LifeSciences Holding Corp. et al, No. 3:25-cv-01399 (D.N.J.) was filed in the United States District Court for the District of New Jersey. The action purports to assert derivative claims on behalf of the Company against its current Board of Directors and certain of its current or former officers and directors. The action asserts claims that the individual defendants breached their fiduciary duties and harmed the Company by making false and misleading statements and omissions relating to certain quality systems issues identified by the U.S. Food and Drug Administration (“FDA”) at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. On March 28, 2025, the derivative lawsuit was voluntarily dismissed by the plaintiff.
On December 21, 2023, Fortis Advisors, LLC (representative of the security holders of ACell, Inc. (“ACell”)) filed for arbitration against Integra LifeSciences before the Court of International Arbitration of the International Chamber of Commerce claiming breach of contract related to the earnout consideration from the 2021 acquisition of ACell. Refer to the “Contingent Consideration” subheading of this Note for additional information on the ACell contingent consideration. The Company believes that it has strong defenses to the allegations in the arbitration and intends to defend the matter vigorously.
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
Contingent Consideration
The Company determined the fair value of contingent consideration during the three month period ended March 31, 2025 and March 31, 2024 to reflect the change in estimate, additions, payments, transfers and the time value of money during each period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2025 and March 31, 2024 is as follows (in thousands):

Three Months Ended March 31, 2025	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)
Balance as of January 1, 2025	$12,968	$2,686	$3	54,000
Payment	(5,000)	—	—	—
Change in fair value of contingent consideration liabilities	(812)	50	—	600
Balance, March 31, 2025	7,156	2,736	3	54,600

Short-Term - Accrued expenses and other liabilities	$3,598	$—	$—	$35,000
Long-Term - Other liabilities	3,558	2,736	3	19,600
Total	7,156	2,736	3	54,600

Three Months Ended March 31, 2024	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)
Balance as of January 1, 2024	$15,755	$2,557	$300	$68,700
Change in fair value of contingent consideration liabilities	(83)	39	—	500
Balance as of March 31, 2024	$15,672	$2,596	$300	$69,200

Short-Term - Accrued expenses and other liabilities	$7,562	$—	$—	$29,300
Long-Term - Other liabilities	8,110	2,596	300	39,900
Total	15,672	2,596	300	69,200
(1) Location in financial statements: Research and development
(2) Location in financial statements: Selling, general and administrative

Arkis BioSciences Inc.
As part of the acquisition of Arkis BioSciences Inc. (“Arkis”), the Company is required to pay the former shareholders of Arkis up to $25.5 million based on the timing of certain development milestones of $10.0 million and commercial sales milestones of $15.5 million, respectively. The Company used a probability weighted income approach to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specified milestone. The Company estimated the fair value of the contingent consideration to be $13.1 million at the acquisition date. In the first quarter of 2025, the Company paid out a development milestone related to design verification procedures for $5.0 million.
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
The Company also has investments in derivative instruments, which are comprised of interest rate swaps, cross currency swaps, net investment hedges, and forward foreign currency contracts that are classified within Level 2 of the fair value hierarchy because they are valued using analyses obtained from independent third-party valuation specialists based on market observable inputs. The fair values of these derivative contracts represent the estimated amounts the Company would receive or pay to terminate the contracts. Refer to Note 7. Derivative Instruments for further discussion and information on these derivative contracts.
In addition, the Company has contingent consideration liabilities that are classified within Level 3 of the fair value hierarchy because they are measured at fair value using significant unobservable inputs, including management’s forecast of future revenues for the acquired businesses as well as management’s estimates of the likelihood of achieving the other specified criteria. Refer to Note 16. Commitments and Contingencies for additional information on these contingent consideration liabilities.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 consisted of the following:

Dollars in thousands	Fair Value Measurement	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	Level 1	$239,104	$246,375
Short-term investments	Level 1	34,191	27,192
Interest rate swaps	Level 2	39,905	48,795
Foreign currency forward contracts	Level 2	9	—
Foreign currency forward contracts (not designated as hedges)	Level 2	1,608	1,700
Total Assets:		$314,817	$324,062

Liabilities:
Cross currency rate swaps	Level 2	$16,092	$4,367
Net investment hedges	Level 2	37,179	31,113
Foreign currency forward contracts	Level 2	—	914
Contingent consideration	Level 3	64,495	69,657
Total Liabilities:		$117,766	$106,051

A roll forward of the fair value of the contingent consideration liabilities, as determined by Level 3 unobservable inputs, during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Balance at beginning of period	$69,657	$87,312
Change in fair value	(162)	456
Payments	(5,000)	—
Balance at end of period	$64,495	$87,768
There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.
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
Other than the fair value estimates disclosed in Note 2. Acquisitions and Divestitures, Note 5. Goodwill and Other Intangible Assets, and Note 10. Leases and Related Party Leases, there were no non-recurring fair value measurements during the three months ended March 31, 2025 and 2024.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
We have made statements in this Quarterly Report that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, but not limited to, statements regarding our business strategy and plans, our growth and growth strategies, developments in the markets for our products and services, financial results, our planned product launches and effectiveness, our research and development strategy, regulatory approvals, our competitive strengths, objectives of management for future operations and current expectations or forecasts of future results, our expectations regarding the Boston facility and plans to operationalize the Company's manufacturing facility in Braintree, Massachusetts (“the Braintree facility”), our transition of the manufacture of SurgiMend® and PriMatrix® to the Braintree facility, our ability to obtain a pre-market approval (“PMA”) of SurgiMend PRS in implant-based breast reconstruction and to obtain a PMA for Durasorb® in 2026 for multiple indications for implant-based breast reconstruction, our expectations regarding the Compliance Master Plan (“the CMP”) implementation and engagement, our restructuring and cost-saving initiatives, our intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products and services, accounting estimates, financing activities, ongoing contractual obligations and compliance with restrictive and financial covenants of our outstanding indebtedness, working capital adequacy, value of our investments, our effective tax rate, estimates regarding the impact of tariffs adopted or implemented by the U.S. or other countries on our business, financial condition and results of operations, our expected returns to shareholders, and our sales efforts, are forward-looking statements. In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” or the negative version of these words or other similar words and expressions in this Quarterly Report.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We believe these risks include but are not limited to those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. Such risks and uncertainties include, but are not limited, to the following: the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, inflation, supply chain disruptions, trade regulation and tariffs, political instability, violent conflicts, and other macroeconomic disruptions and U.S. and global recession concerns, on the Company’s customers and on the Company’s business, financial condition, results of operations and cash flows; the Company's ability to execute its operating plan effectively; the Company’s ability to successfully integrate acquired businesses; the Company’s ability to achieve sales growth in a timely fashion; the Company’s ability to manufacture and ship sufficient quantities of its products to meet its customers’ demands; the ability of third-party suppliers to supply us with raw materials and finished products; the Company’s ability to manage its direct sales channels effectively; the sales performance of third-party distributors on whom the Company relies to generate revenue for certain products and geographic regions; the Company’s ability to access and maintain relationships with customers of acquired entities and businesses; physicians’ willingness to adopt and third-party payors’ willingness to provide or maintain reimbursement for the Company’s recently launched, planned and existing products; initiatives launched by the Company's competitors; downward pricing pressures from customers; the Company's ability to secure regulatory approval for products in development; the Company’s ability to remediate quality systems violations; difficulties or delays in obtaining and maintaining required regulatory approvals related to the transition of manufacturing SurgiMend and PriMatrix to the Braintree facility and obtain pre-market approval of SurgiMend PRS in implant-based breast reconstruction; the possibility that costs or difficulties related to building and the operationalization of the Braintree facility or the transition of manufacturing activities from the Company’s Boston facility to the Braintree facility will be greater than expected; fluctuations in hospitals’ spending for capital equipment; the Company’s ability to comply with regulations regarding products of human origin and products containing materials derived from animal source; the impact of changes in management or staff levels; the impact of goodwill and intangible asset impairment charges if future operating results of acquired businesses are significantly less than the results anticipated at the time of the acquisitions, the Company’s ability to leverage its existing selling organizations and administrative infrastructure; the Company’s ability to increase product sales and gross margins, and control both product and non-product costs and expenses; the amount and timing of divestiture, acquisition and integration-related costs; the geographic distribution of where the Company generates its taxable income; new U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the EU Medical Devices Regulation (“EU MDR”); the scope, duration and effect of additional U.S. and international governmental, regulatory, fiscal, monetary and public health responses to public health crises; fluctuations in foreign currency exchange rates; the amount of our bank borrowings outstanding and other factors influencing liquidity; our ability to comply with the covenants under the agreements governing our indebtedness and the potential negative consequences caused by non-compliance; potential negative impacts resulting from environmental, social and governance matters; disruptions at the FDA, including due to a reduction in the FDA's and CMS' workforce and/or inadequate funding for the FDA or CMS; and the potential impact of our compliance with governmental regulations and accounting guidance.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, financial condition, and/or cash flows. These forward-looking statements speak only as of the date of this Quarterly Report and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You should carefully consider forward-looking statements and understand that such forward-

looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and involve a variety of risks and uncertainties.
GENERAL
Integra LifeSciences Holdings Corporation was founded in 1989 and is a leading global medical technology company innovating treatment pathways to advance patient outcomes and set new standards of surgical, neurologic, ear, nose, and throat (“ENT”) and regenerative care. Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.” We have developed numerous product lines from our technologies for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include ENT, surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
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
Our strategies are focused around five pillars. Of these five pillars, three are core growth drivers: (1) innovating for outcomes, (2) growing internationally, and (3) broadening our impact on care pathways. Our execution of the core growth drivers is enabled by two additional pillars: (4) driving operational and customer excellence and (5) cultivating a high-performance culture. As outlined in greater detail below, we believe these five pillars will enable us to realize and advance our integrated growth strategy.
To this end, our executive leadership team has established the following key priorities aligned to our five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. In 2021, we filed a PMA application for a specific indication for SurgiMend in the use of post-mastectomy implant-based breast reconstruction (“IBBR”). We currently anticipate PMA approval following the completion of the construction, FDA approval and operationalization of our Braintree facility, which is expected in the first half of 2026. We are also pursuing a PMA for DuraSorb for multiple indications in the use in IBBR. We completed enrollment for the DuraSorb U.S. investigational device exemption (“IDE”) clinical trial for two-stage breast reconstruction in 2023 and we continue to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026.
In 2024 we expanded our urinary bladder matrix platform with the U.S. launch of MicroMatrix® Flex, a dual-syringe system enabling the convenient mixing and precise delivery of MicroMatrix paste to provide convenient access to hard-to-reach spaces and to help prepare an even wound surface in challenging wound areas.
Additionally, in 2024, we successfully re-launched our CereLink® intracranial pressure (“ICP”) monitor system. CereLink provides advanced continuous ICP monitoring when treating patients with traumatic brain injuries and offers enhanced accuracy, usability and advanced data presentation compared to other leading ICP monitoring systems.
Growing Internationally. Over the years, we have been significantly expanding our global footprint through investments in our commercial and manufacturing organizations, the expansion and development of international markets and new product introductions. As part of our In-China-For-China strategy, we continue to build out our assembly capabilities in our facility in Suzhou, China. Several new products were introduced in select international markets in 2023 and 2024, including MicroMatrix and Certas Plus® Programmable Valve, which were launched in Europe, and CUSA Clarity laparoscopic tip, which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen® Secure received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, and Certas Plus were approved in China.

Broadening Impact on Care Pathways. We seek ways to develop and acquire products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care in the hospital setting and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care. In April 2024, we successfully completed the acquisition of Acclarent, Inc. (“Acclarent”). Acclarent is an innovator and market leader in ENT procedures and the acquisition of Acclarent has positioned Integra as one of the leading providers of ENT products and technologies. Furthermore, we believe that, owing to the ENT business being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT business and across our other CSS technology platforms.
Driving Operations and Customer Excellence. We have been making investments to build more responsive and scalable processes, enhance the reliability of our quality systems and supply chain, and drive productivity initiatives to further supply and lower costs. We continue to invest in technologies, systems and processes to enhance the customer experience. We also continue to invest in our capacity expansion. This includes ongoing projects of transferring manufacturing from our Boston facility to our Braintree facility in Massachusetts and further investing in capacity and validating manufacturing processes in our manufacturing facility in Plainsboro, New Jersey. We are implementing the CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system across the Company, and enhance the quality culture at the Company.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we focus on employee empowerment, professional development and building an environment where all employees can contribute to their fullest potential. These efforts have been recognized through our inclusion in several best workplace lists globally. Additionally, we continue to advance our broader organizational sustainability initiatives and published our third annual environmental, social and governance (“ESG”) report. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Quarterly Report on Form 10-Q.
New Product Introductions and Research and Development Updates
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
Neurosurgical Solutions, Surgical Instruments, and ENT Solutions. The CSS neurosurgical business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen, DuraSeal®, CUSA®, CereLink, Mayfield®, Bactiseal®, and Certas Plus, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in registrations, clearances, and approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery and the surgical management of intracerebral hemorrhage. Our lighting franchise is among the most dynamic in the industry.
We continue to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, Inc. (“Arkis”) we added a platform technology, CerebroFlo® external ventricular drainage (“EVD”), a catheter with Endexo® technology, a permanent additive which has shown to be effective in reducing platelet adhesion in-vitro, reducing thrombus accumulation in-vitro and in vivo, and reducing the clinical incidence of thrombus formation. The CerebroFlo EVD catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our Bactiseal antimicrobial technology with the Endexo anti-occlusive technology continues to progress for both a silicone-based hydrocephalus and EVD product.
We also continue to advance our innovation from the Rebound Therapeutics Corporation (“Rebound Therapeutics”), which was acquired in 2019. Rebound Therapeutics specializes in a single-use medical device, known as the Aurora® Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. The 15mm x 60mm and 15mm x 80mm Aurora Surgiscope System received 510(k) clearance from the FDA in 2025.
In 2024 we acquired Acclarent, expanding our capabilities in the U.S. ENT market. Acclarent pioneered the balloon sinuplasty market and has a broad portfolio including the RELIEVA SPINPLUS® Balloon Sinuplasty System. Acclarent also pioneered eustachian tube balloon dilation and currently markets the AERA® Eustachian Tube Dilation System, which received 510(k)

clearance for expanded pediatric indications in 2023. Acclarent also sells the TruDi® Navigation System, which includes a portfolio of navigated surgical instrumentation.
Regenerative Technologies. We were the first company to receive FDA approval for regeneration of dermal tissue and are a world leader in regenerative technology. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration, including the management of chronic and acute wounds, tendon and nerve repair. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template (“IDRT”) products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications.
In 2021, we filed a PMA application for a specific indication for SurgiMend for use in post-mastectomy IBBR and in 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We anticipate PMA approval following FDA approval and operationalization of the Braintree facility, which is expected in the first half of 2026.
In 2022, we acquired SIA, which also submitted a PMA application for multiple indications for DuraSorb for use in IBBR. In 2023 we completed enrollment in the DuraSorb U.S. IDE clinical trial for two-stage breast reconstruction; and continue to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb for use in IBBR in 2026. By offering two distinct product solutions for multiple indications for use in IBBR, we believe we have the opportunity to build a leading position in the IBBR market.
In 2024, MicroMatrix Flex, used in the management of wounds with hard-to-reach geometries, such as deep wounds that present with tunneling or undermining, became commercially available in the U.S.
In 2024, we also acquired the product rights for Durepair Dural Regeneration Matrix, which is expected to strengthen our dural repair product portfolio and will be manufactured at the Braintree facility.
European Union Medical Device Regulation Updates
We continue to work towards certifying our products under the EU MDR. In recent years, we received EU MDR certification in our CSS segment for Hakim Programmable Valves, Certas Plus with and without Bactiseal catheters, Surgical Patties & Strips, DuraSeal Dural, and DuraGen Suturable, as well as IDRT, BioPatch, MicroMatrix, and Cytal in our TT segment. Although we do not currently anticipate any disruption to our commercial activities in Europe related to EU MDR, we cannot provide assurance of our ability to timely comply with all applicable requirements of EU MDR and our failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
FDA Matters
On December 19, 2024, a subsidiary of the Company received a warning letter from the FDA (the “2024 Warning Letter”). The 2024 Warning Letter relates to quality system issues identified during FDA inspections at three of the Company’s facilities located in Mansfield, Massachusetts; Plainsboro, New Jersey; and Princeton, New Jersey. The 2024 Warning Letter did not identify any new observations that had not already been provided in the Form 483s previously issued to the Company by the FDA at the conclusion of its three inspections in June and August of 2024 (the “2024 Form 483s”). In the 2024 Form 483s, the FDA deemed certain of the Company's devices, including cranial perforators, disposable cottonoid patties and strips, and collagen-based products, to be out of compliance with respect to quality system regulations. At that time, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of the disposable patties and strips. The 2024 Warning Letter does not restrict the Company’s ability to manufacture or ship products, require recall of any products, nor restrict the Company’s ability to seek FDA 510(k) clearance of products. The 2024 Warning Letter states that premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been corrected. The Company has submitted several responses to the 2024 Form 483s issued to each of the three manufacturing facilities to the FDA and has submitted two updates to the 2024 Warning Letter in the first quarter of 2025.

On March 7, 2019, TEI Biosciences, Inc. (“TEI”), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter was related to quality systems issues at TEI’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”). The Boston facility manufactures extracellular bovine matrix products in our TT segment that are sold both in wound reconstruction and care and in private label channels. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to our corrective actions. On October 28, 2021, the FDA initiated an inspection of the facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021 (the “2021 Form 483”). We provided an initial response to the inspection observations. On March 1, 2023, the FDA commenced an inspection of the Boston facility and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, the Company initiated a voluntary global recall of all products manufactured at the Boston facility, including PriMatrix, SurgiMend, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023. On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted periodic responses to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the warning letters and Form 483s and are continuing our significant efforts to remediate the observations.
Although the warning letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. Following its assessment of the results of a third-party audit of the Boston facility, the Company announced in the second quarter of 2024 that it no longer plans to restart the manufacture of PriMatrix and SurgiMend at its Boston facility and will, instead, restart manufacturing of these products at its new tissue manufacturing at the Braintree facility. In addition, the Company also plans to manufacture Durepair Dural Regeneration Matrix at the Braintree facility. The Company anticipates the Braintree facility to be operational with FDA approval in the first half of 2026.
We cannot give any assurances that the FDA will be satisfied with our response to the issues identified by the FDA in any of the foregoing Form 483s or warning letters or as to the expected date of the resolution of such issues. Until the issues cited by the FDA are resolved to the FDA’s satisfaction, the FDA may initiate additional regulatory action without further notice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of both audits by regulatory agencies as well as our own reviews of the Company’s quality management system, we are in the process of implementing the CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system across the Company, and enhance the quality culture at the Company.
RESULTS OF OPERATIONS
Executive Summary
Net loss for the three months ended March 31, 2025 was $(25.3) million, or $(0.33) per diluted share, as compared to net loss of $(3.3) million or $(0.04) per diluted share for the three months ended March 31, 2024. The decrease in net income for the three months ended March 31, 2025, was primarily driven by the impact of quality and operational issues on revenue and associated costs.

Special Charges
Income before taxes includes the following special charges:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Acquisition, divestiture and integration-related charges	$6,224	$4,723
Structural optimization charges	10,663	4,440
EU medical device regulation	10,944	12,023
Boston recall / Braintree transition(1)	14,810	9,044
Total	$42,641	$30,230
(1) This primarily includes idle capacity charges, inventory write offs, site transfer costs, quality remediation costs, right of use and fixed asset impairments.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Cost of goods sold	$20,709	$13,021
Research and development	3,976	5,843
Selling, general and administrative	17,492	11,411
Other income	464	(45)
Total	$42,641	$30,230
We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, divestiture, integration and restructuring activities; items for which the amounts are non-cash in nature; and items which are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future.
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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Segment Net Sales
Codman Specialty Surgical	$280,664	$256,434
Tissue Technologies	101,989	112,438
Total revenues	$382,653	$368,872
Cost of goods sold	188,221	162,038
Gross margin on total revenues	$194,432	$206,834
Gross margin as a percentage of total revenues	50.8%	56.1%
Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024
Revenues and Gross Margin
For the three months ended March 31, 2025, total revenues increased by $13.8 million to $382.7 million from $368.9 million for the same period in 2024. Excluding the impacts of the Acclarent acquisition and foreign currency impact, revenues declined low single digits compared to the same period in the previous year, driven by impacts from quality and operational issues.

In the CSS segment, revenues were $280.7 million which was an increase of $24.2 million, or 9% as compared to the prior-year period, inclusive of $29.1 million related to the Acclarent acquisition. Excluding the impact of the Acclarent acquisition, the Neurosurgery portfolio decreased low single digits, primarily driven by a decline in Dural Access and Repair, Advanced Energy and Neuro Monitoring, offset by strong performance in our Instrument business.
In the TT segment, revenues were $102.0 million which was a decrease of $10.4 million, or 9% as compared to the prior-year period. This is primarily attributable to declines in Integra Skin and our private label business due to production and supply challenges, partially offset by growth in MicroMatrix & Cytal, and Durasorb.
Gross margin was $194.4 million for the three months ended March 31, 2025, a decrease of $12.4 million from $206.8 million for the same period in 2024. Gross margin as a percentage of revenues was 50.8% for the three months ended March 31, 2025 and 56.1% for the same period in 2024. For the three months ended March 31, 2025, gross margins were impacted by expenses associated with quality and operational issues. For the three months ended March 31, 2024, gross margins were impacted by expenses associated with the Boston recall, as well as additional manufacturing expenses across our manufacturing sites.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2025	2024
Research and development	6.5%	7.3%
Selling, general and administrative	47.4%	44.9%
Intangible asset amortization	1.0%	2.7%
Total operating expenses	54.9%	54.9%

Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $7.1 million, or 3.5%, to $209.9 million in the three months ended March 31, 2025, compared to $202.9 million in the same period in 2024.
Research and Development
Research and development expenses for the three months ended March 31, 2025 decreased by $2.2 million as compared to the same period in the prior year, primarily attributable to lower spend on EU MDR and other research and development projects.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended March 31, 2025 increased by $15.7 million as compared to the same period in the prior year, primarily driven by Acclarent commercial costs.
Intangible Asset Amortization
Amortization expense (which does not include amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended March 31, 2025 was $3.7 million compared to $10.1 million for the same period in the prior year. The decrease is primarily due to the impairment of customer relationship intangible related to our Boston facility, which was recorded during the three months ended March 31, 2024.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expense:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Interest income	$4,420	$5,040
Interest expense	(18,815)	(13,624)
Other expense, net	(144)	(610)
Total non-operating income and expense	$(14,539)	$(9,194)
Interest Income
Interest income for the three months ended March 31, 2025 decreased by $0.6 million as compared to the same period in the prior year.

Interest Expense
Interest expense for the three months ended March 31, 2025 increased by $5.2 million as compared to the same period in the prior year primarily due to the expiration of interest rate swap derivative instruments with a notional value of $350.0 million during 2024 that are no longer hedging interest expense in 2025.
Other Expense, net
Other expense, net for the three months ended March 31, 2025 decreased by $0.5 million compared to the same period in the prior year, primarily driven by foreign exchange impact.
Income Taxes

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Loss before income taxes	$(30,036)	$(5,230)
Benefit provision for income taxes	(4,743)	(1,949)
Effective tax rate	15.8%	37.3%
The Company’s effective income tax rates for the three months ended March 31, 2025 and 2024 were 15.8% and 37.3%, respectively. For the three months ended March 31, 2025, the Company’s effective tax rate was driven by federal, state, and international tax benefits generated from operating losses in certain jurisdictions, offset by the inclusion of U.S. Global Intangible Low-Taxed Income (“GILTI”) and additional taxes to meet the global minimum tax in certain foreign jurisdictions. For the three months ended March 31, 2024, the Company’s effective tax rate was driven by a $1.5 million shortfall from stock based compensation, offset by a tax benefit for intangible asset impairment.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company’s history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. The current U.S. administration and legislators are considering new tax legislation, which may impact the Company's income tax provision. Further, legislation in foreign jurisdictions may be enacted, in continued response to the base erosion and profit-sharing project begun by the Organization for Economic Cooperation and Development (“OECD”).
The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). Several of the jurisdictions in which we operate have already adopted some form of the model rules, which could impact the amount of taxes that the Company pays during 2025 and future taxable periods. The rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. At this time, the Company is projecting a $2.7 million expense related to Pillar 2 tax liability for the 2025 year. The Company will continue to analyze the new Pillar 2 laws and any related guidance to determine potential impacts. Such changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate. The Company will continue to monitor legislative activity across its U.S. and non-U.S. jurisdictions.
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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
United States	$282,217	$256,229
Europe	35,326	41,596
Asia Pacific	45,105	49,545
Rest of World	20,005	21,502
Total Revenues	$382,653	$368,872

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
Domestic revenues increased by $26.0 million for the three months ended March 31, 2025 compared to the same period in the prior year. European sales decreased by $6.3 million for the three months ended March 31, 2025 compared to the same period in the prior year. Sales to customers in Asia Pacific decreased by $4.4 million for the three months ended March 31, 2025. Sales to customers in the Rest of World for the three months ended March 31, 2025 decreased by $1.5 million compared to the same period in the prior year.
The increase in domestic revenues for the three months ended March 31, 2025 is primarily the result of the Acclarent acquisition, partially offset by a decline in sales of Integra Skin and our private label business. The decrease in international revenues for the three months ended March 31, 2025 was the result of a decline in sales of Dural Access & Repair, Advanced Energy and Neuro Monitoring.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The Company’s working capital as of March 31, 2025 and December 31, 2024 was $188.8 million and $159.6 million, respectively.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $239.1 million and $246.4 million at March 31, 2025 and December 31, 2024, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2025, our non-U.S. subsidiaries held approximately $182.7 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short Term Investments
The Company had short term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $34.2 million at March 31, 2025 compared to $27.2 million at December 31, 2024.
Cash Flows

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Net cash (used in) provided by operating activities	$(11,257)	$15,756
Net cash used in investing activities	(35,920)	(53,965)
Net cash used in financing activities	35,377	358,676
Effect of exchange rate fluctuations on cash	4,529	(4,963)

Cash Flows Provided by or Used in Operating Activities
Operating cash flows for the three months ended March 31, 2025 decreased by $27.0 million compared to the same period in 2024. Within operating cash flows, net income less non-cash adjustments decreased for the three months ended March 31, 2025 by approximately $25.7 million as compared to the same period in 2024 due to the impact of quality and operational issues on revenue and associated costs.
The changes in assets and liabilities for the three months ended March 31, 2025, net of business acquisitions, decreased cash flows by $24.7 million, mainly attributable to decreases in accrued expenses and other current liabilities due to payment of employee bonuses.
The changes in assets and liabilities for the three months ended March 31, 2024, net of business acquisitions, decreased cash flows by $23.4 million, mainly attributable to increases in inventory, and decreases in other current liabilities and accounts receivable.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the three months ended March 31, 2025 were $28.9 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities, and other technology investments, as well as $7.0 million related to short term investments.
There were no sources of cash from investing activities for the three months ended March 31, 2025.
Uses of cash from investing activities during the three months ended March 31, 2024 related to $38.5 million related to short term investments, and $15.5 million paid for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
There were no sources of cash from investing activities during the three months ended March 31, 2024.
Cash Flows Provided by or Used in Financing Activities
Uses of cash from financing activities in the three months ended March 31, 2025 related to the repayments of $15.2 million under our Senior Credit Facility and Securitization Facility, as well as $2.6 million related to payment of contingent consideration in connection with our acquisition of Arkis. In addition, the Company had $2.1 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the three months ended March 31, 2025 were $54.4 million of proceeds from borrowings of long term indebtedness and $1.0 million related to the proceeds from the exercise of stock options.
Uses of cash from financing activities in the three months ended March 31, 2024 related to the repayments of $15.1 million under our Senior Credit Facility and Securitization Facility. In addition, the Company had $3.1 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the three months ended March 31, 2024 were $370.5 million of proceeds from borrowings of long-term indebtedness and $6.4 million related to the proceeds from the exercise of stock options.
Tariffs and Macroeconomic Environment
In April 2025, the U.S. government announced new tariffs on goods imported into the U.S. from dozens of countries, including China and the European Union member states. In response, governments have threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating trade agreements with certain governments. Uncertainty remains with respect to trade policies and treaties between the U.S. and other countries and we continue to monitor and evaluate the situation. Tariffs could result in an increase in certain product costs or have adverse impacts on, among other things, demand for our products and supply chains. Any tariff costs will be reported within our cost of goods sold and will be capitalized in inventory and recognized as those products are sold. Particularly, the U.S. import tariffs and reciprocal measures by China, are expected to increase the Company’s cost of goods sold. The Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. Approximately half of our global revenue is generated from products manufactured in the United States. In China, which accounts for approximately 5 percent of our total revenue, roughly half of the products we sell are manufactured in the United States.

The overall macroeconomic and geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business, results of operations, financial condition and cash flows. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products and materials, and our ability to offset the effects of any tariffs that might be imposed. For additional information on the risks that tariffs pose to the Company, please see Part II, Item 1A. “Risk Factors” of this Quarterly Report and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The Senior Credit Facility is subject to various financial and negative covenants and, at March 31, 2025, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 4.30, with the covenant requirement at 5.00 at the end of March 31, 2025. As outlined in the table in Note 6. Debt, the covenant requirement will drop from 5.00 to 4.25 for the fiscal quarter ended December 31, 2025.
The recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. The impact of tariffs in the first quarter of 2025 was not material. However, should universal tariffs be implemented as initially announced in April 2025, the Company anticipates a significant adverse impact on its future costs of revenue, which will impact its results of operations.
Based on the Company’s current financial projections and assuming the successful implementation of management’s plans to mitigate the risks and uncertainties regarding the impact of tariffs on the Company’s future results of operations described in Note 1. Basis of Presentation, management believes the Company will maintain compliance with its financial covenants and the Company’s existing cash, projected operating cash flows, and available borrowing capacity under its revolving credit facility component of the Senior Credit Facility (as defined in Note 6. Debt) are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying interim unaudited condensed consolidated financial statements.
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
Capital Resources
We believe that our cash, cash equivalents, short term investments and available borrowings under the Senior Credit Facility are sufficient to finance our operations, capital expenditures and potential repayment of the 2025 Notes for the next twelve months and foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, and the potential impact of tariffs on our cost of goods sold and consumer demand for our products, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long term debt and equity securities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the three months ended March 31, 2025 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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
OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 did not materially change in the three months ended March 31, 2025.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2025 would impact interest income by approximately $2.3 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments- We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at March 31, 2025 would increase or decrease interest income by approximately $0.3 million on an annual basis.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of March 31, 2025. The total notional amounts related to the Company's interest rate swaps were $1,125.0 million with $425.0 million effective as of March 31, 2025. Based on our outstanding borrowings at March 31, 2025, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $8.1 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Except for as set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 pursuant to the Exchange Act.
The current tensions in international trade and rising international political tensions and uncertainties may materially adversely affect our business, financial condition, and results of operations, including our ability to continue to comply with the financial covenants of our outstanding indebtedness.
Our operations and performance are significantly impacted by global, regional and U.S. economic and geopolitical conditions and increased trade barriers, including tariffs, from the U.S., China, the European Union or other nations could materially adversely affect our business. The U.S. government announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, such as the April 2025 announcement of a universal baseline tariff and additional country-specific tariffs (which includes escalating tariffs on Chinese imports), and potentially negotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. Additionally, potential tariffs or other U.S. trade policy measures have already prompted, and may prompt further, retaliatory actions by other countries, including by countries that are significant markets for our products, such as China. For example, in response to the recent tariffs announced by the U.S. government, on April 12, 2025, China imposed a 125% tariff on goods imported from the U.S., which could significantly increase our expenses on some of our products sold in China.
The use of tariffs as a policy tool has created significant uncertainty about the future trading relationship among the U.S., China, the European Union, Canada, Mexico and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs, and has led to concerns regarding the potential for extended trade barriers. The escalation of trade tensions could impact us in a variety of ways, including increases in manufacturing costs, disruptions or delays to our global supply chain, limitations on our ability to sell our products; and reductions in sales volumes and gross margins for our products, any of which could materially affect our business, financial condition and results of operations. Political uncertainty surrounding trade and other international disputes could also have a negative effect on customer confidence and spending, including capital equipment purchases by hospitals and some of our other customers. Changing our operations in accordance with new or changed trade restrictions may be expensive, time-consuming, disruptive to our operations and distracting to management Further, such trade barriers could also lead to fluctuations in both the U.S. dollar and foreign currencies and our financial results may be materially adversely affected by such fluctuations.
Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and commodity markets and economic conditions which may ultimately reduce demand for our products and could have a materially adverse impact on our business, financial condition and results of operations. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such tariffs or other trade restrictions and a deterioration of economic conditions could make it more difficult to comply with the covenants of our existing outstanding indebtedness, including the Credit Agreement (as defined above), increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital expenditures, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.
The Credit Agreement requires us to, among other things, comply with certain financial covenants, including a requirement to maintain a maximum consolidated total leverage ratio and to deliver year-end financial statements with an audit opinion that is not subject to any “going concern” or like qualification. Failure to meet such covenant requirements would constitute an event of default (as defined in the Credit Agreement) and there is no certainty we would be able to obtain waivers or amendments with the requisite lenders party thereto in order to maintain compliance. Our ability to maintain compliance with such financial covenants can be affected by events beyond our control, including, for example, recent tariff changes imposed by the U.S. and China.
If an event of default occurs and we are unable to obtain necessary waivers or amendments, the requisite lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, if an event of default occurs, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If our debt were to be accelerated, our assets may not be sufficient to repay in full that debt that becomes due as a result of that acceleration. We could seek replacement financing at prevailing market rates or raise additional capital by issuing equity or debt securities; however, this may not be on terms favorable to us, or available at all.
We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. This assessment includes, among other things, our ability to comply with the financial covenants and other requirements under the Credit Agreement. A determination of substantial doubt about our ability to continue as a going concern may materially harm our business and reputation and may make it more difficult for us to obtain financing for the continuation of our operations, which, in turn, may adversely impact our financial condition, results of operations and cash flows. For more information concerning the Credit Agreement and our compliance with the financial covenants thereunder, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Liquidity and Capital Resources” above.
As of the date of this quarterly report, there is still a high degree of uncertainty surrounding the tariff policy of the U.S., how it will be implemented, and how other countries will react to it. It also remains uncertain whether increased tariffs and trade tensions will create further disruptions and uncertainties to international trade and lead to a downturn to the global economy. The ultimate impact of any tariffs or other trade restrictions will depend on various factors, including the manner in which tariffs are implemented, the timing of implementation, exemptions, if any, to such tariffs and the amount, scope, and nature of retaliatory tariffs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, Michael McBreen, the Company’s Executive Vice President, President, Codman Specialty Surgical, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on March 14, 2025 to sell up to 12,000 shares of our common stock between June 13, 2025 and June 10, 2026, the date this plan expires. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 10, 2026.
Other than as disclosed above, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

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
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated December 21, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016)

3.1 (e)
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

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+#	Inline XBRL Taxonomy Extension Schema Document

101.CAL+#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+#	Inline XBRL Definition Linkbase Document

101.LAB+#	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Indicates this document is filed as an exhibit herewith.
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on May 5, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	May 5, 2025	/s/ Mojdeh Poul
Mojdeh Poul
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2025	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2025	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)