Form 10-Q
period 2025-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2025-07-31
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 30, 2025 was 77,910,790.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue, net	$415,605	$418,175	$798,258	$787,047

Costs and expenses:
Cost of goods sold	206,273	192,258	394,494	354,296
Research and development	26,997	29,767	51,725	56,732
Selling, general and administrative	179,890	195,472	361,387	361,270
Intangible asset amortization	3,754	3,707	7,458	13,814
Goodwill impairment charge	511,365	—	511,365	—
Total costs and expenses	928,279	421,204	1,326,429	786,112
Operating (loss) income	(512,674)	(3,029)	(528,171)	935
Interest income	4,710	5,058	9,130	10,098
Interest expense	(21,042)	(18,651)	(39,857)	(32,275)
Other (expense) income, net	(1,946)	1,437	(2,090)	827
Loss before income taxes	(530,952)	(15,185)	(560,988)	(20,415)
Benefit for income taxes	(46,879)	(2,783)	(51,622)	(4,732)
Net loss	$(484,073)	$(12,402)	$(509,366)	$(15,683)

Net loss per share
Basic and diluted	$(6.31)	$(0.16)	$(6.65)	$(0.20)

Weighted average common shares outstanding (See Note 13):
Basic and diluted	76,695	77,409	76,579	77,572
Comprehensive loss (See Note 14)	(490,874)	(20,482)	(512,702)	$(19,303)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$217,914	$246,375
Short-term investments	35,694	27,192
Trade accounts receivable, net of allowances of $6,852 and $6,917	284,507	272,370
Inventories, net	465,127	429,090
Prepaid Expenses	103,465	77,001
Other Current Assets	36,121	29,653
Total current assets	1,142,828	1,081,681
Property, plant and equipment, net	434,816	405,723
Right of use asset - operating leases	136,572	144,042
Intangible assets, net	1,188,080	1,207,588
Goodwill	616,427	1,096,952
Deferred tax assets, net	102,943	34,923
Other assets	46,239	66,515
Total assets	$3,667,905	$4,037,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$38,750	$33,906
Current portion of lease liability - operating leases	14,176	14,540
Convertible securities	574,628	573,170
Accounts payable, trade	92,835	82,502
Contract liabilities	11,103	10,483
Accrued compensation	66,931	85,617
Accrued expenses and other current liabilities	131,383	121,908
Total current liabilities	929,806	922,126
Long-term borrowings under senior credit facility	1,118,142	1,087,917
Long-term borrowings under securitization facility	108,800	108,100
Lease liability - operating leases	159,273	166,930
Deferred tax liabilities	60,064	60,833
Other liabilities	253,159	146,238
Total liabilities	2,629,244	2,492,144
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 92,337 and 91,610 issued at June 30, 2025 and December 31, 2024, respectively	923	916
Additional paid-in capital	1,328,130	1,323,431
Treasury stock, at cost; 14,416 shares and 14,445 shares at June 30, 2025 and December 31, 2024, respectively	(690,034)	(691,411)
Accumulated other comprehensive loss	(30,907)	(27,571)
Retained earnings	430,549	939,915
Total stockholders’ equity	1,038,661	1,545,280
Total liabilities and stockholders’ equity	$3,667,905	$4,037,424
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(509,366)	$(15,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,880	67,343
Non-cash impairment charges	511,365	12,144
Deferred income tax benefit	(46,663)	(4,700)
Share-based compensation	7,165	12,843
Amortization of debt issuance costs and expenses associated with debt refinancing	3,275	2,858
Non-cash lease expense	(599)	696
Loss on disposal of property and equipment	494	1,265
Change in fair value of contingent consideration and others	(203)	1,804
Changes in assets and liabilities:
Accounts receivable	(6,540)	10,111
Inventories	(20,074)	(17,278)
Prepaid expenses and other current assets	(21,216)	(16,773)
Other non-current assets	2,334	9,521
Accounts payable, accrued expenses and other current liabilities	(2,078)	(4,140)
Contract liabilities	2,344	2,169
Other non-current liabilities	2,544	(6,023)
Net cash (used in) provided by operating activities	(2,338)	56,157
INVESTING ACTIVITIES:
Purchases of property and equipment	(49,066)	(45,172)
Cash paid for business acquisitions, net of cash acquired	—	(281,994)
Purchases of short term investments	(8,502)	(48,997)
Net cash used in investing activities	(57,568)	(376,163)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	67,300	429,300
Payments on debt	(31,131)	(105,644)
Payment of debt issuance costs	(3,855)	—
Purchases of treasury stock	(221)	(50,000)
Payments for contingent considerations	(16,451)	(11,923)
Proceeds from exercised stock options	957	6,398
Cash taxes paid in net equity settlement	(2,361)	(3,203)
Net cash provided by financing activities	14,238	264,928
Effect of exchange rate changes on cash and cash equivalents	17,207	(6,088)
Net decrease increase in cash and cash equivalents	(28,461)	(61,166)
Cash and cash equivalents at beginning of period	246,375	276,402
Cash and cash equivalents at end of period	$217,914	$215,236
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	91,609	$916	(14,445)	$(691,411)	$1,323,431	$(27,571)	$939,915	$1,545,280
Net loss	—	—	—	—	—	—	(25,293)	(25,293)
Other comprehensive income, net of tax	—	—	—	—	—	3,465	—	3,465
Issuance of common stock through employee stock purchase plan	44	—	—	—	957	—	—	957
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	483	5	21	1,032	(3,167)	—	—	(2,130)
Share-based compensation		—	—	—	1,860	—	—	1,860
Balance, March 31, 2025	92,136	$921	(14,424)	$(690,379)	$1,323,081	$(24,106)	$914,622	$1,524,139
Net loss	—	—	—	—	—	—	(484,073)	(484,073)
Other comprehensive loss, net of tax	—	—	—	—	—	(6,801)	—	(6,801)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	201	2	8	345	(571)	—	—	(224)
Share-based compensation	—	—	—	—	5,341	—	—	5,341
Other Adjustments	—	$—	—	—	279	$—	$—	279
Balance, June 30, 2025	92,337	$923	(14,416)	$(690,034)	$1,328,130	$(30,907)	$430,549	$1,038,661

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	90,920	$909	(12,751)	$(647,262)	$1,302,484	$(15,106)	$946,859	$1,587,884
Net loss	—	—	—	—	—	—	(3,281)	(3,281)
Other comprehensive income, net of tax	—	—	—	—	—	4,460	—	4,460
Issuance of common stock through employee stock purchase plan	23	—	—	—	965	—	—	965
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	541	2	16	840	1,470	—	—	2,312
Share-based compensation	—	4	—	—	5,608	—	—	5,612
Balance, March 31, 2024	91,484	$915	(12,735)	$(646,422)	$1,310,527	$(10,646)	$943,578	$1,597,952
Net income	—	—	—	—	—	—	(12,402)	(12,402)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,080)	—	(8,080)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	107	1	—	20	(101)	—	—	(80)
Share-based compensation	—	—	—	—	7,305	—	—	7,305
Accelerated shares repurchased	—	—	(1,273)	(34,351)	(16,149)	—	—	(50,500)
Balance, June 30, 2024	91,591	916	(14,008)	(680,753)	1,301,582	(18,726)	931,176	1,534,195
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
In the opinion of management, the June 30, 2025 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and six-month period ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire year.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis. Retrospective application to all prior periods presented in the financial statements is permitted. The Company will adopt ASU 2023-09 for the annual period ending on December 31, 2025. The Company is currently evaluating the impact that the adoption of this guidance will have on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's disclosures.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company’s financial position, results of operations or cash flows.
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand, as well as time deposits with original maturities of three months or less and money market funds, which are highly liquid and readily convertible to cash, totaling approximately $217.9 million and $246.4 million at June 30, 2025 and December 31, 2024, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Short-term investments
The Company had short term investments, primarily consisting of time deposits with original maturities between three months and one year, totaling approximately $35.7 million and $27.2 million at June 30, 2025 and December 31, 2024, respectively. The short term investments are valued based on Level 1 measurements in the fair value hierarchy.
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
Our global operations are subject to risks associated with international trade policies, and we continue to closely monitor developments in trade relations and policy, including proposed and enacted tariffs. Recent tariff changes imposed by the U.S. and the reciprocal measures enacted by China will have a significant adverse impact on the Company’s future costs of revenue, which will impact its results of operations. The Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of the products and materials, and the Company’s ability to offset the effects of any tariffs that might be imposed.
Compliance with the financial covenants contained in the Seventh Amended and Restated Credit Agreement (the “Senior Credit Facility”) (as discussed in Note 6. Debt) is measured quarterly and failure to meet the covenant requirements would constitute an event of default under the Senior Credit Facility. In response to the risks and uncertainties surrounding the Company’s future results of operations due to tariffs, the Company has taken actions to maintain compliance with its financial covenants by reducing expenses and entering into an amendment to the Senior Credit Facility in June 2025 (the “June 2025 Amendment”) to modify its financial covenants from the date of the amendment through the fiscal quarter ending December 31, 2026. As of June 30, 2025, the Company was in compliance with the financial covenants in the Senior Credit Facility and expects to remain in compliance over the next twelve months.
Employee termination benefits
The Company does not have a written severance plan but has a history of providing benefits for employees in the case of involuntary termination. In situations outside the U.S., there are minimum statutory termination benefits requirements by country that must be paid to the affected employees. The Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In situations where the Company pays out termination benefits in excess of statutory minimum amounts based on management’s discretion, the Company records these termination costs once communication is made to the affected employees.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company incurred employee termination costs on restructuring activities in the consolidated statement of operations for the six months ended June 30, 2025 and 2024. The following table summarizes the activity in the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Balance, beginning of the year	$5,151	$2,113
Charges:
Cost of Goods Sold	113	—
Research and development	417	—
Selling, general and administrative	6,780	—
Payments and other adjustments	(4,159)	(1,747)
Balance, end of the period	$8,302	$366
2. ACQUISITIONS AND DIVESTITURES
Acquisition of Durepair®
On October 2, 2024, the Company completed the acquisition of the product rights for Durepair Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total consideration of $45.0 million. The Company made a cash payment of $10.0 million upon the closing of the acquisition and will make additional cash payments of $15.0 million upon the first anniversary of the acquisition and $20.0 million upon the second anniversary of the acquisition. The additional cash payments to be paid in October 2025 and October 2026 were included at their present values in accrued expenses and other current liabilities and other liabilities, respectively, as of June 30, 2025.
The acquisition of the product rights for Durepair, which consist of certain patents and trademarks, regulatory approvals, and other records, has been accounted for as an asset acquisition in accordance with FASB Topic 805, Business Combinations (“ASC 805”) as the acquisition does not include an assembled workforce and substantially all of the fair value of the assets acquired is concentrated in a single identifiable intangible asset.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the changes in the contract asset and liability balances for the six months ended June 30, 2025:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2025	$6,146
Transferred to trade receivables from contract asset included in beginning of the year contract asset	$(6,146)
Contract asset, net of transferred to trade receivables on contracts during the period	$3,491
Contract asset, June 30, 2025	$3,491

Contract Liability
Contract liability, January 1, 2025	$19,669
Recognition of revenue included in beginning of year contract liability	$(6,573)
Contract liability, net of revenue recognized on contracts during the period	$8,828
Foreign currency translation	$132
Contract liability, June 30, 2025	$22,056
At June 30, 2025, the short-term portion of the contract liability of $11.1 million and the long-term portion of $11.0 million are included in current liabilities and other liabilities, respectively, in the consolidated balance sheet.
As of June 30, 2025, the Company is expected to recognize revenue of approximately 50% of unsatisfied or partially unsatisfied performance obligations as revenue within 12 months, with the remaining balance to be recognized thereafter.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Neurosurgery	$208,992	$205,502	$399,904	$407,770
Instruments	53,080	54,537	104,030	98,910
ENT	41,886	41,722	80,688	51,515
Total Codman Specialty Surgical	303,958	301,761	584,622	558,195

Wound Reconstruction and Care	84,747	87,695	159,526	168,572
Private Label	26,900	28,719	54,110	60,280
Total Tissue Technologies	111,647	116,414	213,636	228,852
Total revenue	$415,605	$418,175	$798,258	$787,047
.
See Note 15. Segment and Geographic Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	June 30, 2025	December 31, 2024
Finished goods	$235,802	$223,729
Work in process	97,382	79,423
Raw materials	131,943	125,938
Total inventories, net	$465,127	$429,090
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2025 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2024	$715,730	$381,222	$1,096,952
Impairment	(388,106)	(123,259)	(511,365)
Foreign currency translation	17,254	13,586	30,840
Goodwill at June 30, 2025	$344,878	$271,549	$616,427
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
During the second quarter of 2025 the Company performed a quantitative assessment of its Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units in accordance with ASC 350 due to the decrease in the price per share of the Company’s common stock related to a number of factors including recent tariff changes that have created broad economic uncertainty and the impact of quality, operational, and supply issues. The Company recognized an aggregate charge of $511.4 million in goodwill impairment expense in the consolidated statement of operations. The quantitative test for the Tissue Technologies reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was less than its carrying amount and recognized an impairment of $123.3 million. The quantitative test for the Neurosurgery reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Neurosurgery reporting unit was less than its carrying amount and recognized an impairment of $249.0 million. The quantitative test for the Instruments and ENT reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 12.0% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Instruments and ENT reporting unit was less than its carrying amount and recognized an impairment of $139.1 million.
The Company did not recognize any goodwill impairment charges during 2024.
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2025
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,485,685	$(585,628)	$900,057
Customer relationships	12 years	169,451	(142,702)	26,749
Trademarks/brand names	27 years	103,506	(45,631)	57,875
Codman tradename	Indefinite	179,878	—	179,878
Supplier relationships	30 years	30,211	(19,615)	10,596
All other	6 years	23,452	(10,527)	12,925
		$1,992,183	$(804,103)	$1,188,080

	December 31, 2024
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,452,545	$(525,959)	$926,586
Customer relationships	12 years	166,038	(137,186)	28,852
Trademarks/brand names	27 years	99,951	(42,173)	57,778
Codman tradename	Indefinite	168,202	—	168,202
Supplier relationships	30 years	30,211	(19,126)	11,085
All other	6 years	22,820	(7,735)	15,085
		$1,939,767	$(732,179)	$1,207,588

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
During the second quarter of 2025 the Company performed a quantitative assessment of its Codman tradename intangible asset in accordance with ASC 350 due to the decrease in the price per share of the Company’s common stock related to a number of factors including recent tariff changes that have created broad economic uncertainty and the impact of quality, operational, and supply issues. In performing this test, the Company utilized a discount rate of 14.5%. The assumptions used in evaluating the Codman tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman tradename intangible asset.
The Company did not recognize any impairment charges on its intangible assets with indefinite lives during 2024.
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
Total amortization of intangible assets for the three and six months ended June 30, 2025 was $26.8 million and $53.3 million, respectively. Of this amount, $23.0 million and $45.8 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold.
Total amortization of intangible assets for the three and six months ended June 30, 2024 was $25.4 million and $53.1 million, respectively. Of this amount, $21.7 million and $39.3 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold. $7.1 million related to the impairment of a customer relationship intangible and the remainder were included in intangible amortization in the statement of operations.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $53.7 million for the remainder of 2025, $107.2 million in 2026, $106.2 million in 2027, $102.6 million in 2028, $97.3 million in 2029, $91.3 million in 2030 and $445.8 million thereafter.
In the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility, the Company elected to perform quantitative impairment testing on certain definite-lived intangible assets including completed technology and customer relationships in accordance with ASC 360. The Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. In the second quarter of 2024, the Company approved a plan to transition the commercial distribution of SurgiMend and PriMatrix from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts (the “Braintree facility”). The Company considered the impact to the update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility on the assumptions used in the quantitative assessment of the definite-lived intangible assets completed in the first quarter of 2024, which did not require further evaluation for impairment. The carrying values of SurgiMend and PriMatrix are $29.2 million and $22.2 million, respectively, as of June 30, 2025.
Potential Impact of Risks and Uncertainties on Management’s Estimates
The recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. President Trump has announced reciprocal tariffs on many countries with additional tariffs on the pharmaceutical industry to be announced in the near future. Certain countries, such as China, have responded with retaliatory tariffs. The assumptions used by the Company in its quantitative tests of goodwill and intangible assets are inherently subject to uncertainty and slight changes in these assumptions, including the extent and duration of any subsequent

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
changes in U.S. import tariffs and reciprocal measures by China and the resulting impact on general economic conditions and on the Company’s business, could have a significant impact on the concluded values.
6. DEBT
Amendment to the Seventh Amended and Restated Credit Agreement
On June 6, 2025, the Company entered into the June 2025 Amendment of the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The June 2025 Amendment does not increase the Company’s total indebtedness or extend the maturity date of the Senior Credit Facility.
Under the terms of the June 2025 Amendment, the Company’s Consolidated Total Leverage Ratio (defined, as of any date of determination, as the ratio of (a) Consolidated Funded Indebtedness as of such date (as defined in the Senior Credit Facility) less cash that is not subject to any restriction on the use or investment thereof to (b) Consolidated EBITDA (as defined by the Senior Credit Facility)) for the period of four consecutive fiscal quarters ending on such date was modified to the following:

Fiscal Quarter Ending	Maximum Consolidated Total Leverage Ratio
June 30, 2025 through June 30, 2026	5.00 to 1.00
September 30, 2026	4.75 to 1.00
December 31, 2026	4.50 to 1.00
March 31, 2027 and the last day of each fiscal quarter thereafter	4.00 to 1.00
In addition to the foregoing, from the date of the June 2025 Amendment through the fiscal quarter ending December 31, 2026 (the “Covenant Relief Period”), the Amendment, among other things, also: (i) temporarily establishes, during the Covenant Relief Period, a revised applicable rate schedule; (ii) temporarily limits, during the Covenant Relief Period, the Company’s ability to make certain investments; (iii) temporarily restricts, during the Covenant Relief Period, the Company’s ability to incur incremental indebtedness under the Credit Agreement, create certain liens, make certain restricted payments and incur or guarantee indebtedness of excluded subsidiaries; and (iv) temporarily prohibits, during the Covenant Relief Period, the Company from selling, transferring or exclusively licensing material intellectual property to a subsidiary of the Company that is not a loan party under the Credit Agreement or designating any subsidiary that owns or exclusively licenses any material intellectual property as an excluded subsidiary under the Credit Agreement.
Borrowings under the Senior Credit Facility bear interest under the applicable rate schedule, at the Company’s option, at a rate equal to the following:
i.Term SOFR in effect from time to time plus 0.10% plus the applicable rate (ranging from 1.00% to 2.13% during the Covenant Relief Period and from 1.00% to 1.75% thereafter) or
ii.The highest of:
1.the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%;
2.the prime lending rate of Bank of America, N.A.; or
3.the one-month Term SOFR plus 1.00%.
The applicable rates are based on the Company’s Consolidated Total Leverage Ratio for the period of four consecutive fiscal quarters ending on such date.
The Company will pay an annual commitment fee (ranging from 0.15% to 0.33% during the Covenant Relief Period and from 0.15% to 0.30% thereafter), based on the Company’s Consolidated Total Leverage Ratio, on the amount available for borrowing under the revolving credit facility component of the Senior Credit Facility.
In connection with the June 2025 Amendment, the Company incurred $3.9 million in fees to creditors and third parties.
On March 24, 2023, the Company entered into the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The Senior Credit Facility extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at June 30, 2025, the Company was in compliance with all such covenants. The Company capitalized $7.6 million in deferred financing costs in connection with the modification of the Senior Credit Facility and wrote off $0.2 million of previously capitalized financing costs during the first quarter of 2023.
At June 30, 2025 and December 31, 2024, there was $415.0 million and $365.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At June 30, 2025 and December 31, 2024, there was $745.9 million and $760.5 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 6.3% and 6.0%, respectively. As of June 30, 2025 and December 31, 2024 there was $38.8 million and $33.9 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
The fair value of the term loan component and revolving credit facility component of the Senior Credit Facility at June 30, 2025 was $740.2 million, and $411.5 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Letters of credit outstanding as of June 30, 2025 and December 31, 2024 totaled $1.7 million. There were no amounts drawn under the letters of credit outstanding as of June 30, 2025.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of June 30, 2025	Principal Repayment
Dollars in thousands
Remainder of 2025	$19,375
2026	38,750
2027	53,281
2028	634,532
$745,938
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $23.4 million for the remainder of 2025, $44.9 million in 2026, $42.2 million in 2027, and $9.2 million in 2028. Interest is calculated on the term loan component of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Senior Credit Facility. As the revolving credit facility component of the Senior Credit Facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
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
The 2025 Notes are senior, unsecured obligations of the Company, and are convertible into cash and shares of its common stock based on an initial conversion rate, subject to adjustment of 13.5739 shares per $1,000 principal amounts of the 2025 Notes (which represents an initial conversion price of $73.67 per share). The 2025 Notes convert only in the following circumstances: (1) if the closing price of the Company’s common stock has been at least 130% of the conversion price during the period; (2) if the average trading price per $1,000 principal amount of the 2025 Notes is less than or equal to 98% of the average conversion value of the 2025 Notes during a period specified in the Original Indenture; (3) if the Company calls the notes for optional redemption as described in the Original Indenture; or (4) if specified corporate transactions occur. As of June 30, 2025, none of these conditions existed and the 2025 Notes are classified as current convertible securities on the consolidated balance sheet, as they are due within one year.

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
At June 30, 2025, the carrying amount of the liability of the 2025 Notes was $575.0 million. The fair value of the 2025 Notes at June 30, 2025 was $569.4 million. Factors that the Company considered when estimating the fair value of the 2025 Notes included recent quoted market prices or dealer quotes. The 2025 Notes are valued based on Level 1 measurements in the fair value hierarchy. Level 1 inputs represent quoted prices in active markets for identical assets or liabilities.
Securitization Facility
The Company maintains an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2025, the Company was in compliance with the covenants and none of the termination events had occurred.
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
At June 30, 2025 and December 31, 2024, the Company had $108.8 million and $108.1 million, respectively, of outstanding borrowings under its Securitization Facility with an interest rate of 5.4% applicable to both periods. The fair value of the outstanding borrowing of the Securitization Facility at June 30, 2025 was $106.7 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
Debt Issuance Costs

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Debt issuance costs associated with the Senior Credit Facility (other than the revolving credit facility component) and the 2025 Notes are presented as a reduction to the carrying value of the related debt. Debt issuance costs associated with the revolving credit facility component of the Senior Credit Facility are capitalized within other long-term assets on the consolidated balance sheet.
Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of June 30, 2025 and December 31, 2024 are as follows:

		June 30, 2025		December 31, 2024
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$745,938	$740,173	$760,469	$751,143
Senior credit facility - revolving component	Level 2	415,000	411,515	365,000	360,144
2025 Notes	Level 1	575,000	569,365	575,000	555,594
Securitization	Level 2	108,800	106,657	108,100	105,831
Subtotal		$1,844,738	$1,827,710	$1,808,569	$1,772,712
Debt issuance costs		(4,418)		(5,476)
Total debt		$1,840,320	$1,827,710	$1,803,093	$1,772,712
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
The Company held the following interest rate swaps as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	June 30, 2025	December 31, 2024					June 30, 2025	December 31, 2024
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	—	421
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	—	502
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	—	403
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	1,523	3,406
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	1,549	3,507
1-month Term SOFR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	27,632	34,537
1-month Term SOFR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	6,307	7,848
Basis Swap (1)	—	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,960)	(1,829)
	$900,000	$1,125,000					$35,051	$48,795
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the three and six months ended June 30, 2025, the Company recorded losses of $(3.4) million and $(10.9) million, respectively, in AOCI related to the change in fair value of the interest rate swaps. For the three and six months ended June 30, 2024, the Company recorded gains of $5.1 million and $19.8 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.
For the three and six months ended June 30, 2025, the Company recorded gains of $1.4 million and of $2.9 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. For the three and six months ended June 30, 2024, the Company recorded gains of $5.0 million and $10.3 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2025 within the next twelve months is $17.3 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

					June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	February 19, 2025	3.00%	CHF	—	328,136	—	(4,367)
Receive U.S.$			3.98%		$—	368,362

Pay CHF	February 20, 2025	December 20, 2030	3.25%	CHF	316,637	—	(60,936)	—
Receive U.S.$			6.14%		$355,452	—

Total							$(60,936)	$(4,367)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2025, the Company recorded losses of $(39.5) million and $(49.5) million, respectively, in AOCI related to change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2024, the Company recorded gains of $0.6 million and $30.1 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2025, the Company recorded losses of $(40.6) million and $(49.8) million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans. For the three and six months ended June 30, 2024, the Company recorded gains of $1.5 million and $28.6 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the three and six months ended June 30, 2025, the Company recorded gains of $2.3 million and $3.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2024, the Company recorded gains of $1.3 million and $2.6 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of June 30, 2025 within the next twelve months is $5.2 million. As of June 30, 2025, the Company does not expect any gains or losses will be reclassified into earnings because the original forecasted transactions will not occur.
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
On July 25, 2025, the Company entered into a cross-currency swap agreement with a notional amount of CHF 59.7 million, equivalent to $75.0 million, to be designated as a net investment hedge to partially offset the effects of foreign currency on foreign subsidiaries.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

					June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	(726)	4,827
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	240,175	240,175	(60,327)	(27,951)
Receive U.S.$			1.94%		$250,000	250,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(11,367)	(3,248)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	68,483	(13,273)	(4,741)
Receive U.S.$			2.74%		$75,000	75,000

Pay CHF	February 21, 2025	December 15, 2031	—%	CHF	67,800	—	(10,461)	—
Receive U.S.$			3.24%		$75,000	—

Total							$(96,154)	$(31,113)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and six months ended June 30, 2025, the Company recorded losses of $(55.9) million and $(59.3) million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and six months ended June 30, 2024, the Company recorded a loss of $(4.2) million and a gain of $20.7 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps.
For the three and six months ended June 30, 2025, the Company recorded gains of $3.1 million and $5.7 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2024, the Company recorded gains of $2.5 million and $4.7 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2025 within the next twelve months is $9.6 million.
Foreign Currency Forward Contracts
The Company has entered into forward contracts designated as cash flow hedges for forecasted purchases in foreign currencies, primarily CHF denominated intercompany purchases. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in accumulated comprehensive loss. These changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs. These contracts typically settle at various dates within twelve months of execution. As of June 30, 2025 the notional amount of foreign currency forward contracts was CHF 14.4 million.
For the three and six months ended June 30, 2025, the Company recorded gains of $1.7 million and $2.1 million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts. For the three and six months ended June 30, 2024, the Company recorded an immaterial loss and a loss of $(0.6) million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts.
For the three and six months ended June 30, 2025, the Company recorded losses of $(0.5) million and $(0.4) million, respectively, in other income and cost of goods sold included in the consolidated statements of operations related to the amortization of forward points and rate translation on the foreign currency forward contracts. For the three and six months ended June 30, 2024, the Company recorded losses of $(0.1) million and $(0.2) million, respectively, in other income and cost of goods sold included in the consolidated statements of operations related to the amortization of forward points and rate translation on the foreign currency forward contracts.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On July 30, 2025, the Company entered into forward currency forwards with a notional amount of CHF 6.0 million to mitigate the exchange rate risk of Swiss franc denominated intercompany purchases. These contracts settle at various dates within twelve months of execution.
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
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2025	December 31, 2024
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$18,509	$12,320
Cross-currency swap	3,411	—
Foreign currency forward contracts	1,181	—
Net Investment Hedges
Cross-currency swap	5,444	8,605
Other assets
Cash Flow Hedges
Interest rate swap	18,502	38,302
Total derivatives designated as hedges — Assets	$47,047	$59,227

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$1,175	$684
Cross-currency swap	—	4,367
Foreign currency forward contracts	—	914
Net Investment Hedges
Cross-currency swap	8,115	210
Other liabilities
Cash Flow Hedges
Interest rate swap	785	1,145
Cross-currency swap	64,347	—
Net Investment Hedges
Cross-currency swap	93,483	39,507
Total derivatives designated as hedges — Liabilities	$167,905	$46,827
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2025 and 2024:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended June 30, 2025
Cash Flow Hedges
Interest rate swap	$39,905	$(3,420)	$1,434	$35,051	Interest expense
Cross-currency swap	(13,423)	(39,505)	(38,161)	(14,767)	Other income, net
Foreign Currency Forward Contract	(211)	1,667	(450)	1,906	Cost of Sales
Net Investment Hedges
Cross-currency swap	(37,198)	(55,876)	3,099	(96,173)	Interest income
	$(10,927)	$(97,134)	$(34,078)	$(73,983)
Three Months Ended June 30, 2024
Cash Flow Hedges
Interest rate swap	$53,060	$5,088	$5,032	$53,116	Interest expense
Cross-currency swap	(17,704)	598	(239)	(16,867)	Other income, net
Foreign Currency Forward Contract	$(519)	$(4)	$(93)	$(430)
Net Investment Hedges
Cross-currency swap	(22,780)	(4,233)	2,453	(29,466)	Interest income
	$12,057	$1,449	$7,153	$6,353

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Six Months Ended June 30, 2025
Cash Flow Hedges
Interest rate swap	$48,794	$(10,883)	$2,860	$35,051	Interest expense
Cross-currency swap	(11,621)	(49,537)	(46,391)	(14,767)	Other income (expense), net
Foreign currency forward contract	(624)	2,103	(427)	1,906	Cost of sales
Net Investment Hedges
Cross-currency swap	(31,130)	(59,311)	5,732	(96,173)	Interest income
	$5,419	$(117,628)	$(38,226)	$(73,983)
Six Months Ended June 30, 2024
Cash Flow Hedges
Interest rate swap	$43,556	$19,811	$10,251	$53,116	Interest expense
Cross-currency swap	(15,763)	30,130	31,234	(16,867)	Other income (expense), net
Foreign currency forward contract	—	$(633)	$(203)	(430)
Net Investment Hedges
Cross-currency swap	(45,498)	20,687	4,655	(29,466)	Interest income
	$(17,705)	$69,995	$45,937	$6,353
Derivative Instruments not Designated Hedges:
From time to time, the Company enters into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany balances in Chinese yuan (“CNH”) and CHF. These contracts typically settle at various dates within twelve months of execution. As of June 30, 2025, the notional amounts totaled CNH 120.0 million, equivalent to $16.6 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In 2021, the Company entered into a foreign currency swap, with a notional amount of 800.0 million JPY, equivalent to $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to JPY 400.0 million, equivalent to 3.6 million as of June 30, 2025.
The fair value of the foreign currency swaps not designated as hedges was $0.7 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the gains and losses on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency forward contracts	(1,869)	—	(1,695)	—
Foreign currency swaps	(151)	$135	18	$408
Total	$(2,020)	$135	$(1,677)	$408
8. STOCK-BASED COMPENSATION
As of June 30, 2025, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”).
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
Stock Options
As of June 30, 2025, there were approximately $3.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 395,252 stock options granted during the six months ended June 30, 2025. For the six months ended June 30, 2025, the weighted average grant date fair value for stock options granted was $10.77 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of June 30, 2025, there was approximately $41.5 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 1,009,639 restricted stock awards and 395,781 performance stock awards during the six months ended June 30, 2025. For the six months ended June 30, 2025, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $21.11 and $23.95 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2025 were $0.4 million and $0.7 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $1.6 million for the three and six months ended June 30, 2025 are included in other income, net in the consolidated statements of operations.
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
The estimated fair values of plan assets were $59.8 million and $51.8 million as of June 30, 2025 and December 31, 2024, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2025 and December 31, 2024. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a deferred compensation plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $7.5 million and $6.7 million as of June 30, 2025 and December 31, 2024, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities, and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2025. Many of the Company’s leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the six months ended June 30, 2025 and June 30, 2024 was $11.9 million and $12.8 million, respectively, which includes $0.1 million, in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	June 30, 2025	December 31, 2024
ROU assets	$136,572	$144,042

Current lease liabilities	14,176	14,540
Non-current lease liabilities	159,273	166,930
Total lease liabilities	$173,449	$181,470

Weighted average remaining lease term (in years):
Leased facilities	15.9 years	16.1 years
Leased vehicles	2.3 years	2.3 years

Weighted average discount rate:
Leased facilities	5.2%	5.4%
Leased vehicles	2.7%	2.8%
Supplemental cash flow information related to leases for the six months ended June 30, 2025 and 2024 were as follows:

Dollars in thousands	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,910	$12,029

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$1,635	$68
Future minimum lease payments under operating leases at June 30, 2025 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2025	$148	$11,499	$11,647
2026	296	20,018	20,314
2027	296	19,805	20,101
2028	296	17,509	17,805
2029	246	17,165	17,411
2030	—	16,914	16,914
Thereafter	—	151,190	151,190
Total minimum lease payments	$1,282	$254,100	$255,382
Less: Imputed interest			81,933
Total lease liabilities			173,449
Less: Current lease liabilities			14,176
Long-term lease liabilities			159,273
There were no future minimum lease payments under finance leases at June 30, 2025.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
11. TREASURY STOCK
As of June 30, 2025 and December 31, 2024, the company held 14.4 million shares of treasury stock outstanding with a cost of $690.0 million and $691.4 million, respectively, with a weighted average cost per share of $47.86 for both periods.
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
On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program. As of June 30, 2025, $50 million remained authorized. The program, which was authorized in July 2023 and expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported tax rate	8.8%	18.3%	9.2%	23.2%
The Company’s effective income tax rates for the three months ended June 30, 2025 and 2024 were 8.8% and 18.3%, respectively. For the three months ended June 30, 2025, the Company’s effective tax rate was primarily driven by the goodwill impairment charge, as a portion of the charge is non-deductible for tax, as well as the inclusion of Global Intangible Low Taxed Income (“GILTI”) and additional taxes to meet the global minimum tax in certain foreign jurisdictions; offset by federal, state, and international tax benefits generated from operating losses in certain jurisdictions. For the three months ended June 30, 2024, the tax rate is primarily driven by lower book income.

The Company’s effective income tax rates for the six months ended June 30, 2025 and 2024 were 9.2% and 23.2%, respectively. For the six months ended June 30, 2025, the Company’s effective tax rate was primarily driven by the goodwill impairment charge, as a portion of the charge is non-deductible for tax, as well as the inclusion of GILTI and additional taxes to meet the global minimum tax in certain foreign jurisdictions; offset by federal, state, and international tax benefits generated from operating losses in certain foreign jurisdictions. For the six months ended June 30, 2024, the tax rate is primarily driven by lower book income and a $1.7 million shortfall from stock based compensation.
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a number of significant provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. Additionally, the OBBBA contains changes to the capitalization of research and development expenses, accelerated fixed asset depreciation, and limitations on deductions for interest expense, among other provisions. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's Form 10-Q for the quarter ended September 30, 2025.
Further, legislation in foreign jurisdictions may be enacted, in continued response to the ongoing base erosion and profit-sharing (“BEPS”) project begun by the Organization for Economic Cooperation and Development (“OECD”). The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). A number of the jurisdictions that the Company operates in have adopted some form of the model rules, which became effective beginning in 2024. The Pillar 2 rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. The Company is calculating a $2.4 million expense related to Pillar 2 tax liability for the year ending December 31, 2025. Related changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate. The Company will continue to monitor legislative activity across its U.S. and non-U.S. jurisdictions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
13. NET LOSS PER SHARE
Basic and diluted net loss per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Basic net loss per share:
Net loss	$(484,073)	$(12,402)	$(509,366)	$(15,683)
Weighted average common shares outstanding	76,695	77,409	76,579	77,572

Basic net loss per common share	$(6.31)	$(0.16)	$(6.65)	$(0.20)

Diluted net loss per share:
Net loss	$(484,073)	$(12,402)	$(509,366)	$(15,683)

Weighted average common shares outstanding — Basic	76,695	77,409	76,579	77,572
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Weighted average common shares for diluted earnings per share	76,695	77,409	76,579	77,572

Diluted net loss per common share	$(6.31)	$(0.16)	$(6.65)	$(0.20)
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
Common stock of approximately 1.5 million and 1.3 million shares at June 30, 2025 and 2024, respectively, were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
Net loss	$(484,073)	$(12,402)	$(509,366)	$(15,683)
Foreign currency translation adjustment	(3,445)	(8,674)	8,186	(7,945)
Change in unrealized (gain) loss on derivatives, net of tax	(3,190)	594	(11,206)	4,330
Pension liability adjustment, net of tax	(166)	—	(316)	(5)
Comprehensive (loss) income, net	$(490,874)	$(20,482)	$(512,702)	$(19,303)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive (loss) income by component between December 31, 2024 and June 30, 2025 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2025	$26,612	$4,028	$(58,211)	$(27,571)
Other comprehensive (loss) gain	(49,920)		12,592	(37,328)
Less: Amounts reclassified from accumulated other comprehensive income, net	(38,714)	316	4,406	(33,992)
Net current-period other comprehensive (loss) gain	(11,206)	(316)	8,186	(3,336)
Balance at June 30, 2025	$15,406	$3,712	$(50,025)	$(30,907)
For the six months ended June 30, 2025, the Company reclassified losses of $(40.6) million and $(0.3) million from AOCI to other income and cost of good sold, respectively. Additionally, the Company reclassified a gain of $6.6 million from AOCI to interest income.
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
•The Tissue Technologies segment operations consist of such offerings as skin and wound repair, plastics and surgical reconstruction products and nerve and tendon repair products. The Tissue Technologies segment includes the Company’s private label business.
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
Net sales and profit by each reportable segment for the three and six months ended June 30, 2025 and 2024 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
Total revenue, net	$303,958	$111,647	$—	$415,605	$584,622	$213,636	$—	$798,258

Cost of goods sold	102,004	50,768	53,501	206,273	194,781	95,830	103,883	394,494
Research and development	7,698	4,334	14,965	26,997	15,643	8,054	28,028	51,725
Selling, general & administrative	69,202	38,317	72,371	179,890	138,877	74,805	147,705	361,387
Intangible asset amortization	—	—	3,754	3,754	—	—	7,458	7,458
Goodwill impairment	388,106	123,259	—	511,365	388,106	123,259	—	511,365
Total cost and expenses	567,010	216,678	144,591	928,279	737,407	301,948	287,074	1,326,429

Operating income (loss)	$(263,052)	$(105,031)	$(144,591)	(512,674)	$(152,785)	$(88,312)	$(287,074)	(528,171)
Interest income				4,710				9,130
Interest expense				(21,042)				(39,857)
Other income, net				(1,946)				(2,090)
Loss before income taxes				$(530,952)				$(560,988)

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
Total revenue, net	$301,761	$116,414	$—	$418,175	$558,195	$228,852	$—	$787,047

Cost of goods sold	92,640	41,444	58,174	192,258	185,613	78,983	89,700	354,296
Research and development	7,567	4,451	17,749	29,767	13,332	9,351	34,049	56,732
Selling, general & administrative	37,413	33,332	124,727	195,472	91,617	72,665	196,988	361,270
Intangible asset amortization	—	—	3,707	3,707	—	—	13,814	13,814
Goodwill impairment	—	—	—	—	—	—	—	—
Total cost and expenses	137,620	79,227	204,357	421,204	290,562	160,999	334,551	786,112

Operating income (loss)	$164,141	$37,187	$(204,357)	(3,029)	$267,633	$67,853	$(334,551)	935
Interest income				5,058				10,098
Interest expense				(18,651)				(32,275)
Other income, net				1,437				827
Loss before income taxes				$(15,185)				$(20,415)

The Company does not allocate any assets to the reportable segments. No asset information is reported to the CODM and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
United States	$306,308	$310,225	$588,525	$566,454
Europe	42,594	40,689	77,920	82,285
Asia Pacific	47,732	45,951	92,837	95,496
Rest of World	18,971	21,310	38,976	42,812
Total Revenues	$415,605	$418,175	$798,258	$787,047
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
On September 12, 2023, a securities class action complaint, captioned Pembroke Pines Firefighters & Police Officers Pension Fund v. Integra LifeSciences Holdings Corporation, No. 23-cv-20321 (D.N.J.), was filed by a purported stockholder of the Company in the United States District Court for the District of New Jersey (the “Pembroke Litigation”) against the Company and certain of the Company’s current and former executive officers. The Pembroke Litigation, filed on behalf of a putative class of stockholders who purchased or acquired the Company’s common stock between March 11, 2019 and May 22, 2023, inclusive, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on the basis of purportedly materially false and misleading statements and omissions relating to certain quality systems issues identified by the FDA at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. The complaint seeks, among other things, compensatory damages, attorneys’ fees, expert fees, and other costs. The Company believes that it has strong defenses to the allegations in the Pembroke Litigation, and intends to defend the matter vigorously. On July 1, 2025, the class action complaint was dismissed without prejudice. The plaintiffs have until August 15, 2025 to file a Second Amended Complaint.
On February 21, 2025, a derivative lawsuit captioned Grabowsky v. Integra LifeSciences Holding Corp. et al, No. 3:25-cv-01399 (D.N.J.) was filed in the United States District Court for the District of New Jersey. The action purports to assert derivative claims on behalf of the Company against its current Board of Directors and certain of its current or former officers and directors. The action asserts claims that the individual defendants breached their fiduciary duties and harmed the Company by making false and misleading statements and omissions relating to certain quality systems issues identified by the U.S. Food and Drug Administration (“FDA”) at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. On March 28, 2025, the derivative lawsuit was voluntarily dismissed by the plaintiff. On April 1, 2025 the lawsuit was dismissed with prejudice.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
On May 13, 2025 and May 16, 2025, derivative lawsuits captioned Leverett v. Integra LifeSciences Holding Corp. et al, No. 3:2025-cv-04214 (D.N.J.) and Simpkins v. Integra LifeSciences Holding Corp. et al, No. 3:2025-cv-04446 (D.N.J.) were filed in the United States District Court for the District of New Jersey. The actions purport to assert derivative claims on behalf of the Company against its current Board of Directors and certain of its current or former officers and directors. The actions assert claims that the individual defendants breached their fiduciary duties and harmed the Company by making false and misleading statements and omissions relating to certain quality systems issues identified by the U.S. Food and Drug Administration (“FDA”) at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. The Company believes that it has strong defenses to the allegations in the lawsuits and intends to defend the matters vigorously.
Contingent Consideration
The Company determined the fair value of contingent consideration during the six month period ended June 30, 2025 and June 30, 2024 to reflect the change in estimate, additions, payments, transfers and the time value of money during each period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2025 and June 30, 2024 is as follows (in thousands):

Six Months Ended June 30, 2025	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2025	$12,968	$2,686	$3	54,000	69,657
Payment	(5,000)	—	—	(18,075)	(23,075)
Change in fair value of contingent consideration liabilities	(627)	(1,451)	—	1,875	(203)
Balance as of June 30, 2025	7,341	1,235	3	37,800	46,379

Short-Term - Accrued expenses and other liabilities	$3,579	$—	$—	$17,700	$21,279
Long-Term - Other liabilities	3,762	1,235	3	20,100	25,100
Total	7,341	1,235	3	37,800	46,379

Six Months Ended June 30, 2024	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2024	$15,755	$2,557	$300	$68,700	87,312
Payment				(12,400)	(12,400)
Change in fair value of contingent consideration liabilities	(934)	75	—	3,200	2,341
Balance as of June 30, 2024	$14,821	$2,632	$300	$59,500	77,253

Short-Term - Accrued expenses and other liabilities	$8,244	$—	$—	$19,200	$27,444
Long-Term - Other liabilities	6,577	2,632	300	40,300	49,809
Total	14,821	2,632	300	59,500	77,253

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
Surgical Innovations Associates, Inc.
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the pre-market approval ("PMA") application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date. In the second quarter of 2025, the Company paid out $18.1 million related to the 2024 performance year. Similarly, in the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
17. FAIR VALUE MEASUREMENTS
FASB Topic 820, Fair Value Measurement (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2025 and March 31, 2024 consisted of the following:

Dollars in thousands	Fair Value Measurement	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	Level 1	$217,914	$246,375
Short-term investments	Level 1	35,694	27,192
Interest rate swaps	Level 2	35,051	48,795
Foreign currency forward contracts	Level 2	1,181	—
Foreign currency forward contracts (not designated as hedges)	Level 2	701	1,700
Total Assets:		$290,541	$324,062

Liabilities:
Cross currency rate swaps	Level 2	$60,936	$4,367
Net investment hedges	Level 2	96,154	31,113
Foreign currency forward contracts	Level 2	—	914
Contingent consideration	Level 3	46,379	69,657
Total Liabilities:		$203,469	$106,051

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025 and 2024.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company remeasures the fair value of certain assets and liabilities, including property, plant and equipment, operating lease - right of use assets, and goodwill and other intangible assets, upon the occurrence of certain events. The amounts recognized were recorded to remeasure the carrying amount of assets to the assets’ fair values, which were generally estimated, based upon a market participant’s perspective, using Level 3 measurements, including values estimated using the income approach.
Other than the fair value estimates disclosed in Note 2. Acquisitions and Divestitures, Note 5. Goodwill and Other Intangible Assets, and Note 10. Leases and Related Party Leases, there were no non-recurring fair value measurements during the three and six months ended June 30, 2025 and 2024.
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

GENERAL
Integra LifeSciences Holdings Corporation was founded in 1989 and is a leading global medical technology company innovating treatment pathways to advance patient outcomes and set new standards of surgical, neurologic, ear, nose, and throat (“ENT”) and tissue technologies. Our common stock trades on the Nasdaq Global Select Market under the symbol “IART.” We have developed numerous product lines from our technologies for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include ENT, surgical instruments, neurosurgical products and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
Integra products are sold in more than 120 countries through a direct sales force as well as distributors and wholesalers. We manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical (“CSS”) and Tissue Technologies (“TT”). The CSS segment, which represents approximately 70% of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care and otolaryngology. We are the world leader in neurosurgery and one of the top three providers in the U.S. in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates approximately 30% of our overall revenue and focuses on three main areas: complex wound surgery, surgical reconstruction, and peripheral nerve repair.
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
To this end, our executive leadership team has established the following key priorities aligned to our five pillars:
Innovating for Outcomes. An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. In 2021, we filed a PMA application for a specific indication for SurgiMend in the use of post-mastectomy implant-based breast reconstruction (“IBBR”). We currently anticipate PMA approval following the completion of the construction, FDA approval and operationalization of our Braintree facility, which is expected in 2026. We are also pursuing a PMA for DuraSorb for indications in the use of IBBR. We completed enrollment for the DuraSorb U.S. investigational device exemption (“IDE”) clinical trial for two-stage breast reconstruction in 2023 and we continue to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026.
In 2024 we expanded our urinary bladder matrix platform with the U.S. launch of MicroMatrix® Flex, a dual-syringe system enabling the convenient mixing and precise delivery of MicroMatrix paste to provide convenient access to hard-to-reach spaces and to help prepare an even surface in challenging wound areas.
Additionally, in 2024, we successfully re-launched our CereLink® intracranial pressure (“ICP”) monitor system. CereLink provides advanced continuous ICP monitoring when treating patients with traumatic brain injuries and offers enhanced accuracy, usability and advanced data presentation compared to other leading ICP monitoring systems.
Growing Internationally. Over the years, we have significantly expanded our global footprint by investing in our commercial and manufacturing operations, as well as introducing new products. As part of our In-China-For-China strategy, we continue to build out our assembly capabilities in our facility in Suzhou, China. Several new products were introduced in select international markets in 2023 and 2024, including MicroMatrix and Certas Plus® Programmable Valve, which were launched in Europe, and CUSA Clarity laparoscopic tip, which was launched in Australia, New Zealand, Japan, Canada, South Africa and Israel. In addition, DuraGen® Secure received approval in Japan, while DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, and Certas Plus were approved in China.
Broadening Impact on Care Pathways. We seek ways to develop and acquire products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care settings and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care. In April 2024, we successfully completed the acquisition of Acclarent, Inc. (“Acclarent”). Acclarent is an innovator and market leader in ENT procedures and the acquisition of Acclarent has positioned Integra as one of the leading providers of ENT products and technologies. Furthermore, we believe that, owing to the ENT business being an anatomical adjacency to neurosurgery, the acquisition will allow Integra to deliver future innovation both within the ENT business and across our other CSS technology platforms.

Driving Operations and Customer Excellence. We have been steadily advancing our initiatives to build more responsive and scalable processes, enhance the reliability of our quality systems and supply chain, and drive productivity to further our supply and lower costs. We continue to invest in technologies, systems and processes to enhance the customer experience. We are also committed to our capacity expansion. We have progressed in the transfer from our Boston facility to our Braintree facility, as well as expanding capacity at our manufacturing facility in Plainsboro, New Jersey. We are implementing the CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system and enhance the quality culture across the Company.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we focus on employee empowerment, professional development and building an environment where all employees can contribute to their fullest potential. These efforts have been recognized through our inclusion in several best workplace lists globally. We continue to advance our broader organizational sustainability initiatives, and published our third annual environmental, social and governance (“ESG”) report in 2024. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Quarterly Report on Form 10-Q.
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
In 2024 we acquired Acclarent, expanding our capabilities in the U.S. ENT market. Acclarent pioneered the balloon sinuplasty market and has a broad portfolio including the RELIEVA SPINPLUS® Balloon Sinuplasty System. Acclarent also pioneered eustachian tube balloon dilation and currently markets the AERA® Eustachian Tube Dilation System, which received 510(k) clearance for expanded pediatric indications in 2023. In addition, Acclarent sells the TruDi® Navigation System, which includes a portfolio of navigated surgical instrumentation. In July 2025, we announced the inaugural enrollment of the first patient in the Acclarent AERA Pediatric Registry, a prospective, multi-center observational registry evaluating the real-world use of the AERA Eustachian Tube Balloon Dilation System in children, which marks the focused effort to measure the ongoing, real-world clinical performance of AERA in pediatric patients with obstructive Eustachian tube dysfunction. The registry is designed to capture both safety and efficacy outcomes for up to 300 pediatric patients who undergo Eustachian tube balloon dilation using AERA.
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
In 2021, we filed a PMA application for a specific indication for SurgiMend for use in post-mastectomy IBBR and in 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We anticipate PMA approval following successful closeout of the GMP deficiencies, pre-approval inspection, and operationalization of the Braintree facility, which is expected in 2026.
In 2022, we acquired SIA, which also submitted a PMA application for multiple indications for DuraSorb for use in IBBR. In 2023 we completed enrollment in the DuraSorb U.S. IDE clinical trial for two-stage breast reconstruction, and since then have completed treatment and follow up of all subjects as we continue to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026. By offering two distinct product solutions for multiple indications, we believe we have the opportunity to build a leading position in the IBBR market.
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
European Union Medical Device Regulation Updates
We continue to work towards certifying our products under the EU MDR. In recent years, we received EU MDR certification in our CSS segment for Hakim Programmable Valves, Certas Plus with and without Bactiseal catheters, Surgical Patties and Strips, DuraSeal Dural, and DuraGen Suturable, as well as IDRT, BioPatch, MicroMatrix, and Cytal in our TT segment. Although we do not currently anticipate any disruption to our commercial activities in Europe related to EU MDR, we cannot provide assurance of our ability to timely comply with all applicable requirements of EU MDR and our failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
FDA Matters
On December 19, 2024, the Company received a warning letter from the FDA (the “2024 Warning Letter”). The 2024 Warning Letter relates to quality system issues identified during FDA inspections at three of the Company’s facilities located in Mansfield, Massachusetts; Plainsboro, New Jersey; and Princeton, New Jersey. The 2024 Warning Letter did not identify any new observations that had not already been provided in the Form 483s previously issued to the Company by the FDA at the conclusion of its three inspections in June and August of 2024 (the “2024 Form 483s”). In the 2024 Form 483s, the FDA deemed certain of the Company's devices, including cranial perforators, disposable cottonoid patties and strips, and collagen-based products, to be out of compliance with respect to quality system regulations. At that time, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of the disposable patties and strips. The 2024 Warning Letter does not restrict the Company’s ability to manufacture or ship products, require recall of any products, nor restrict the Company’s ability to seek FDA 510(k) clearance of products. The 2024 Warning Letter states that premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been corrected. The Company has submitted several responses to the 2024 Form 483s issued to each of the three manufacturing facilities to the FDA and has submitted several updates to the 2024 Warning Letter in the first half of 2025.

On March 7, 2019, TEI Biosciences, Inc. (“TEI”), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter was related to quality systems issues at TEI’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”). The Boston facility manufactured extracellular bovine matrix products in our TT segment that were sold both in wound reconstruction and care and surgical reconstruction franchises, and in private label channels. The letter resulted from an inspection held at that facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to our corrective actions. On October 28, 2021, the FDA initiated an inspection of the facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021 (the “2021 Form 483”). On March 1, 2023, the FDA commenced an inspection of the Boston facility and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, the Company initiated a voluntary global recall of all products manufactured at the Boston facility, including PriMatrix, SurgiMend, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023. On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted periodic responses to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the warning letters and Form 483s and are continuing significant efforts to remediate the observations.
Although the warning letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. Following its assessment of the results of a third-party audit of the Boston facility, the Company announced in the second quarter of 2024 that it no longer plans to restart the manufacture of PriMatrix and SurgiMend at its Boston facility and will, instead, restart manufacturing of these products at its new tissue manufacturing facility in Braintree, Massachusetts. In addition, the Company also plans to manufacture Durepair Dural Regeneration Matrix at the Braintree facility. The Company anticipates the Braintree facility to be operational in 2026.
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
As a result of both audits by regulatory agencies as well as our own reviews of the Company’s quality management system, we are in the process of implementing the CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system and enhance the quality culture across the Company. The Company has completed baseline audits across all manufacturing facilities, conducted CMP training, and has made significant progress in its prioritized work streams.
RESULTS OF OPERATIONS
Executive Summary
Net loss for the three and six months ended June 30, 2025 was $(484.1) million and $(509.4) million, or $(6.31) and (6.65) per diluted share, as compared to net loss of $(12.4) million and $(15.7) million, or $(0.16) and $(0.20) per diluted share for the three and six months ended June 30, 2024. The decrease in net income for the three and six months ended June 30, 2025, was primarily driven by goodwill impairment charges of $511.4 million.

Special Charges
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
Acquisition, divestiture and integration-related charges	$4,963	$18,667	$11,187	$23,390
Structural optimization charges	5,944	5,095	16,607	9,535
EU medical device regulation	10,681	12,508	21,625	24,531
Boston recall / Braintree transition(1)	13,630	14,698	28,440	23,742
Total	$35,218	$50,968	$77,859	$81,198
(1) This primarily includes idle capacity charges, site transfer costs, quality remediation costs, right of use and fixed asset impairments.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
Cost of goods sold	$19,862	$24,865	$40,571	$37,886
Research and development	5,292	5,584	9,268	11,427
Selling, general and administrative	9,629	20,554	27,121	31,965
Other income	435	(35)	899	(80)
Total	$35,218	$50,968	$77,859	$81,198
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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
Segment Net Sales
Codman Specialty Surgical	$303,958	$301,761	$584,622	$558,195
Tissue Technologies	111,647	116,414	213,636	228,852
Total revenues	$415,605	$418,175	$798,258	787,047
Cost of goods sold	206,273	192,258	394,494	354,296
Gross margin on total revenues	$209,332	$225,917	$403,764	$432,751
Gross margin as a percentage of total revenues	50.4%	54.0%	50.6%	55.0%
Three Months Ended June 30, 2025 as Compared to Three Months Ended June 30, 2024
Revenues and Gross Margin
For the three months ended June 30, 2025, total revenues decreased by $2.6 million to $415.6 million from $418.2 million for the same period in 2024. This represents a low single digit decline compared to the same period in the prior year, primarily driven by impacts from quality and operational issues.

In the CSS segment, revenues were $304.0 million which represents an increase of $2.2 million, or 1% as compared to the prior-year period. Excluding the impact of foreign currency of $3.1 million, the decrease in revenue is primarily driven by the impact of quality and operational issues, offset by strong performance in CSF Management, specifically Certas Plus and Bactiseal.
In the TT segment, revenues were $111.6 million which represents a decrease of $4.8 million, or 4% as compared to the prior-year period. This is primarily attributable to the impact of quality and operational issues and decreases in private label revenues. This is partially offset by growth in Integra Skin.
Gross margin was $209.3 million for the three months ended June 30, 2025, a decrease of $16.6 million from $225.9 million for the same period in 2024. Gross margin as a percentage of revenues was 50.4% for the three months ended June 30, 2025 and 54.0% for the same period in 2024. For the three months ended June 30, 2025, gross margins were impacted by quality and operational issues, which affected both revenue and expenses, as well as higher manufacturing costs. For the three months ended June 30, 2024, gross margins were impacted by Boston impairment charges and Acclarent inventory step-up.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2025	2024
Research and development	6.5%	7.1%
Selling, general and administrative	43.3%	46.7%
Intangible asset amortization	0.9%	0.9%
Goodwill Impairment	123.0%	—%
Total operating expenses	173.7%	54.7%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, increased by $493.1 million, or 215.4%, to $722.0 million in the three months ended June 30, 2025, compared to $228.9 million in the same period in 2024, primarily driven by goodwill impairment booked in the current year.
Research and Development
Research and development expenses for the three months ended June 30, 2025 decreased by $2.8 million as compared to the same period in the prior year, primarily attributable to lower spend on EU MDR and other research and development projects.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended June 30, 2025 decreased by $15.6 million as compared to the same period in the prior year, primarily driven by Acclarent acquisition costs incurred in prior year.
Intangible Asset Amortization
Amortization expense (which does not include amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended June 30, 2025 was $3.8 million compared to $3.7 million for the same period in the prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expense:

	Three Months Ended June 30,
Dollars in thousands	2025	2024
Interest income	$4,710	$5,058
Interest expense	(21,042)	(18,651)
Other income (expense), net	(1,946)	1,437
Total non-operating income and expense	$(18,278)	$(12,156)
Interest Income
Interest income for the three months ended June 30, 2025 decreased by $0.3 million as compared to the same period in the prior year.

Interest Expense
Interest expense for the three months ended June 30, 2025 increased by $2.4 million as compared to the same period in the prior year primarily due to higher borrowing rates, which includes the impacts of interest rate swaps that have expired and are no longer hedging interest expense in 2025.
Other Expense, net
Other expense, net for the three months ended June 30, 2025 increased by $3.4 million compared to the same period in the prior year, primarily driven by foreign exchange impact.
Income Taxes

	Three Months Ended June 30,
Dollars in thousands	2025	2024
Loss before income taxes	$(530,952)	$(15,185)
Benefit provision for income taxes	(46,879)	(2,783)
Effective tax rate	8.8%	18.3%
The Company’s effective income tax rates for the three months ended June 30, 2025 and 2024 were 8.8% and 18.3%, respectively.
For the three months ended June 30, 2025, the Company’s effective tax rate was primarily driven by the goodwill impairment charge, as a portion of the charge is non-deductible for tax, as well as the inclusion of Global Intangible Low Taxed Income (“GILTI”) and additional taxes to meet the global minimum tax in certain foreign jurisdictions; offset by federal, state, and international tax benefits generated from operating losses in certain jurisdictions. For the three months ended June 30, 2024, the higher tax rate is primarily driven by lower book income.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company’s history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a number of significant provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act; as well as changes to the capitalization of research and development expenses, accelerated depreciation, and limitations on interest expense deductions. Further, legislation in foreign jurisdictions may be enacted, in continued response to the base erosion and profit-sharing project begun by the Organization for Economic Cooperation and Development (“OECD”).
The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). Several of the jurisdictions in which we operate have already adopted some form of the model rules, which could impact the amount of taxes that the Company pays during 2025 and future taxable periods. The rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. At this time, the Company is projecting a $2.4 million expense related to Pillar 2 tax liability for the 2025 year. The Company will continue to analyze the new Pillar 2 laws and any related guidance to determine potential impacts. Such changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate. The Company will continue to monitor legislative activity across its U.S. and non-U.S. jurisdictions.
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
Six Months Ended June 30, 2025 as Compared to Six Months Ended June 30, 2024
Revenues and Gross Margin
For the six months ended June 30, 2025, total revenues increased by $11.2 million to $798.3 million from $787.0 million for the same period in 2024. This represents low single digit growth compared to the same period in the prior year, primarily driven by sales related to Acclarent, offset by impacts from quality and operational issues.

In the CSS segment, revenues were $584.6 million, an increase of $26.4 million, or 5% from the prior period. Excluding the impact of foreign currency of $1.1 million, the increase is primarily due to the timing of the Acclarent acquisition completed in the second quarter in the prior year, offset by the impact of quality and operational issues.
In the TT segment, revenues were $213.6 million, a decrease of $15.2 million, or 7% from the prior-year period, primarily attributable to the impact of quality and operational issues and decreases in private label revenues. This is partially offset by growth in Micromatrix, Cytal, and Integra Skin.
Gross margin was $403.8 million for the six months ended June 30, 2025, a decrease of $29.0 million from $432.8 million for the same period in 2024. Gross margin as a percentage of total revenue decreased to 50.6% for the six months ended June 30, 2025 from 55.0% in the same period in 2024. For the six months ended June 30, 2025, gross margins were impacted by quality and operational issues, which affected both revenue and expenses, as well as higher manufacturing costs. For the six months ended June 30, 2024 gross margins were impacted by Boston impairment charges and Acclarent inventory step-up.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2025	2024
Research and development	6.5%	7.2%
Selling, general and administrative	45.3%	45.9%
Intangible asset amortization	0.9%	1.8%
Goodwill Impairment	64.1%	—%
Total operating expenses	116.8%	54.9%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $500.1 million, or 115.8% to $931.9 million in the six months ended June 30, 2025, compared to $431.8 million in the same period in 2024, primarily driven by goodwill impairment booked in the current year.
Research and Development
Research and development expenses for the six months ended June 30, 2025 decreased by $5.0 million as compared to the same period, primarily attributable to lower spend on EU MDR and other research and development projects.
Selling, General and Administrative
Selling, general and administrative costs increased by $0.1 million as compared to the same period in the prior year.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the six months ended June 30, 2025 was $7.5 million compared to $13.8 million for the same period in the prior year. The decrease is driven by the impairment of customer relationship intangible related to our Boston facility of $7.1 million, which was recorded in the first quarter of 2024.
We expect total annual amortization expense to be approximately $53.7 million for the remainder of 2025, $107.2 million in 2026, $106.2 million in 2027, $102.6 million in 2028, $97.3 million in 2029, $91.3 million in 2030 and $445.8 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
Dollars in thousands	2025	2024
Interest income	$9,130	$10,098
Interest expense	(39,857)	(32,275)
Other (expense) and income, net	(2,090)	827
Total non-operating expense	$(32,817)	$(21,350)

Interest Income
Interest income for the six months ended June 30, 2025 increased by $1.0 million as compared to the same period in the prior year due to increased investments.
Interest Expense
Interest expense for the six months ended June 30, 2025 increased by $7.6 million as compared to the same period in the prior year primarily due to higher borrowing rates, which includes the impacts of interest rate swaps that have expired and are no longer hedging interest expense in 2025.
Other (Expense) and Income, net
Other (expense) and income, net for the six months ended June 30, 2025, decreased by $2.9 million as compared to the same period in the prior year, primarily driven by foreign exchange impact.
Income Taxes

	Six Months Ended June 30,
Dollars in thousands	2025	2024
Income before income taxes	$(560,988)	$(20,415)
Income tax (benefit) expense	(51,622)	(4,732)
Effective tax rate	9.2%	23.2%
The Company’s effective income tax rates for the six months ended June 30, 2025 and 2024 were 9.2% and 23.2%, respectively. For the six months ended June 30, 2025, the Company’s effective tax rate was primarily driven by the goodwill impairment charge, as a portion of the charge is non-deductible for tax, as well as the inclusion of GILTI and additional taxes to meet the global minimum tax in certain foreign jurisdictions; offset by federal, state, and international tax benefits generated from operating losses in certain foreign jurisdictions. For the six months ended June 30, 2024, the higher tax rate is primarily driven by lower book income and a $1.7 million shortfall from stock-based compensation.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
United States	$306,308	$310,225	$588,525	$566,454
Europe	42,594	40,689	77,920	82,285
Asia Pacific	47,732	45,951	92,837	95,496
Rest of World	18,971	21,310	38,976	42,812
Total Revenues	$415,605	$418,175	$798,258	$787,047

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
The decrease in domestic revenues for the three months ended June 30, 2025 was primarily the result of the impact of quality and operational issues. The increase in international revenues for the three months ended June 30, 2025 was the result of strong performance in CSF Management.
The increase in domestic revenues for the six months ended June 30, 2025 was primarily related to Acclarent, offset by the impact of quality and operational issues. The decrease in international revenues for the six months ended June 30, 2025 was also the result of the impact of quality and operational issues.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The Company’s working capital as of June 30, 2025 and December 31, 2024 was $213.0 million and $159.6 million, respectively.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $217.9 million and $246.4 million at June 30, 2025 and December 31, 2024, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2025, our non-U.S. subsidiaries held approximately $180.0 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short Term Investments
The Company had short term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $35.7 million at June 30, 2025 compared to $27.2 million at December 31, 2024.
Cash Flows

	Six Months Ended June 30,
Dollars in thousands	2025	2024
Net cash (used in) provided by operating activities	$(2,338)	$56,157
Net cash used in investing activities	(57,568)	(376,163)
Net cash provided by financing activities	14,238	264,928
Effect of exchange rate fluctuations on cash	17,207	(6,088)
Cash Flows Provided by or Used in Operating Activities
Operating cash flows for the six months ended June 30, 2025 decreased by $58.5 million compared to the same period in 2024. Within operating cash flows, net income less non-cash adjustments decreased for the six months ended June 30, 2025 by approximately $38.2 million as compared to the same period in 2024 due to the impact of quality and operational issues on revenue and associated costs.
The changes in assets and liabilities for the six months ended June 30, 2025, net of business acquisitions, decreased cash flows by $42.7 million, mainly attributable to increases in inventory and prepaid expenses and other current assets.
The changes in assets and liabilities for the six months ended June 30, 2024, net of business acquisitions, decreased cash flows by $22.4 million, mainly attributable to increases in prepaid and other current assets and inventory, and decreases in other non current liabilities.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the six months ended June 30, 2025 were $49.1 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities, and other technology investments, as well as $8.5 million related to short term investments.
There were no sources of cash from investing activities for the six months ended June 30, 2025.
Uses of cash from investing activities during the six months ended June 30, 2024 were $282.0 million related to the Acclarent acquisition, $49.0 million related to short term investments, and $45.2 million paid for capital expenditures to support operations improvement initiatives at a number of our manufacturing facilities and other information technology investments.
There were no sources of cash from investing activities during the six months ended June 30, 2024.
Cash Flows Provided by Financing Activities
Uses of cash from financing activities in the six months ended June 30, 2025 related to the repayments of $31.1 million under our Senior Credit Facility and Securitization Facility, as well as $16.5 million related to payments of Arkis and SIA contingent consideration. In addition, the Company paid $3.9 million in debt issuance costs and $2.4 million in cash taxes for net equity settlements.
Sources of cash from financing activities for the six months ended June 30, 2025 were $67.3 million of proceeds from borrowings of long term indebtedness and $1.0 million related to the proceeds from the exercise of stock options.

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
Sources of cash from financing activities for the six months ended June 30, 2024 were $429.3 million of proceeds from borrowings of long-term indebtedness and $6.4 million related to the proceeds from the exercise of stock options.
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
Any tariffs paid have been capitalized in inventory and will be recognized in our cost of goods sold as those products are sold. During the six months ended June 30, 2025, the Company paid approximately $5.4 million of tariffs on imported goods. Of this amount, $1.1 million was recognized in cost of goods sold in the consolidated statements of operations.
The overall macroeconomic and geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business, results of operations, financial condition and cash flows. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products and materials, and our ability to offset the effects of any tariffs that might be imposed. For additional information on the risks that tariffs pose to the Company, please see Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 6. Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a discussion of our Senior Credit Facility, 2025 Notes, and Securitization Facility and Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for discussion of our hedging activities.
The Senior Credit Facility is subject to various financial and negative covenants and, at June 30, 2025, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 4.53, with the covenant requirement at 5.00 at the end of June 30, 2025. As outlined in the table in Note 6. Debt, the covenant requirement will drop from 5.00 to 4.75 for the fiscal quarter ended September 30, 2026.
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

Capital Resources
We believe that our cash, cash equivalents, short term investments and available borrowings under the Senior Credit Facility are sufficient to finance our operations, capital expenditures and repayment of the 2025 Notes for the next twelve months and foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, and the potential impact of tariffs on our cost of goods sold and consumer demand for our products, among others. Additional sources of liquidity available to us include short term borrowings and the issuance of long-term debt and equity securities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the six months ended June 30, 2025 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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
OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 did not materially change in the six months ended June 30, 2025.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2025 would impact interest income by approximately $2.2 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments- We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at June 30, 2025 would increase or decrease interest income by approximately $0.4 million on an annual basis.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of June 30, 2025. The total notional amounts related to the Company's interest rate swaps were $900.0 million with $200.0 million effective as of June 30, 2025. Based on our outstanding borrowings at June 30, 2025, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $10.7 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as previously filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Amendment No. 2 to the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2025)

10.2
Amendment No. 1, dated June 6, 2025, to that Seventh Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025)

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
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed on July 31, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 31, 2025	/s/ Mojdeh Poul
Mojdeh Poul
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2025	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)