Form 10-Q
period 2025-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2025-10-30
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 29, 2025 was 77,892,111.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue, net	$402,062	$380,834	$1,200,320	$1,167,881

Costs and expenses:
Cost of goods sold	195,071	180,596	589,565	534,892
Research and development	22,456	27,435	74,181	84,167
Selling, general and administrative	169,046	177,193	530,433	538,463
Intangible asset amortization	3,728	3,760	11,186	17,575
Goodwill impairment charge	—	—	511,365	—
Total costs and expenses	390,301	388,984	1,716,730	1,175,097
Operating income (loss)	11,761	(8,150)	(516,410)	(7,216)
Interest income	4,982	5,049	14,112	15,147
Interest expense	(22,725)	(19,373)	(62,582)	(51,648)
Other (expense) income, net	(842)	2,112	(2,932)	2,939
Loss before income taxes	(6,824)	(20,362)	(567,812)	(40,778)
Benefit for income taxes	(1,420)	(9,667)	(53,042)	(14,399)
Net loss	$(5,404)	$(10,695)	$(514,770)	$(26,379)

Net loss per share
Basic and diluted	$(0.07)	$(0.14)	$(6.72)	$(0.34)

Weighted average common shares outstanding (See Note 13):
Basic and diluted	76,753	76,448	76,637	77,196
Comprehensive loss (See Note 14)	(6,472)	(16,823)	(519,174)	$(36,126)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$232,186	$246,375
Short-term investments	35,693	27,192
Trade accounts receivable, net of allowances of $5,637 and $6,917	262,160	272,370
Inventories, net	489,106	429,090
Prepaid expenses	94,111	77,001
Other current assets	30,326	29,653
Total current assets	1,143,582	1,081,681
Property, plant and equipment, net	437,367	405,723
Right of use asset - operating leases	138,187	144,042
Intangible assets, net	1,160,145	1,207,588
Goodwill	615,199	1,096,952
Deferred tax assets, net	109,728	34,923
Other assets	42,244	66,515
Total assets	$3,646,452	$4,037,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$38,750	$33,906
Current portion of lease liability - operating leases	13,826	14,540
Convertible securities	—	573,170
Accounts payable, trade	92,305	82,502
Contract liabilities	11,326	10,483
Accrued compensation	74,987	85,617
Accrued expenses and other current liabilities	132,860	121,908
Total current liabilities	364,054	922,126
Long-term borrowings under senior credit facility	1,708,851	1,087,917
Long-term borrowings under securitization facility	83,500	108,100
Lease liability - operating leases	160,933	166,930
Deferred tax liabilities	58,285	60,833
Other liabilities	233,255	146,238
Total liabilities	2,608,878	2,492,144
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 92,251 and 91,610 issued at September 30, 2025 and December 31, 2024, respectively	923	916
Additional paid-in capital	1,333,506	1,323,431
Treasury stock, at cost; 14,416 shares and 14,445 shares at September 30, 2025 and December 31, 2024, respectively	(690,025)	(691,411)
Accumulated other comprehensive loss	(31,975)	(27,571)
Retained earnings	425,145	939,915
Total stockholders’ equity	1,037,574	1,545,280
Total liabilities and stockholders’ equity	$3,646,452	$4,037,424
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(514,770)	$(26,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	113,402	103,304
Non-cash impairment charges	511,365	12,173
Deferred income tax benefit	(55,316)	(13,743)
Share-based compensation	12,745	17,225
Amortization of debt issuance costs and expenses associated with debt refinancing	4,590	4,193
Non-cash lease expense	(906)	(129)
Loss on disposal of property and equipment	490	1,337
Change in fair value of contingent consideration and others	(14,644)	(319)
Changes in assets and liabilities:
Accounts receivable	15,967	38,861
Inventories	(43,419)	(27,579)
Prepaid expenses and other current assets	(4,994)	(34,401)
Other non-current assets	3,335	(1,745)
Accounts payable, accrued expenses and other current liabilities	3,704	2,686
Contract liabilities	2,715	1,822
Other non-current liabilities	4,304	1,336
Net cash provided by operating activities	38,568	78,642
INVESTING ACTIVITIES:
Purchases of property and equipment	(64,222)	(74,818)
Cash paid for business acquisitions, net of cash acquired	—	(281,994)
Purchases of short-term investments	(8,502)	(48,997)
Proceeds from maturities of short-term investments	—	19,250
Net payments from swaps designated as net investment hedges	(432)	—
Net cash used in investing activities	(73,156)	(386,559)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	671,000	451,100
Payments on debt	(69,819)	(147,188)
Repayments of convertible debt	(574,983)	—
Payment of debt issuance costs	(3,930)	—
Purchases of treasury stock	(221)	(50,000)
Payments for contingent considerations	(16,451)	(11,923)
Proceeds from exercised stock options	957	6,398
Cash taxes paid in net equity settlement	(2,560)	(3,374)
Net cash provided by financing activities	3,993	245,013
Effect of exchange rate changes on cash and cash equivalents	16,406	1,659
Net decrease in cash and cash equivalents	(14,189)	(61,245)
Cash and cash equivalents at beginning of period	246,375	276,402
Cash and cash equivalents at end of period	$232,186	$215,157
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	91,609	$916	(14,445)	$(691,411)	$1,323,431	$(27,571)	$939,915	$1,545,280
Net loss	—	—	—	—	—	—	(25,293)	(25,293)
Other comprehensive income, net of tax	—	—	—	—	—	3,465	—	3,465
Issuance of common stock through employee stock purchase plan	44	—	—	—	957	—	—	957
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	483	5	21	1,032	(3,167)	—	—	(2,130)
Share-based compensation		—	—	—	1,860	—	—	1,860
Balance, March 31, 2025	92,136	$921	(14,424)	$(690,379)	$1,323,081	$(24,106)	$914,622	$1,524,139
Net loss	—	—	—	—	—	—	(484,073)	(484,073)
Other comprehensive loss, net of tax	—	—	—	—	—	(6,801)	—	(6,801)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	201	2	8	345	(571)	—	—	(224)
Share-based compensation	—	—	—	—	5,341	—	—	5,341
Other Adjustments	—	$—	—	—	279	$—	$—	279
Balance, June 30, 2025	92,337	$923	(14,416)	$(690,034)	$1,328,130	$(30,907)	$430,549	$1,038,661
Net loss	—	—	—	—	—	—	(5,404)	(5,404)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,068)	—	(1,068)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(86)	—	—	9	(207)	—	—	(198)
Share-based compensation	—	—	—	—	5,583	—	—	5,583
Balance, September 30, 2025	92,251	$923	(14,416)	$(690,025)	$1,333,506	$(31,975)	$425,145	$1,037,574

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	90,920	$909	(12,751)	$(647,262)	$1,302,484	$(15,106)	$946,859	$1,587,884
Net loss	—	—	—	—	—	—	(3,281)	(3,281)
Other comprehensive income, net of tax	—	—	—	—	—	4,460	—	4,460
Issuance of common stock through employee stock purchase plan	23	—	—	—	965	—	—	965
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	541	2	16	840	1,470	—	—	2,312
Share-based compensation	—	4	—	—	5,608	—	—	5,612
Balance, March 31, 2024	91,484	$915	(12,735)	$(646,422)	$1,310,527	$(10,646)	$943,578	$1,597,952
Net income	—	—	—	—	—	—	(12,402)	(12,402)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,080)	—	(8,080)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	107	1	—	20	(101)	—	—	(80)
Share-based compensation	—	—	—	—	7,305	—	—	7,305
Accelerated shares repurchased	—	—	(1,273)	(34,351)	(16,149)	—	—	(50,500)
Balance, June 30, 2024	91,591	916	(14,008)	(680,753)	1,301,582	(18,726)	931,176	1,534,195
Net income	—	—	—	—	—	—	(10,695)	(10,695)
Other comprehensive income, net of tax	—	—	—	—	—	(6,128)	—	(6,128)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(3)	—	—	10	(181)	—	—	(171)
Share-based compensation	—	—	—	—	4,386	—	—	4,386
Accelerated shares repurchased	—	—	(446)	(11,067)	11,067	—	—	—
Balance, September 30, 2024	91,588	916	(14,454)	(691,810)	1,316,854	(24,854)	920,481	1,521,587
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
In the opinion of management, the September 30, 2025 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and nine-month period ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire year.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis. Retrospective application to all prior periods presented in the financial statements is permitted. The Company will adopt ASU 2023-09 for the annual period ending on December 31, 2025 on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its disclosures.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company’s financial position, results of operations, or cash flows.
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand, as well as time deposits with original maturities of three months or less and money market funds, which are highly liquid and readily convertible to cash, totaling approximately $232.2 million and $246.4 million at September 30, 2025 and December 31, 2024, respectively.
Short-term investments
The Company had short-term investments, primarily consisting of time deposits with original maturities between three months and one year, totaling approximately $35.7 million and $27.2 million at September 30, 2025 and December 31, 2024, respectively. The short-term investments are valued based on Level 1 measurements in the fair value hierarchy.
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
The Company incurred employee termination costs on restructuring activities in the consolidated statement of operations for the nine months ended September 30, 2025 and 2024. The following table summarizes the activity in the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Balance, beginning of the year	$5,151	$2,113
Charges:
Cost of Goods Sold	113	—
Research and development	417	—
Selling, general and administrative	6,780	—
Payments and other adjustments	(8,129)	(1,691)
Balance, end of the period	$4,332	$422

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
2. ACQUISITIONS AND DIVESTITURES
Acquisition of Durepair®
On October 2, 2024, the Company completed the acquisition of the product rights for Durepair Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total consideration of $45.0 million. The Company made cash payments of $10.0 million upon the closing of the acquisition in October 2024, $15.0 million on the first anniversary of the acquisition in October 2025, and will make an additional cash payment of $20.0 million upon the second anniversary of the acquisition in October 2026. The additional cash payments in October 2025 and October 2026 are included at present value in accrued expenses and other current liabilities and other liabilities, respectively, as of September 30, 2025.
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
The addition of Acclarent’s ENT product portfolio, including sinus balloon dilation, eustachian tube balloon dilation, and surgical navigation systems technologies, and dedicated salesforce enhanced the Company’s position in the ENT specialty device market. Acclarent’s results of operations have been reported in the Company’s Codman Specialty Surgical reportable segment from the date of acquisition.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the changes in the contract asset and liability balances for the nine months ended September 30, 2025:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2025	$6,146
Transferred to trade receivables from contract asset included in beginning of the year contract asset	$(6,146)
Contract asset, net of transferred to trade receivables on contracts during the period	$4,928
Contract asset, September 30, 2025	$4,928

Contract Liability
Contract liability, January 1, 2025	$19,669
Recognition of revenue included in beginning of year contract liability	$(8,452)
Contract liability, net of revenue recognized on contracts during the period	$11,008
Foreign currency translation	$123
Contract liability, September 30, 2025	$22,348
As of September 30, 2025, the short-term portion of the contract liability of $11.3 million, representing 51% of unsatisfied or partially unsatisfied performance obligations, is expected to be recognized as revenue within 12 months and is included in current liabilities in the consolidated balance sheet. The long-term portion of $11.0 million, representing the remaining balance to be recognized thereafter, is included in other liabilities in the consolidated balance sheet.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Neurosurgery	$201,563	$175,956	$601,466	$583,726
Instruments	50,151	54,238	154,181	153,148
ENT	40,869	40,588	121,557	92,103
Total Codman Specialty Surgical	292,583	270,782	877,204	828,977

Wound Reconstruction and Care	83,988	80,460	243,514	249,032
Private Label	25,491	29,592	79,602	89,872
Total Tissue Technologies	109,479	110,052	323,116	338,904
Total revenue	$402,062	$380,834	$1,200,320	$1,167,881
See Note 15. Segment and Geographic Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	September 30, 2025	December 31, 2024
Finished goods	$258,774	$223,729
Work in process	100,010	79,423
Raw materials	130,322	125,938
Total inventories, net	$489,106	$429,090
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2025 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at December 31, 2024	$715,730	$381,222	$1,096,952
Impairment	(388,106)	(123,259)	(511,365)
Foreign currency translation	16,567	13,045	29,612
Goodwill at September 30, 2025	$344,191	$271,008	$615,199
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
During the second quarter of 2025, the Company performed a quantitative assessment of its Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units in accordance with ASC 350 due to the decrease in the price per share of the Company’s common stock related to a number of factors including recent tariff changes that have created broad economic uncertainty and the impact of quality, operational, and supply issues. The Company recognized an aggregate charge of $511.4 million in goodwill impairment expense in the consolidated statement of operations in the second quarter of 2025. The quantitative test for the Tissue Technologies reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Technologies reporting unit was less than its carrying amount and recognized an impairment of $123.3 million. The quantitative test for the Neurosurgery reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Neurosurgery reporting unit was less than its carrying amount and recognized an impairment of $249.0 million. The quantitative test for the Instruments and ENT reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 12.0% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Instruments and ENT reporting unit was less than its carrying amount and recognized an impairment of $139.1 million.
In the third quarter of 2025, the Company performed its annual test of its reporting units for impairment and completed a qualitative evaluation of its Tissue Technologies and Neurosurgery reporting units. The Instruments and ENT reporting unit had been deemed fully-impaired during the second quarter of 2025 and was excluded from this evaluation. After performing the qualitative analysis, the Company concluded that it was more likely than not that the fair values of the Tissue Technologies and Neurosurgery reporting units were greater than their carrying amounts. Therefore, it was not necessary to perform a quantitative impairment test.
The Company did not recognize any goodwill impairment charges during 2024.
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2025
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,484,605	$(608,295)	$876,310
Customer relationships	12 years	169,246	(143,789)	25,457
Trademarks/brand names	27 years	103,340	(46,639)	56,701
Codman tradename	Indefinite	179,516	—	179,516
Supplier relationships	30 years	30,211	(19,860)	10,351
All other	6 years	23,428	(11,618)	11,810
		$1,990,346	$(830,201)	$1,160,145

	December 31, 2024
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,452,545	$(525,959)	$926,586
Customer relationships	12 years	166,038	(137,186)	28,852
Trademarks/brand names	27 years	99,951	(42,173)	57,778
Codman tradename	Indefinite	168,202	—	168,202
Supplier relationships	30 years	30,211	(19,126)	11,085
All other	6 years	22,820	(7,735)	15,085
		$1,939,767	$(732,179)	$1,207,588

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
In the third quarter of 2025, the Company performed its annual test of its intangible assets with indefinite lives for impairment and completed a qualitative evaluation of its Codman tradename intangible asset. After performing the qualitative analysis, the Company concluded that it was more likely than not that the fair value of the Codman tradename intangible asset was greater than its carrying amount. Therefore, it was not necessary to perform a quantitative impairment test.
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
Total amortization of intangible assets for the three and nine months ended September 30, 2025 was $26.9 million and $80.1 million, respectively. Of this amount, $23.1 million and $69.0 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold.
Total amortization of intangible assets for the three and nine months ended September 30, 2024 was $25.6 million and $78.7 million, respectively. Of this amount, $21.8 million and $61.1 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold. $7.1 million related to the impairment of a customer relationship intangible and the remainder were included in intangible amortization in the statement of operations.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $26.9 million for the remainder of 2025, $107.6 million in 2026, $106.5 million in 2027, $103.0 million in 2028, $97.7 million in 2029, $91.6 million in 2030 and $447.6 million thereafter.
In the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Company's manufacturing facility located in Boston, Massachusetts (the “Boston facility”), the Company elected to perform quantitative impairment testing on certain definite-lived intangible assets including completed technology and customer relationships in accordance with ASC 360. The Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. In the second quarter of 2024, the Company approved a plan to transition the commercial distribution of SurgiMend and PriMatrix from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts (the “Braintree facility”). The Company considered the impact to the update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility on the assumptions used in the quantitative assessment of the definite-lived intangible assets completed in the first quarter of 2024, which did not require further evaluation for impairment. The carrying values of SurgiMend and PriMatrix are $27.4 million and $21.1 million, respectively, as of September 30, 2025.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Potential Impact of Risks and Uncertainties on Management’s Estimates
The rapidly evolving tariff changes imposed by the U.S. and other countries since early 2025 have created increased risks and uncertainties surrounding the Company’s future results of operations. In 2025 President Trump has announced reciprocal tariffs on many countries and certain countries, such as China, have responded with retaliatory tariffs. In September 2025, the U.S. Department of Commerce initiated national security investigations into medical equipment, devices, and robotics. The tariff environment has continued to shift throughout the 2025 calendar year, with new measures being proposed, paused, implemented, and countered, contributing to broader trade policy uncertainty. The assumptions used by the Company in its quantitative tests of goodwill and intangible assets are inherently subject to uncertainty and slight changes in these assumptions, including the extent and duration of any subsequent changes in U.S. import tariffs and reciprocal measures by China and the resulting impact on general economic conditions and on the Company’s business, could have a significant impact on the concluded values.
6. DEBT
Amendment to the Seventh Amended and Restated Credit Agreement
On June 6, 2025, in response to the risks and uncertainties surrounding the Company’s future results of operations due to tariffs, the Company entered into the June 2025 Amendment of the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The June 2025 Amendment did not increase the Company’s total indebtedness or extend the maturity date of the Senior Credit Facility.
Under the terms of the June 2025 Amendment, the Company’s Consolidated Total Leverage Ratio (defined, as of any date of determination, as the ratio of (a) Consolidated Funded Indebtedness as of such date (as defined in the Senior Credit Facility) less cash that is not subject to any restriction on the use or investment thereof to (b) Consolidated EBITDA (as defined in the Senior Credit Facility)) for the period of four consecutive fiscal quarters ending on such date was modified to the following:

Fiscal Quarter Ending	Maximum Consolidated Total Leverage Ratio
June 30, 2025 through June 30, 2026	5.00 to 1.00
September 30, 2026	4.75 to 1.00
December 31, 2026	4.50 to 1.00
March 31, 2027 and the last day of each fiscal quarter thereafter	4.00 to 1.00
In addition to the foregoing, from the date of the June 2025 Amendment through the fiscal quarter ending December 31, 2026 (the “Covenant Relief Period”), the Amendment, among other things, also: (i) temporarily establishes, during the Covenant Relief Period, a revised applicable rate schedule; (ii) temporarily limits, during the Covenant Relief Period, the Company’s ability to make certain investments; (iii) temporarily restricts, during the Covenant Relief Period, the Company’s ability to incur incremental indebtedness under the Senior Credit Facility, create certain liens, make certain restricted payments and incur or guarantee indebtedness of excluded subsidiaries; and (iv) temporarily prohibits, during the Covenant Relief Period, the Company from selling, transferring or exclusively licensing material intellectual property to a subsidiary of the Company that is not a loan party under the Senior Credit Facility or designating any subsidiary that owns or exclusively licenses any material intellectual property as an excluded subsidiary under the Senior Credit Facility.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at September 30, 2025, the Company was in compliance with all such covenants.
At September 30, 2025 and December 31, 2024, there was $1.0 billion and $365.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At September 30, 2025 and December 31, 2024, there was $736.3 million and $760.5 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 6.4% and 6.0%, respectively. As of September 30, 2025 and December 31, 2024 there was $38.8 million and $33.9 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
The fair value of the term loan component and revolving credit facility component of the Senior Credit Facility at September 30, 2025 was $734.0 million, and $1,011.6 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
As of September 30, 2025 and December 31, 2024, letters of credit outstanding totaled $3.0 million and $1.7 million, respectively. There were no amounts drawn under the letters of credit outstanding as of September 30, 2025.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of September 30, 2025	Principal Repayment
Dollars in thousands
Remainder of 2025	$9,688
2026	38,750
2027	53,281
2028	634,531
$736,250
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $11.8 million for the remainder of 2025, $45.5 million in 2026, $42.8 million in 2027, and $9.3 million in 2028. Interest is calculated on the term loan component of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Senior Credit Facility. As the revolving credit facility component of the Senior Credit Facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
Any outstanding borrowings on the revolving credit facility component of the Senior Credit Facility are due on March 24, 2028.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Convertible Senior Notes
The Company’s 0.5% Convertible Senior Notes due 2025 (the “2025 Notes”) issued in February 2020 pursuant to an indenture, dated as of February 7, 2020 (the “Original Indenture”), between the Company and Citibank, N.A., as trustee, matured on August 15, 2025. The 2025 Notes were settled upon maturity for $575.0 million in cash, excluding accrued interest, funded by borrowings on the revolving credit facility component of the Senior Credit Facility. No shares were issued to settle the 2025 Notes.
In connection with the issuance of the 2025 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2025 Notes (the “hedge participants”). The cost of the call transactions was $104.2 million for the 2025 Notes. The Company received $44.5 million of proceeds from the warrant transactions for the 2025 Notes. The call transactions involved purchasing call options from the hedge participants, and the warrant transactions involved selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions was $73.67, subject to anti-dilution adjustments substantially similar to those in the 2025 Notes. The initial strike price of the warrant transactions was $113.34 for the 2025 Notes, subject to customary anti-dilution adjustments. The call transactions entered into with the hedge participants expired in August 2025 and the warrant transactions entered into with the hedge participants expire ratably over the period from November 2025 through February 2026.
Securitization Facility
The Company maintains an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2025, the Company was in compliance with the covenants and none of the termination events had occurred.
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
At September 30, 2025 and December 31, 2024, the Company had $83.5 million and $108.1 million, respectively, of outstanding borrowings under its Securitization Facility with an interest rate of 5.2% and 5.4%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at September 30, 2025 was $82.0 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of September 30, 2025 and December 31, 2024 are as follows:

		September 30, 2025		December 31, 2024
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$736,250	$733,980	$760,469	$751,143
Senior credit facility - revolving component	Level 2	1,015,000	1,011,573	365,000	360,144
2025 Notes	Level 1	—	—	575,000	555,594
Securitization	Level 2	83,500	82,046	108,100	105,831
Subtotal		$1,834,750	$1,827,599	$1,808,569	$1,772,712
Debt issuance costs		(3,649)		(5,476)
Total debt		$1,831,101	$1,827,599	$1,803,093	$1,772,712
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
The Company held the following interest rate swaps as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	September 30, 2025	December 31, 2024					September 30, 2025	December 31, 2024
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	—	421
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	—	502
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	—	403
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	1,200	3,406
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	1,264	3,507
1-month Term SOFR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	25,507	34,537
1-month Term SOFR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	5,566	7,848
Basis Swap (1)	—	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,864)	(1,829)
	$900,000	$1,125,000					$31,673	$48,795
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the three and nine months ended September 30, 2025, the Company recorded a gain of $1.3 million and a loss of $(9.6) million, respectively, in AOCI related to the change in fair value of the interest rate swaps. For the three and nine months ended September 30, 2024, the Company recorded a loss of $(17.1) million and a gain of $2.7 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
For the three and nine months ended September 30, 2025, the Company recorded gains of $4.6 million and $7.5 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. For the three and nine months ended September 30, 2024, the Company recorded gains of $4.1 million and $14.4 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2025 within the next twelve months is $16.9 million.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

					September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	February 19, 2025	3.00%	CHF	—	328,136	—	(4,367)
Receive U.S.$			3.98%		$—	368,362

Pay CHF	February 20, 2025	December 20, 2030	3.25%	CHF	310,887	—	(57,034)	—
Receive U.S.$			6.14%		$348,997	—

Total							$(57,034)	$(4,367)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2025, the Company recorded a gain of $9.0 million and a loss of $(40.5) million, respectively, in AOCI related to change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2024, the Company recorded a loss of $(16.6) million and a gain of $13.5 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2025, the Company recorded a gain of $2.8 million and a loss of $(47.1) million, respectively, in other income, net related to the change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans. For the three and nine months ended September 30, 2024, the Company recorded a loss of $(23.2) million and a gain of $5.4 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the three and nine months ended September 30, 2025, the Company recorded gains of $2.3 million and $5.7 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2024, the Company recorded gains of $1.1 million and $3.7 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of September 30, 2025 within the next twelve months is $5.2 million.
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
On July 25, 2025, the Company entered into a cross-currency swap agreement with a notional amount of CHF 59.7 million, equivalent to $75.0 million, where the Company agreed with third-parties to sell CHF in exchange for U.S. dollars at a specified rate at the maturity of the contract. The new cross-currency swap agreement was designated as a net investment hedge to partially offset the effects of foreign currency on foreign subsidiaries.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

					September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	38,820	38,820	—	4,827
Receive U.S.$			2.19%		$45,000	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	240,175	240,175	(58,351)	(27,951)
Receive U.S.$			1.94%		$250,000	250,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(10,982)	(3,248)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	68,483	(12,761)	(4,741)
Receive U.S.$			2.74%		$75,000	75,000

Pay CHF	February 21, 2025	December 15, 2031	—%	CHF	67,800	—	(9,602)	—
Receive U.S.$			3.24%		$75,000	—

Pay CHF	July 25, 2025	December 15, 2032	—%	CHF	59,693	—	(2,478)	—
Receive U.S.$			2.66%		$75,000	—

Total							$(94,174)	$(31,113)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the three and nine months ended September 30, 2025, the Company recorded a gain of $5.0 million and a loss of $(54.4) million, respectively, in AOCI related to the change in fair value of the cross-currency swaps. For the three and nine months ended September 30, 2024, the Company recorded losses of $(21.1) million and $(0.4) million, respectively, in AOCI related to the change in fair value of the cross-currency swaps.
For the three and nine months ended September 30, 2025, the Company recorded gains of $3.4 million and $9.1 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2024, the Company recorded gains of $2.7 million and $7.4 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2025 within the next twelve months is $11.4 million.
Foreign Currency Forward Contracts
The Company has entered into forward contracts designated as cash flow hedges for forecasted purchases in foreign currencies, primarily CHF denominated intercompany purchases. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are included in accumulated other comprehensive loss. These changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs. These contracts typically settle at various dates within twelve months of execution. As of September 30, 2025 the notional amount of foreign currency forward contracts was CHF 12.3 million.
For the three and nine months ended September 30, 2025, the Company recorded a loss of $(0.2) million and a gain of $1.9 million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts. For the three and nine months ended September 30, 2024, the Company recorded a gain of $0.5 million and a loss of $(0.2) million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
For the three and nine months ended September 30, 2025, the Company recorded an immaterial loss and a loss of $(0.4) million, respectively, in other income and cost of goods sold included in the consolidated statements of operations related to the amortization of forward points and rate translation on the foreign currency forward contracts. For the three and nine months ended September 30, 2024, the Company recorded losses of $(0.1) million and $(0.3) million, respectively, in other income and cost of goods sold included in the consolidated statements of operations related to the amortization of forward points and rate translation on the foreign currency forward contracts.
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
Fair Value of Derivative Instruments
The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for the derivative instruments. The fair values of the interest rate swaps and cross-currency swaps were developed using a market approach based on publicly available market yield curves and the terms of the swap. The Company performs ongoing assessments of counterparty credit risk.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2025	December 31, 2024
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$17,999	$12,320
Cross-currency swap	3,518	—
Foreign currency forward contracts	309	—
Net Investment Hedges
Cross-currency swap	7,484	8,605
Other assets
Cash Flow Hedges
Interest rate swap	15,538	38,302
Total derivatives designated as hedges — Assets	$44,848	$59,227

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$1,144	$684
Cross-currency swap	—	4,367
Foreign currency forward contracts	—	914
Net Investment Hedges
Cross-currency swap	6,670	210
Other liabilities
Cash Flow Hedges
Interest rate swap	720	1,145
Cross-currency swap	60,552	—
Net Investment Hedges
Cross-currency swap	94,988	39,507
Total derivatives designated as hedges — Liabilities	$164,074	$46,827
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2025 and 2024:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended September 30, 2025
Cash Flow Hedges
Interest rate swap	$35,051	$1,253	$4,629	$31,675	Interest expense
Cross-currency swap	(14,767)	9,033	5,046	(10,780)	Other income, net
Foreign Currency Forward Contract	1,906	(162)	—	1,744	Cost of sales
Net Investment Hedges
Cross-currency swap	(96,173)	4,955	3,407	(94,625)	Interest income
	$(73,983)	$15,079	$13,082	$(71,986)
Three Months Ended September 30, 2024
Cash Flow Hedges
Interest rate swap	$53,116	$(17,133)	$4,135	$31,848	Interest expense
Cross-currency swap	(16,867)	(16,625)	(22,089)	(11,403)	Other income, net
Foreign Currency Forward Contract	$(430)	$474	$(119)	$163
Net Investment Hedges
Cross-currency swap	(29,466)	(21,051)	2,739	(53,256)	Interest income
	$6,353	$(54,335)	$(15,334)	$(32,648)

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Nine Months Ended September 30, 2025
Cash Flow Hedges
Interest rate swap	$48,794	$(9,630)	$7,489	$31,675	Interest expense
Cross-currency swap	(11,621)	(40,504)	(41,345)	(10,780)	Other income (expense), net
Foreign currency forward contract	(624)	1,941	(427)	1,744	Cost of sales
Net Investment Hedges
Cross-currency swap	(31,130)	(54,356)	9,139	(94,625)	Interest income
	$5,419	$(102,549)	$(25,144)	$(71,986)
Nine Months Ended September 30, 2024
Cash Flow Hedges
Interest rate swap	$43,556	$2,678	$14,386	$31,848	Interest expense
Cross-currency swap	(15,763)	13,505	9,145	(11,403)	Other income (expense), net
Foreign currency forward contract	—	$(159)	$(322)	163
Net Investment Hedges
Cross-currency swap	(45,498)	(364)	7,394	(53,256)	Interest income
	$(17,705)	$15,660	$30,603	$(32,648)
Derivative Instruments not Designated Hedges
From time to time, the Company enters into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany balances in Chinese yuan (“CNH”) CHF, and EUR. These contracts typically settle at various dates within twelve months of execution. As of September 30, 2025, the notional amounts totaled CNH 30.0 million and EUR 14.0 million, equivalent to $4.1 million, and $16.5 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In 2021, the Company entered into a foreign currency swap, with a notional amount of JPY 800.0 million, equivalent to $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to JPY 400.0 million, equivalent to $3.6 million as of September 30, 2025.
The fair value of the foreign currency swaps not designated as hedges was $0.9 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the gains and losses on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency forward contracts	(170)	—	(1,865)	—
Foreign currency swaps	(57)	$10	(39)	$385
Total	$(227)	$10	$(1,904)	$385
8. STOCK-BASED COMPENSATION
As of September 30, 2025, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”).
Stock options issued under the 2003 Plan become exercisable over specified periods, generally within four years from the date of grant for officers and employees, within one year from date of grant for directors which generally expire eight years from the grant date for employees, and from six to ten years for directors and certain executive officers, except in certain instances that result in accelerated vesting due to death, disability, retirement age or change-in-control provisions within their grant agreements. The Company values stock option grants using the binomial distribution model. Restricted stock issued under the 2003 Plan vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the 2003 Plan is subject to service and performance conditions.
Stock Options
As of September 30, 2025, there were approximately $4.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 395,252 stock options granted during the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the weighted average grant date fair value for stock options granted was $10.77 per option.
Awards of Restricted Stock and Performance Stock
Performance stock and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change-in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on revenue goals of the Company. The Company expenses the fair value of restricted stock awards on a straight-line basis over the requisite service period. As of September 30, 2025, there was approximately $33.0 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 1,012,799 restricted stock awards and 395,781 performance stock awards during the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the weighted average grant date fair value for restricted stock awards and performance stock units granted was $21.09 and $23.95 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2025 were $0.4 million and $1.1 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $2.5 million for the three and nine months ended September 30, 2025 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2024 were $0.4 million and $1.3 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million and $2.4 million for the three and nine months ended September 30, 2024 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $61.6 million and $51.8 million as of September 30, 2025 and December 31, 2024, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2025 and December 31, 2024. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a deferred compensation plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $7.6 million and $6.7 million as of September 30, 2025 and December 31, 2024, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities, and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2025. Many of the Company’s leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the nine months ended September 30, 2025 and September 30, 2024 was $17.8 million and $18.8 million, respectively, which includes $0.2 million in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	September 30, 2025	December 31, 2024
ROU assets	$138,187	$144,042

Current lease liabilities	13,826	14,540
Non-current lease liabilities	160,933	166,930
Total lease liabilities	$174,759	$181,470

Weighted average remaining lease term (in years):
Leased facilities	16.0 years	16.1 years
Leased vehicles	2.8 years	2.3 years

Weighted average discount rate:
Leased facilities	5.3%	5.4%
Leased vehicles	3.2%	2.8%
Supplemental cash flow information related to leases for the nine months ended September 30, 2025 and 2024 were as follows:

Dollars in thousands	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,729	$18,255

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$6,493	$1,575
Future minimum lease payments under operating leases at September 30, 2025 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2025	$74	$5,698	$5,772
2026	296	17,324	17,620
2027	296	20,620	20,916
2028	296	18,187	18,483
2029	246	17,869	18,115
2030	—	17,642	17,642
Thereafter	—	163,525	163,525
Total minimum lease payments	$1,208	$260,865	$262,073
Less: Imputed interest			87,314
Total lease liabilities			174,759
Less: Current lease liabilities			13,826
Long-term lease liabilities			160,933
There were no future minimum lease payments under finance leases at September 30, 2025.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
11. TREASURY STOCK
As of September 30, 2025 and December 31, 2024, the company held 14.4 million shares of treasury stock outstanding with a cost of $690.0 million and $691.4 million, respectively, at a weighted average cost per share of $47.86 for both periods.
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
On July 18, 2023, the Board of Directors authorized a new $225 million share repurchase program. As of September 30, 2025, $50 million remained authorized. The program, which was authorized in July 2023 and expires on December 31, 2025, allows the Company to repurchase its shares opportunistically from time to time. The Company may utilize various methods to effect any repurchases, including open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, including accelerated share repurchases, or a combination of the foregoing, some of which may be effected through Rule 10b5-1 plans. The price and timing of any future purchases under the share repurchase program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price, and such repurchases may be discontinued at any time.
12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported tax rate	20.8%	47.5%	9.3%	35.3%
The Company’s effective income tax rates for the three months ended September 30, 2025 and 2024 were 20.8% and 47.5%, respectively. For the three months ended September 30, 2025, the Company’s effective tax rate was primarily driven by the tax expense generated in certain profitable foreign jurisdictions and the inclusion of Global Intangible Low Taxed Income (“GILTI”); offset by federal, state, and international tax benefits generated from operating losses and favorable prior year tax return positions. For the three months ended September 30, 2024, the tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower book income.

The Company’s effective income tax rates for the nine months ended September 30, 2025 and 2024 were 9.3% and 35.3%, respectively. For the nine months ended September 30, 2025, the Company’s effective tax rate was primarily driven by the goodwill impairment charge, as a portion of the charge is non-deductible for tax, as well as the inclusion of GILTI and the global minimum tax in certain foreign jurisdictions; offset by federal, state, and international tax benefits generated from operating losses and favorable prior year tax return positions. For the nine months ended September 30, 2024, the tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower book income and a $1.9 million shortfall from stock-based compensation.
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a number of significant provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. Additionally, the OBBBA contains changes to the capitalization of research and development expenses, accelerated fixed asset depreciation, and limitations on deductions for interest expense, among other provisions. The Company has evaluated the impact of the OBBBA on its financial statements and estimates the financial impact for the year ended December 31, 2025 to be approximately $4.4 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Further, legislation in foreign jurisdictions may be enacted, in continued response to the ongoing base erosion and profit-sharing (“BEPS”) project led by the Organization for Economic Cooperation and Development (“OECD”). The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). A number of the jurisdictions that the Company operates in have adopted some form of the model rules, which became effective beginning in 2024. The Pillar 2 rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. The Company is calculating an immaterial expense related to Pillar 2 tax liability for the year ending December 31, 2025. Related changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate. The Company will continue to monitor legislative activity across its U.S. and non-U.S. jurisdictions.
13. NET LOSS PER SHARE
Basic and diluted net loss per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Basic net loss per share:
Net loss	$(5,404)	$(10,695)	$(514,770)	$(26,379)
Weighted average common shares outstanding	76,753	76,448	76,637	77,196

Basic net loss per common share	$(0.07)	$(0.14)	$(6.72)	$(0.34)

Diluted net loss per share:
Net loss	$(5,404)	$(10,695)	$(514,770)	$(26,379)

Weighted average common shares outstanding — Basic	76,753	76,448	76,637	77,196
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Weighted average common shares for diluted earnings per share	76,753	76,448	76,637	77,196

Diluted net loss per common share	$(0.07)	$(0.14)	$(6.72)	$(0.34)
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
Common stock of approximately 1.5 million and 1.3 million shares at September 30, 2025 and 2024, respectively, were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
Net loss	$(5,404)	$(10,695)	$(514,770)	$(26,379)
Foreign currency translation adjustment	(1,701)	5,386	6,484	(2,558)
Change in unrealized (gain) loss on derivatives, net of tax	800	(11,044)	(10,405)	(6,714)
Pension liability adjustment, net of tax	(167)	(470)	(483)	(475)
Comprehensive loss, net	$(6,472)	$(16,823)	$(519,174)	$(36,126)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2024 and September 30, 2025 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2025	$26,612	$4,028	$(58,211)	$(27,571)
Other comprehensive (loss) gain	(41,147)		13,510	(27,637)
Less: Amounts reclassified from accumulated other comprehensive income, net	(30,742)	483	7,026	(23,233)
Net current-period other comprehensive (loss) gain	(10,405)	(483)	6,484	(4,404)
Balance at September 30, 2025	$16,207	$3,545	$(51,727)	$(31,975)
For the nine months ended September 30, 2025, the Company reclassified losses of $(35.7) million and $(0.3) million from AOCI to other income and cost of goods sold, respectively. Additionally, the Company reclassified a gain of $12.8 million from AOCI to interest income.
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
•The Tissue Technologies segment operations consists of Wound Reconstruction and Care business, which sells offerings such as skin and wound repair, plastics and surgical reconstruction products and nerve and tendon repair products. The Tissue Technologies segment also includes the Company’s private label business.
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
Net sales and profit by each reportable segment for the three and nine months ended September 30, 2025 and 2024 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
Total revenue, net	$292,583	$109,479	$—	$402,062	$877,204	$323,116	$—	$1,200,320

Cost of goods sold	93,289	42,668	59,114	195,071	288,070	138,499	162,996	589,565
Research and development	6,632	4,189	11,635	22,456	22,276	12,243	39,662	74,181
Selling, general & administrative	62,433	35,478	71,135	169,046	201,309	110,283	218,841	530,433
Intangible asset amortization	—	—	3,728	3,728	—	—	11,186	11,186
Goodwill impairment	—	—	—	—	388,106	123,259	—	511,365
Total cost and expenses	162,354	82,335	145,612	390,301	899,761	384,284	432,685	1,716,730

Operating income (loss)	$130,229	$27,144	$(145,612)	11,761	$(22,557)	$(61,168)	$(432,685)	(516,410)
Interest income				4,982				14,112
Interest expense				(22,725)				(62,582)
Other income, net				(842)				(2,932)
Loss before income taxes				$(6,824)				$(567,812)

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
Total revenue, net	$270,782	$110,052	$—	$380,834	$828,977	$338,904	$—	$1,167,881

Cost of goods sold	95,829	40,529	44,238	180,596	281,443	119,512	133,937	534,892
Research and development	8,548	4,506	14,381	27,435	21,880	13,858	48,429	84,167
Selling, general & administrative	65,867	36,535	74,791	177,193	157,483	109,199	271,781	538,463
Intangible asset amortization	—	—	3,760	3,760	—	—	17,575	17,575
Total cost and expenses	170,244	81,570	137,170	388,984	460,806	242,569	471,722	1,175,097

Operating income (loss)	$100,538	$28,482	$(137,170)	(8,150)	$368,171	$96,335	$(471,722)	(7,216)
Interest income				5,049				15,147
Interest expense				(19,373)				(51,648)
Other income, net				2,112				2,939
Loss before income taxes				$(20,362)				$(40,778)

The Company does not allocate any assets to the reportable segments. No asset information is reported to the CODM and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
United States	$295,846	$290,192	$884,371	$856,646
Europe	42,893	34,368	120,813	116,653
Asia Pacific	42,680	37,052	135,517	132,548
Rest of World	20,643	19,222	59,619	62,034
Total Revenues	$402,062	$380,834	$1,200,320	$1,167,881
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
On September 12, 2023, a securities class action complaint, captioned Pembroke Pines Firefighters & Police Officers Pension Fund v. Integra LifeSciences Holdings Corporation, No. 23-cv-20321 (D.N.J.), was filed by a purported stockholder of the Company in the United States District Court for the District of New Jersey (the “Pembroke Litigation”) against the Company and certain of the Company’s current and former executive officers. The Pembroke Litigation, filed on behalf of a putative class of stockholders who purchased or acquired the Company’s common stock between March 11, 2019 and May 22, 2023, inclusive, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on the basis of purportedly materially false and misleading statements and omissions relating to certain quality systems issues identified by the FDA at the Company’s Boston facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. The complaint seeks, among other things, compensatory damages, attorneys’ fees, expert fees, and other costs. The Company believes that it has strong defenses to the allegations in the Pembroke Litigation, and intends to continue to defend the matter vigorously. On July 1, 2025, the class action complaint was dismissed without prejudice. The plaintiffs filed a Second Amended Complaint on August 14, 2025. The Company has filed a motion to dismiss the Second Amended Complaint on October 14, 2025.
On February 21, 2025, a derivative lawsuit captioned Grabowsky v. Integra LifeSciences Holding Corp. et al, No. 3:25-cv-01399 (D.N.J.) was filed in the United States District Court for the District of New Jersey. The action purports to assert derivative claims on behalf of the Company against its current Board of Directors and certain of its current or former officers and directors. The action asserts claims that the individual defendants breached their fiduciary duties and harmed the Company by making false and misleading statements and omissions relating to certain quality systems issues identified by the U.S. Food and Drug Administration (“FDA”) at the Company’s Boston facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Technologies segment. On March 28, 2025, the derivative lawsuit was voluntarily dismissed by the plaintiff. On April 1, 2025 the lawsuit was dismissed with prejudice.

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
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine month period ended September 30, 2025 and September 30, 2024 to reflect the change in estimate, additions, payments, transfers and the time value of money during each period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2025 and September 30, 2024 is as follows (in thousands):

Nine Months Ended September 30, 2025	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2025	$12,968	$2,686	$3	54,000	69,657
Payment	(5,000)	—	—	(18,075)	(23,075)
Change in fair value of contingent consideration liabilities	(1,770)	(2,349)	—	(10,525)	(14,644)
Balance as of September 30, 2025	6,198	337	3	25,400	31,938

Short-Term - Accrued expenses and other liabilities	$—	$—	$3	$25,400	$25,403
Long-Term - Other liabilities	6,198	337	—	—	6,535
Total	6,198	337	3	25,400	31,938

Nine Months Ended September 30, 2024	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2024	$15,755	$2,557	$300	$68,700	87,312
Payment				(12,400)	(12,400)
Change in fair value of contingent consideration liabilities	(3,019)	137	—	3,100	218
Balance as of September 30, 2024	$12,736	$2,694	$300	$59,400	75,130

Short-Term - Accrued expenses and other liabilities	$8,320	$—	$—	$19,600	$27,920
Long-Term - Other liabilities	4,416	2,694	300	39,800	47,210
Total	12,736	2,694	300	59,400	75,130

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
ACell, Inc.
As part of the acquisition of ACell, the Company is required to make payments to the former shareholders of ACell up to $100.0 million in total for years 2022, 2023, and 2025 based on the achievement by the Company of certain revenue-based performance milestones. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The 2022 and 2023 milestones were not achieved, leaving only one contingent milestone remaining. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration that considered the possible outcomes of scenarios related to each specific milestone.
Surgical Innovations Associates, Inc.
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the pre-market approval ("PMA") application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date. In the second quarter of 2025, the Company paid out $18.1 million related to the 2024 performance year. Similarly, in the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. The Company used iterations of the Monte Carlo simulation to calculate the fair value of the contingent consideration for the revenue-based milestone that considered the possible outcomes of scenarios related to each specific milestone for the revenue based performance milestone. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The liability was adjusted in the third quarter of 2025 due to risk and uncertainty around timing of receiving the PMA approval.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 consisted of the following:

Dollars in thousands	Fair Value Measurement	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	Level 1	$232,186	$246,375
Short-term investments	Level 1	35,693	27,192
Interest rate swaps	Level 2	31,673	48,795
Foreign currency forward contracts	Level 2	309	—
Foreign currency forward contracts (not designated as hedges)	Level 2	933	1,700
Total Assets:		$300,794	$324,062

Liabilities:
Cross currency rate swaps	Level 2	$57,034	$4,367
Net investment hedges	Level 2	94,174	31,113
Foreign currency forward contracts	Level 2	—	914
Contingent consideration	Level 3	31,938	69,657
Total Liabilities:		$183,146	$106,051

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025 and 2024.
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
Other than the fair value estimates disclosed in Note 2. Acquisitions and Divestitures, Note 5. Goodwill and Other Intangible Assets, and Note 10. Leases and Related Party Leases, there were no non-recurring fair value measurements during the three and nine months ended September 30, 2025 and 2024.
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We believe these risks include but are not limited to those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. Such risks and uncertainties include, but are not limited, to the following: the ongoing and possible future effects of global challenges, including macroeconomic uncertainties, inflation, supply chain disruptions, trade regulation and tariffs, political instability, violent conflicts, and other macroeconomic disruptions and U.S. and global recession concerns, on the Company’s customers and on the Company’s business, financial condition, results of operations and cash flows; the Company's ability to execute its operating plan effectively; the Company’s ability to successfully integrate acquired businesses; the Company’s ability to achieve sales growth in a timely fashion; the Company’s ability to manufacture and ship sufficient quantities of its products to meet its customers’ demands; the ability of third-party suppliers to supply us with raw materials and finished products; the Company’s ability to manage its direct sales channels effectively; the sales performance of third-party distributors on whom the Company relies to generate revenue for certain products and geographic regions; the Company’s ability to access and maintain relationships with customers of acquired entities and businesses; physicians’ willingness to adopt and third-party payors’ willingness to provide or maintain reimbursement for the Company’s recently launched, planned and existing products; initiatives launched by the Company's competitors; downward pricing pressures from customers; the Company's ability to secure regulatory approval for products in development; the Company’s ability to remediate quality systems violations; difficulties or delays in obtaining and maintaining required regulatory approvals related to the transition of manufacturing SurgiMend and PriMatrix to the Braintree facility and obtain PMA of SurgiMend PRS in implant-based breast reconstruction (“IBBR”); the possibility that costs or difficulties related to building and the operationalization of the Braintree facility or the transition of manufacturing activities from the Company’s Boston facility to the Braintree facility will be greater than expected; fluctuations in hospitals’ spending for capital equipment; the Company’s ability to comply with regulations regarding products of human origin and products containing materials derived from animal source; the impact of changes in management or staff levels; the impact of goodwill and intangible asset impairment charges if future operating results of acquired businesses are significantly less than the results anticipated at the time of the acquisitions, the Company’s ability to leverage its existing selling organizations and administrative infrastructure; the Company’s ability to increase product sales and gross margins, and control both product and non-product costs and expenses; the amount and timing of divestiture, acquisition and integration-related costs; the geographic distribution of where the Company generates its taxable income; new U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the EU Medical Device Regulation (“EU MDR”); the scope, duration and effect of additional U.S. and international governmental, regulatory, fiscal, monetary and public health responses to public health crises; fluctuations in foreign currency exchange rates; the amount of our bank borrowings outstanding and other factors influencing liquidity; our ability to comply with the covenants under the agreements governing our indebtedness and the potential negative consequences caused by non-compliance; potential negative impacts resulting from environmental, social and governance matters; disruptions at the FDA, including due to a reduction in the FDA’s and CMS’ workforce and/or inadequate funding for the FDA or CMS; the impact of the U.S. government shutdown which began in October 2025 on our business operations; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
To this end, our executive leadership team has established the following key priorities aligned to our five pillars:
Innovating for Outcomes. An important part of our growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. In 2021, we filed a PMA application for a specific indication for SurgiMend in the use of post-mastectomy IBBR. We currently anticipate PMA approval following the completion of the construction, successful pre-approval inspection and operationalization of our Braintree facility, which is expected in 2026. We are also pursuing a PMA for DuraSorb for indications in the use of IBBR. We completed enrollment and subject treatment for the DuraSorb U.S. investigational device exemption (“IDE”) clinical trial for two-stage breast reconstruction in 2023 and we continue to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026.
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
Growing Internationally. Over the years, we have significantly expanded our global footprint by investing in our commercial and manufacturing operations, as well as introducing new products. In the last two years, we have expanded our presence in key markets such as Southeast Asia, India, South Korea and Brazil. As part of our In-China-For-China strategy, we continue to build out our assembly capabilities in our facility in Suzhou, China. In 2023 and 2024, DuraGen Plus, an absorbable and sutureless collagen onlay indicated as a dura substitute for the repair of dura mater, and Certas Plus were approved in China. Several new products were also introduced in select international markets in 2023 and 2024, including MicroMatrix and Certas Plus® Programmable Valve (MDR certification), which were launched in Europe, and CUSA Clarity laparoscopic tip, which was launched in Australia, New Zealand, Japan, Canada, Brazil, South Africa and Israel. In 2025, Cerelink received approval in Brazil, Philippines, UAE, Albania and India.

Broadening Impact on Care Pathways. We seek ways to develop and acquire products and technologies that impact the lives of patients, starting with the journey that a patient takes from diagnosis and treatment planning to surgery and postoperative care. We are well-established in acute care settings and continue to leverage that strong position to grow in this segment and shape treatment pathways into preoperative care and additional sites of care. In April 2024, we successfully completed the acquisition of Acclarent, Inc. (“Acclarent”). Acclarent is an innovator and market leader in ENT procedures and the acquisition of Acclarent has positioned us as one of the leading providers of ENT products and technologies. Furthermore, we believe that, owing to the ENT business being an anatomical adjacency to neurosurgery, Acclarent will allow us to deliver future innovation both within the ENT business and across our other CSS technology platforms.
Driving Operations and Customer Excellence. We have been steadily advancing our initiatives to build more responsive and scalable processes, enhance the reliability of our quality systems and supply chain, and drive productivity to further our supply and lower costs. We continue to invest in technologies, systems and processes to enhance the customer experience. We are also committed to our capacity expansion. We have progressed in the transfer from our Boston facility to our Braintree facility, as well as expanding capacity at our manufacturing facility in Plainsboro, New Jersey. In an effort to enhance our manufacturing flexibility and resilience, we entered into a new third-party manufacturing agreement, which allowed us to relaunch PriMatrix and Durepair ahead of previously disclosed timelines. Both products are now currently available to our customers. Additionally, we are implementing the CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system and enhance the quality culture across the Company.
Cultivating a High-Performance Culture. In seeking to sustain a culture of excellence and accountability, we focus on employee empowerment, professional development and building an environment where all employees can contribute to their fullest potential. These efforts have been recognized through our inclusion in several best workplace lists globally. We continue to advance our broader organizational sustainability initiatives, and published our annual environmental, social and governance (“ESG”) report in the third quarter of 2025. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Quarterly Report on Form 10-Q.
New Product Introductions and Research and Development Updates
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
Neurosurgical Solutions, Surgical Instruments, and ENT Solutions. The CSS neurosurgical business consists of a broad portfolio of market-leading brands, such as Codman®, DuraGen, DuraSeal®, CUSA®, CereLink, Mayfield®, Bactiseal®, and Certas Plus, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets such as China, Japan, and Europe, which we expect to continue in the near-to-long term. Because our electromechanical products and instruments address significant needs in surgical procedures and limit uncertainty for surgeons, we continue to invest in registrations, clearances, and approvals for new indications and next generation improvements to our market-leading products. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid management, neuro critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery and the surgical management of intracerebral hemorrhage.
We continue to advance the early-stage technology platforms we acquired in 2019. Through the acquisition of Arkis Biosciences, Inc. (“Arkis”) we added a platform technology, CerebroFlo® external ventricular drainage (“EVD”), a catheter with Endexo® technology. The Endexo polymer in polyurethane is a permanent additive which has shown to be effective in reducing platelet adhesion in-vitro, reducing thrombus accumulation in-vitro and in vivo, and reducing the clinical incidence of thrombus formation. The CerebroFlo EVD catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our Bactiseal antimicrobial technology with the Endexo anti-occlusive technology continues to progress for both a silicone-based hydrocephalus and EVD product.
We also continue to advance our innovation from 2019 acquisition of Rebound Therapeutics Corporation (“Rebound Therapeutics”). Rebound Therapeutics specializes in a single-use medical device, known as the Aurora® Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. The 15mm x 60mm and 15mm x 80mm Aurora Surgiscope System received 510(k) clearance from the FDA in 2025.
In 2024 we acquired Acclarent, expanding our capabilities in the U.S. ENT market. Acclarent pioneered the balloon sinuplasty market and has a broad portfolio including the RELIEVA SPINPLUS® Balloon Sinuplasty System. Acclarent also pioneered eustachian tube balloon dilation and currently markets the AERA® Eustachian Tube Dilation System, which received 510(k) clearance for expanded pediatric indications in 2023. In addition, Acclarent sells the TruDi® Navigation System, which includes a portfolio of navigated surgical instrumentation. In July 2025, we announced the inaugural enrollment of the first patient in the Acclarent AERA Pediatric Registry, a prospective, multi-center observational registry evaluating the real-world use of the AERA Eustachian Tube Balloon Dilation System in children. This marks the focused effort to measure the ongoing, clinical performance of AERA in pediatric patients with obstructive Eustachian tube dysfunction. The registry is designed to capture both safety and efficacy outcomes for up to 300 pediatric patients who undergo Eustachian tube balloon dilation using AERA.
In 2024, we acquired the product rights for Durepair Dural Regeneration Matrix, a suturable dural graft which complements our portfolio of dural grafts and sealants, and subsequently launched the product for commercial sale in the U.S. in October 2025.
In September 2025 the Mayfield® Ghost Base Unit Post launched in the U.S., which is designed to help provide clear visualization of anatomical structure and to support surgical accuracy and patient positioning.
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
In 2021, we filed a PMA application for a specific indication for SurgiMend for use in post-mastectomy IBBR and in 2024 received approvable pending Good Manufacturing Practice (“GMP”) status from the FDA, which approved and closed out the clinical portion of this PMA application. We anticipate PMA approval following successful closeout of the GMP deficiencies, pre-approval inspection, and operationalization of the Braintree facility, which is expected in 2026.
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
European Union Medical Device Regulation Updates
We continue to work towards certifying our products under the EU MDR. In recent years, we received EU MDR certification in our CSS segment for Hakim Programmable Valves, Certas Plus with and without Bactiseal catheters, Surgical Patties and Strips, DuraSeal Dural, and DuraGen Suturable, as well as IDRT, BioPatch, MicroMatrix, and Cytal in our TT segment. Although we do not currently anticipate any significant disruption to our commercial activities in Europe related to EU MDR, we cannot provide assurance of our ability to timely comply with all applicable requirements of EU MDR and our failure to meet the applicable EU MDR requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
FDA Matters
On December 19, 2024, the Company received a warning letter from the FDA (the “2024 Warning Letter”). The 2024 Warning Letter relates to quality system issues identified during FDA inspections at three of the Company’s facilities located in Mansfield, Massachusetts; Plainsboro, New Jersey; and Princeton, New Jersey. The 2024 Warning Letter did not identify any new observations that had not already been provided in the Form 483s previously issued to the Company by the FDA at the conclusion of its three inspections in June and August of 2024 (the “2024 Form 483s”). In the 2024 Form 483s, the FDA deemed certain of the Company's devices, including cranial perforators, disposable cottonoid patties and strips, and collagen-based products, to be out of compliance with respect to quality system regulations. At that time, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of the disposable patties and strips. The 2024 Warning Letter does not restrict the Company’s ability to manufacture or ship products, require recall of any products, nor restrict the Company’s ability to seek FDA 510(k) clearance of products. The 2024 Warning Letter states that premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been corrected. The Company has submitted several responses to the 2024 Form 483s issued to each of the three manufacturing facilities to the FDA and has submitted several updates to the 2024 Warning Letter throughout 2025.

On March 7, 2019, TEI Biosciences, Inc. (“TEI”), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter was related to quality systems issues at TEI’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”). The Boston facility manufactured extracellular bovine matrix products in our TT segment that were sold both in wound reconstruction and care and surgical reconstruction franchises, and in private label channels. The 2019 Warning Letter resulted from an inspection held at the Boston facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to our corrective actions. On October 28, 2021, the FDA initiated an inspection of the Boston facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021 (the “2021 Form 483”). On March 1, 2023, the FDA commenced an inspection of the Boston facility and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, the Company initiated a voluntary global recall of all products manufactured at the Boston facility, including PriMatrix, SurgiMend, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023 (the “Boston recall”). On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted periodic responses to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the warning letters and Form 483s and are continuing significant efforts to remediate the observations.
Although the warning letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. Following its assessment of the results of a third-party audit of the Boston facility, the Company announced in the second quarter of 2024 that it no longer planned to restart the manufacture of PriMatrix and SurgiMend at its Boston facility. The restart of the manufacturing of SurgiMend will occur at the Company's new tissue manufacturing facility in Braintree, Massachusetts (the “Braintree transition”). The Company anticipates the Braintree facility to be operational in 2026. In addition, the Company entered into a new third-party manufacturing agreement, which facilitated the relaunch of PriMatrix, as well as Durepair Dural Regeneration Matrix, ahead of previously disclosed timelines.
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
As a result of audits and inspections by regulatory agencies as well as our own review of the Company’s quality management system, we are in the process of implementing the enterprise-wide CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system and enhance the quality culture across the Company. The Company has completed baseline audits across all manufacturing facilities, conducted CMP training, and has made significant progress in its prioritized work streams.
RESULTS OF OPERATIONS
Executive Summary
Net loss for the three and nine months ended September 30, 2025 was $(5.4) million and $(514.8) million, or $(0.07) and (6.72) per diluted share, as compared to net loss of $(10.7) million and $(26.4) million, or $(0.14) and $(0.34) per diluted share for the three and nine months ended September 30, 2024. The net loss decreased for the three months ended September 30, 2025 and increased for the nine months ended September 30, 2025, respectively, as compared to prior periods, primarily driven by quality and operational issues across both periods and the impact of the goodwill impairment of $511.4 million recorded in the second quarter of the current year.

Special Charges
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
Acquisition, divestiture and integration-related charges(1)	$(6,588)	$7,810	$4,599	$31,361
Structural optimization charges	11,052	5,739	27,659	15,112
EU medical device regulation	10,554	10,578	32,179	35,109
Boston recall / Braintree transition(2)	13,957	9,933	42,397	33,676
Total	$28,975	$34,060	$106,834	$115,258
(1) This includes adjustments for contingent consideration liabilities. Refer to Note 16. Commitments and Contingencies for additional information.
(2) This primarily includes idle capacity charges, site transfer costs, quality remediation costs, right of use and fixed asset impairments.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
Cost of goods sold	$22,845	$17,803	$63,416	$55,689
Research and development	3,175	3,218	12,443	14,645
Selling, general and administrative	2,510	13,056	29,631	45,021
Other income	445	(17)	1,344	(97)
Total	$28,975	$34,060	$106,834	$115,258
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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
Segment Net Sales
Codman Specialty Surgical	$292,583	$270,782	$877,204	$828,977
Tissue Technologies	109,479	110,052	323,116	338,904
Total revenues	$402,062	$380,834	$1,200,320	1,167,881
Cost of goods sold	195,071	180,596	589,565	534,892
Gross margin on total revenues	$206,991	$200,238	$610,755	$632,989
Gross margin as a percentage of total revenues	51.5%	52.6%	50.9%	54.2%
Three Months Ended September 30, 2025 as Compared to Three Months Ended September 30, 2024
Revenues and Gross Margin
For the three months ended September 30, 2025, total revenues increased by $21.2 million to $402.1 million from $380.8 million for the same period in 2024, representing mid-single digit growth compared to the same period in the prior year.

In the CSS segment, revenues were $292.6 million which represents an increase of $21.8 million, or 8% as compared to the prior-year period. Excluding the impact of foreign currency of $2.0 million, the increase in revenue is primarily driven by Cerebrospinal Fluid (“CSF”) Management and Dural Access and Repair shipping holds experienced in the third quarter of the prior year.
In the TT segment, revenues were $109.5 million which represents a decrease of $0.6 million, or 1% as compared to the prior-year period. This is primarily attributable to the impact of quality and operational issues associated with Medihoney and decreases in private label revenues. This is partially offset by growth in Integra Skin, which recovered from prior year supply issues, and Durasorb.
Gross margin was $207.0 million for the three months ended September 30, 2025, an increase of $6.8 million from $200.2 million for the same period in 2024. Gross margin as a percentage of revenues was 51.5% for the three months ended September 30, 2025 and 52.6% for the same period in 2024. For the three months ended September 30, 2025, and 2024 gross margins were impacted by quality and operational issues, which affected both revenue and expenses, as well as higher manufacturing costs.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2025	2024
Research and development	5.6%	7.2%
Selling, general and administrative	42.0%	46.5%
Intangible asset amortization	0.9%	1.0%
Total operating expenses	48.5%	54.7%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, decreased by $13.2 million, or 6.3%, to $195.2 million in the three months ended September 30, 2025, compared to $208.4 million in the same period in 2024.
Research and Development
Research and development expenses for the three months ended September 30, 2025 decreased by $5.0 million as compared to the same period in the prior year, primarily attributable to cost management initiatives that resulted in lower spend on research and development projects.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended September 30, 2025 decreased by $8.1 million as compared to the same period in the prior year, primarily driven by cost management initiatives in the current year and Acclarent acquisition costs incurred in prior year.
Intangible Asset Amortization
Amortization expense (which does not include amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended September 30, 2025 was $3.7 million compared to $3.8 million for the same period in the prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expense:

	Three Months Ended September 30,
Dollars in thousands	2025	2024
Interest income	$4,982	$5,049
Interest expense	(22,725)	(19,373)
Other income (expense), net	(842)	2,112
Total non-operating income and expense	$(18,585)	$(12,212)

Interest Income
Interest income for the three months ended September 30, 2025 decreased by $0.1 million as compared to the same period in the prior year.
Interest Expense
Interest expense for the three months ended September 30, 2025 increased by $3.4 million as compared to the same period in the prior year primarily due to higher interest rates on the borrowings under the revolving credit facility component of the Senior Credit Facility as compared to the interest rates on the 2025 Notes.
Other Expense, net
Other expense, net for the three months ended September 30, 2025 increased by $3.0 million compared to the same period in the prior year, primarily driven by foreign exchange impact.
Income Taxes

	Three Months Ended September 30,
Dollars in thousands	2025	2024
Loss before income taxes	$(6,824)	$(20,362)
Benefit provision for income taxes	(1,420)	(9,667)
Effective tax rate	20.8%	47.5%
The Company’s effective income tax rates for the three months ended September 30, 2025 and 2024 were 20.8% and 47.5%, respectively.
For the three months ended September 30, 2025, the Company’s effective tax rate was primarily driven by the tax expense generated in certain profitable foreign jurisdictions and the inclusion of Global Intangible Low Taxed Income (“GILTI”); offset by federal, state, and international tax benefits generated from operating losses and favorable prior year tax return positions. For the three months ended September 30, 2024, the tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower book income.
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
Further legislation in foreign jurisdictions may be enacted, in continued response to the base erosion and profit-sharing project led by the Organization for Economic Cooperation and Development (“OECD”). The OECD released model rules related to a new 15% global minimum tax regime (“Pillar 2”). Several of the jurisdictions in which we operate have already adopted some form of the model rules, which could impact the amount of taxes that the Company pays during 2025 and future taxable periods. The rules are complex and provide for delays for implementing the tax during the early transition years, if certain conditions are met. At this time, the Company is projecting an immaterial Pillar 2 tax liability for the 2025 year. The Company will continue to analyze the new Pillar 2 laws and any related guidance to determine potential impacts. Such changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate. The Company will continue to monitor legislative activity across its U.S. and non-U.S. jurisdictions.
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

Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024
Revenues and Gross Margin
For the nine months ended September 30, 2025, total revenues increased by $32.4 million to $1,200.3 million from $1,167.9 million for the same period in 2024. This represents low single digit growth compared to the same period in the prior year, primarily driven by sales related to Acclarent, as well as impacts from quality and operational issues in both periods.
In the CSS segment, revenues were $877.2 million, an increase of $48.2 million, or 6% from the prior year period. Excluding the impact of foreign currency of $3.1 million, the increase is primarily due to the timing of the Acclarent acquisition completed in the second quarter in the prior year and CSF Management and Dural Access and Repair shipping holds experienced in the prior year.
In the TT segment, revenues were $323.1 million, a decrease of $15.8 million, or 5% from the prior year period, primarily attributable to the impact of quality and operational issues associated with Medihoney and decreases in private label revenues. This is partially offset by growth in Integra Skin, which recovered from prior year supply issues, and Durasorb.
Gross margin was $610.8 million for the nine months ended September 30, 2025, a decrease of $22.2 million from $633.0 million for the same period in 2024. Gross margin as a percentage of total revenue decreased to 50.9% for the nine months ended September 30, 2025 from 54.2% in the same period in 2024. For the nine months ended September 30, 2025, gross margins were impacted by quality and operational issues, which affected both revenue and expenses, as well as higher manufacturing costs. For the nine months ended September 30, 2024 gross margins were impacted by impairment charges associated with the Boston recall, Acclarent inventory step up, and expenses associated with quality and operational issues.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2025	2024
Research and development	6.2%	7.2%
Selling, general and administrative	44.2%	46.1%
Intangible asset amortization	0.9%	1.5%
Goodwill Impairment	42.6%	—%
Total operating expenses	93.9%	54.8%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, increased by $487.0 million, or 76.1% to $1,127.2 million in the nine months ended September 30, 2025, compared to $640.2 million in the same period in 2024, primarily driven by goodwill impairment recorded in the second quarter of 2025.
Research and Development
Research and development expenses for the nine months ended September 30, 2025 decreased by $10.0 million as compared to the same period, primarily attributable to lower spend on EU MDR and cost management initiatives that resulted in lower spend on other research and development projects.
Selling, General and Administrative
Selling, general and administrative costs decreased by $8.0 million as compared to the same period in the prior year, primarily driven by Acclarent acquisition costs incurred in prior year, and cost management initiatives in the current year.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the nine months ended September 30, 2025 was $11.2 million compared to $17.6 million for the same period in the prior year. The decrease is driven by the impairment of customer relationship intangible related to our Boston facility of $7.1 million, which was recorded in the first quarter of 2024.
We expect total annual amortization expense to be approximately $26.9 million for the remainder of 2025, $107.6 million in 2026, $106.5 million in 2027, $103.0 million in 2028, $97.7 million in 2029, $91.6 million in 2030 and $447.6 million thereafter.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
Dollars in thousands	2025	2024
Interest income	$14,112	$15,147
Interest expense	(62,582)	(51,648)
Other (expense) and income, net	(2,932)	2,939
Total non-operating expense	$(51,402)	$(33,562)
Interest Income
Interest income for the nine months ended September 30, 2025 increased by $1.0 million as compared to the same period in the prior year due to increased investments.
Interest Expense
Interest expense for the nine months ended September 30, 2025 increased by $10.9 million as compared to the same period in the prior year primarily due to the impacts of interest rate swaps that have expired and are no longer hedging interest expense in 2025, as well as higher interest rates on the borrowings under the revolving credit facility component of the Senior Credit Facility as compared to the interest rates on the 2025 Notes.
Other (Expense) and Income, net
Other (expense) and income, net for the nine months ended September 30, 2025, decreased by $5.9 million as compared to the same period in the prior year, primarily driven by foreign exchange impact.
Income Taxes

	Nine Months Ended September 30,
Dollars in thousands	2025	2024
Income before income taxes	$(567,812)	$(40,778)
Income tax (benefit) expense	(53,042)	(14,399)
Effective tax rate	9.3%	35.3%
The Company’s effective income tax rates for the nine months ended September 30, 2025 and 2024 were 9.3% and 35.3%, respectively. For the nine months ended September 30, 2025, the Company’s effective tax rate was primarily driven by the goodwill impairment charge, as a portion of the charge is non-deductible for tax, as well as the inclusion of GILTI and the global minimum tax in certain foreign jurisdictions; offset by federal, state, and international tax benefits generated from operating losses and favorable prior year tax return positions. For the nine months ended September 30, 2024, the tax rate is primarily due to the limitation of foreign tax credits in the U.S. and the limitation of federal tax credits in Switzerland, caused by lower booked income and a $1.9 million shortfall from stock-based compensation.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
United States	$295,846	$290,192	$884,371	$856,646
Europe	42,893	34,368	120,813	116,653
Asia Pacific	42,680	37,052	135,517	132,548
Rest of World	20,643	19,222	59,619	62,034
Total Revenues	$402,062	$380,834	$1,200,320	$1,167,881

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
The increase in domestic and international revenues for the three months ended September 30, 2025 was primarily related to CSF Management and Dural Access and Repair shipping holds experienced in the third quarter of the prior year.
The increase in domestic and international revenues for the nine months ended September 30, 2025 was primarily related to the timing of Acclarent acquisition and CSF Management and Dural Access and Repair shipping holds experienced in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The Company’s working capital as of September 30, 2025 and December 31, 2024 was $779.5 million and $159.6 million, respectively. The increase in working capital is driven by the repayment of the 2025 Notes, which decreased current liabilities.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $232.2 million and $246.4 million at September 30, 2025 and December 31, 2024, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2025, our non-U.S. subsidiaries held approximately $192.8 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short-Term Investments
The Company had short-term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $35.7 million at September 30, 2025 compared to $27.2 million at December 31, 2024.
Cash Flows

	Nine Months Ended September 30,
Dollars in thousands	2025	2024
Net cash (used in) provided by operating activities	$38,568	$78,642
Net cash used in investing activities	(73,156)	(386,559)
Net cash provided by financing activities	3,993	245,013
Effect of exchange rate fluctuations on cash	16,406	1,659
Cash Flows Provided by or Used in Operating Activities
Operating cash flows for the nine months ended September 30, 2025 decreased by $40.1 million compared to the same period in 2024. Within operating cash flows, net income less non-cash adjustments decreased for the nine months ended September 30, 2025 by approximately $40.7 million as compared to the same period in 2024 due to the impact of quality and operational issues on revenue and associated costs.
The changes in assets and liabilities for the nine months ended September 30, 2025, net of business acquisitions, decreased cash flows by $18.4 million, mainly attributable to increases in inventory.
The changes in assets and liabilities for the nine months ended September 30, 2024, net of business acquisitions, decreased cash flows by $19.0 million, mainly attributable to increases in prepaid and other current assets, and inventory, offset by decreases in accounts receivable.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the nine months ended September 30, 2025 were $64.2 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities and other technology investments, $8.5 million related to short-term investments, and $0.4 million related to the settlement of our net investment hedges.

There were no sources of cash from investing activities for the nine months ended September 30, 2025.
Uses of cash from investing activities during the nine months ended September 30, 2024 were $74.8 million paid for capital expenditures to support the investment in the new Braintree facility, as well as improvement initiatives at a number of our manufacturing facilities, and other technology investments, $282.0 million related to the Acclarent acquisition, and $49.0 million related to short-term investments.
Sources of cash from investing activities during the nine months ended September 30, 2024 were $19.3 million for short-term investments converted to cash.
Cash Flows Provided by Financing Activities
Uses of cash from financing activities in the nine months ended September 30, 2025 related to the repayments of the 2025 Notes of $575.0 million, as well as $69.8 million of repayments under our Senior Credit Facility and Securitization Facility. In addition, the company paid $16.5 million related to payments of Arkis and SIA contingent consideration, $3.9 million in debt issuance costs and $2.6 million in cash taxes for net equity settlements.
Sources of cash from financing activities for the nine months ended September 30, 2025 were $671.0 million of proceeds from borrowings of long term indebtedness and $1.0 million related to the proceeds from employee stock purchases.
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
Sources of cash from financing activities for the nine months ended September 30, 2024 were $451.1 million of proceeds from borrowings of long-term indebtedness and $6.4 million related to the proceeds from the exercise of stock options.
Tariffs and Macroeconomic Environment
In April 2025, the U.S. government announced new tariffs on goods imported into the U.S. from dozens of countries, including China and the European Union member states. In response, governments have threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating trade agreements with certain governments. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled against certain of the U.S. tariffs that have been implemented. The U.S. administration has appealed this ruling and the U.S. Supreme Court has agreed to hear the case, with oral arguments anticipated in November 2025. In September 2025, the U.S. Department of Commerce initiated national security investigations into medical equipment, devices, and robotics. The tariff environment has continued to shift throughout the 2025 calendar year, with new measures being proposed, paused, implemented, and countered, contributing to broader trade policy uncertainty.
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
Any tariffs paid have been capitalized in inventory and will be recognized in our cost of goods sold as those products are sold. During the three and nine months ended September 30, 2025, the Company paid approximately $6.7 million and $12.1 million, respectively of tariffs on imported goods. Of this amount, $1.6 million and $2.6 million, respectively, was recognized in cost of goods sold in the consolidated statements of operations.
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
The Senior Credit Facility is subject to various financial and negative covenants and, at September 30, 2025, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 4.35, with the covenant requirement at 5.00 at the end of September 30, 2025. As outlined in the table in Note 6. Debt, the covenant requirement will drop from 5.00 to 4.75 for the fiscal quarter ended September 30, 2026.
The 2025 Notes matured on August 15, 2025 and were settled upon maturity for $575.0 million in cash, excluding accrued interest, funded by borrowings on the revolving credit facility component of the Senior Credit Facility. No shares were issued to settle the 2025 Notes.
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
Capital Resources
We believe that our cash, cash equivalents, short-term investments and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures for the next twelve months and foreseeable future. Our future capital requirements will depend on many factors, including the growth of our business, the timing and introduction of new products and investments, strategic plans and acquisitions, and the potential impact of tariffs on our cost of goods sold and consumer demand for our products, among others. Additional sources of liquidity available to us include short-term borrowings and the issuance of long-term debt and equity securities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the nine months ended September 30, 2025 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on the revolving credit facility and term loan component of the Senior Credit Facility and our Securitization Facility. See Note 6. Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. The Company also leases some of our manufacturing facilities and office buildings which have required future minimum lease payments. See Note 10. Leases and Related Party Leases, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a schedule of our future minimum lease payments. Amounts related to the Company’s other obligations, including employment agreements and purchase obligations were not material.
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

OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 did not materially change in the nine months ended September 30, 2025.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2025 would impact interest income by approximately $2.3 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments - We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at September 30, 2025 would increase or decrease interest income by approximately $0.4 million on an annual basis.

Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of September 30, 2025. The total notional amounts related to the Company's interest rate swaps were $900.0 million, of which all are effective as of September 30, 2025. Based on our outstanding borrowings at September 30, 2025, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $9.1 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on October 30, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 30, 2025	/s/ Mojdeh Poul
Mojdeh Poul
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2025	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)