Form 10-K
period 2025-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2026-02-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $925.1 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 25, 2026 was 77,937,208.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 7, 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•trends in our business;
•demand for our products, including capital equipment;
•our ability to produce and deliver products in sufficient quantities to meet sales demands;
•our failure to comply with the substantial regulation related to quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition, or results of operations;
•our ability to remediate all matters identified in the United States Food and Drug Administration (the “FDA”) observations and warning letters that we received or may receive and resume the manufacture and sale of certain of our products identified in such observations and warnings letters;
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
•conducting business internationally;
•our ability to obtain additional debt and equity financing, or to refinance our existing outstanding indebtedness, to fund capital expenditures, working capital requirements and acquisitions;
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

Forward-looking statements can be identified by forward-looking words such as “believe,” “may,” “could,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “expect,” “target,” “pursue,” “forecast,” “hope” and similar expressions in this Annual Report on Form 10-K. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding our growth strategy; future business, operating and financial performance; our expectations and plans with respect to market opportunity, business and operational performance, strategic initiatives, capabilities, resources, manufacturing, product development, product availability and regulatory approvals, including expectations regarding our compliance master plan to improve our quality systems; our hope to secure PMA approval for SurgiMend and DuraSorb in 2026; our business strategy and plans, including plans to deliver future innovation both within the ENT business and across other CSS technology platforms; and our expectations regarding the operationalization of the Braintree facility and the timing thereof. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

PART I
ITEM 1. BUSINESS
OVERVIEW
Integra LifeSciences Holdings Corporation is a global medical technology company dedicated to restoring lives. We are advancing transformational care through impactful innovation and our portfolio of highly differentiated technologies is trusted by healthcare professionals to deliver transformative care.
We manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical (“CSS”) and Tissue Technologies (“TT”). The CSS segment, which represents approximately 70% of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care, and otolaryngology, commonly referred to as ear, nose, and throat (“ENT”). We are the world leader in neurosurgery and one of the top three providers in the U.S. in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about 30% of our overall revenue and focuses on wound reconstruction and care and private label.
OUR PRODUCTS, SERVICES AND TECHNOLOGIES
We were the first company to receive an FDA claim for regeneration of dermal tissue and are a world leader in regenerative technology. We have developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include neurosurgical products, ENT, surgical instruments and advanced wound care through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care. Each of these categories and the key products sold therein are described in more detail below. We include financial information regarding our reportable business segments and certain geographic information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16. Segment and Geographic Information to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
CODMAN SPECIALTY SURGICAL
Neurosurgery: In neurosurgery, we are a global leader in neuro-access, neuro-surgical and neuro-monitoring technologies. Our product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions
We offer leading technologies in dural repair, ultrasonic tissue ablation, intracranial pressure (“ICP”) monitoring, hydrocephalus management, and cranial stabilization systems, while providing a rich research and development pipeline for growth.
Principal products include:
•CUSA® (Cavitron Ultrasonic Surgical Aspirator) Platform: An ultrasonic surgical aspirator platform, including the CUSA Clarity, which is used in various surgical procedures, primarily for the fragmentation, emulsification, and aspiration of soft and hard tissues;
•CereLink® intercranial pressure (“ICP”) Monitor: An advanced, digital intracranial pressure monitoring platform, designed for use in neuro-intensive care and operating room environments, which offers uncompromised advanced continuous ICP monitoring — with minimal drift, MRI conditional capability, durable, flexible ICP sensors, and advanced data presentation features;
•Codman® Neurosurgical Accessories: A portfolio of surgical consumables for use in the protection of tissue, including brain and other tissues of the central nervous system, during surgery and disposable perforators for use in perforating the cranium;
•DuraGen® Dural Graft Matrix: An absorbable implant for sutureless repair of dural defects after cranial or spinal surgery and which acts as an onlay dural graft which provide a highly porous scaffold for the purpose of patching large gaps in the dura and facilitating patient recovery;
•DuraSeal® Dural Sealant System: An absorbable polyethylene glycol (“PEG”) hydrogel designed to provide a watertight seal, particularly around suture lines or at the edge of an onlay graft, for cranial and spinal surgery patients;
•Mayfield® Standard Cranial Stabilization System: A surgical device used to stabilize the patient’s head during neurosurgical procedures;

•Bactiseal® Anti-Microbial Catheters: Antimicrobial external ventricular drainage (“EVD”) catheters and shunts designed to allow for the draining or shunting of cerebrospinal fluid (“CSF”) while reducing the risk of surgical site infections; and
•Certas® Plus Programmable Valve: A programable shunt valve which is designed to provide constant intraventricular pressure and drainage of CSF for the management of hydrocephalus
Specialty Instrumentation: Our specialty instrumentation portfolio includes a catalog of surgical headlamps, surgical instruments, as well as after-market service. With thousands of surgical instrument products, comprised of a comprehensive portfolio of reusable and disposable instruments, including forceps, retractors, scissors, and curettes, tailored for neurosurgery and spine surgery including specialty surgical instruments, we call on the central sterile processing unit of hospitals and acute care surgical centers. Additionally, through a strong U.S. distribution model, we can serve the needs of medical offices.
ENT Surgical Solutions: The Company’s ENT portfolio comprises a broad range of products including the TruDi® Navigation System featuring navigated surgical instrumentation, the RELIEVA SPINPLUS® Balloon Sinuplasty System, the AERA® Eustachian Tube Dilation System, and the MicroFrance ENT instrumentation line.
TISSUE TECHNOLOGIES
Our Tissue Technologies segment develops and markets a broad portfolio of regenerative tissue products and technologies primarily focused on wound reconstruction and care and private label. This segment serves a diverse range of specialties, including plastic and reconstructive surgery, general surgery, and wound management.
We currently utilize five unique regenerative technology platforms consisting of highly engineered bovine collagen (derived from bovine sources for structural support), bovine dermis (acellular dermal tissue for natural integration), porcine urinary bladder (extracellular matrix for cellular repopulation), human amniotic tissue (allografts for anti-inflammatory and protective properties), and resorbable synthetic mesh (biodegradable materials for temporary reinforcement). These technologies address clinical needs in treating acute wounds such as burns, chronic wounds including diabetic foot ulcers, and surgical tissue repair applications such as hernia reinforcement, tendon protection, and peripheral nerve repair.
Wound Reconstruction and Care: We offer a broad portfolio of products and solutions addressing a full spectrum of needs when managing complex wounds including for the treatment of acute wounds (e.g., burns and trauma), chronic wounds (e.g., diabetic foot ulcers and venous ulcers), and other complex wound types. The goal is to promote healing by providing scaffolds that encourage cellular invasion, revascularization, and tissue regeneration while managing infection, exudate, and inflammation. These products are often used in hospital settings, wound care clinics, or outpatient procedures to accelerate closure, reduce scarring, and prevent complications like amputation in diabetic cases.
Principal products include:
•Integra Skin: Comprised of the first FDA-approved bilayer matrix for the regeneration of dermal tissue, indicated for third-degree burns and scar contractures, which consists of a collagen and chondroitin-6-sulfate matrix with a silicone epidermal layer to protect against infection and dehydration and several other bilayer wound matrices used for a variety of wound types, providing a scaffold for cellular invasion and capillary growth, often used with negative pressure wound therapy;
•PriMatrix® Dermal Repair Scaffold: A collagen-based dermal repair scaffold for managing a broad range of wounds, including diabetic and venous ulcers;
•MicroMatrix® Urinary Bladder Matrix (“UBM”) and Cytal® Wound Matrix: These products use porcine urinary bladder matrix technology to support complex wound management;
•AmnioExcel® and AmnioExcel® Plus Placental Allograft Membrane: Human tissue-based allografts in various surgical and chronic wound applications; and
•MediHoney® Wound and Burn Dressings: Medical-grade Manuka honey-based dressings used for debridement and moisture balance in burns, ulcers, and surgical wounds.
We offer a continuum of advanced solutions for plastic and reconstructive surgery, complex hernias, and general surgery, including devices for implantation to reinforce soft tissue where weakness exists and for surgical repair of damaged or ruptured soft tissue membranes. These products provide structural support and promote tissue integration to address areas of tissue weakness. They are bioresorbable or acellular to minimize long-term foreign body reactions and reduce complications like adhesions or infections.

Principal products include:
•SurgiMend® Collagen Matrix: An implant for soft tissue reinforcement in plastic and reconstructive surgery, including hernia repair. It is derived from bovine collagen and is designed to integrate with host tissue while minimizing complications;
•Gentrix® Surgical Matrix: Porcine UBM matrix for hernia (including hiatal) and abdominal wall repair; and
•DuraSorb® Monofilament Mesh: A resorbable mesh used in reconstructive surgery to provide temporary support during tissue healing, particularly in hernia repair and other soft tissue applications.
Private Label: We offer extensive expertise in collagen biomaterials for other medical technology companies that sell to end markets primarily in spine, surgical and wound care. We manufacture a broad set of our regenerative and wound care technologies that are available for private label distribution by our customers, produce raw materials that can be integrated into our customers’ production processes, and have the expertise to design, develop and manufacture products to meet the specific needs of our customers.
OUR MARKETS
We sell our medical devices and therapies through a combination of direct sales representatives and independent distributors globally. Our global commercial network includes clinical specialists, direct sales force in key markets and strategic partnerships and distributors that serve hospitals, integrated health networks, group purchasing organizations, clinicians, surgery centers and health care providers.
Our marketing and sales strategy is focused on cost-effective delivery of high-quality products to a diverse group of customers worldwide. To achieve this objective, our direct global sales force teams are organized around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and enhance our ability to support our customers and cross-sell complementary products.
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
We did not have any customers that represented more than 10% of our consolidated revenues in 2025.
RESEARCH AND DEVELOPMENT STRATEGY
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
Additionally, we conduct projects and clinical studies to generate efficacy and health economic evidence. The Company has continued its investments in clinical education as a key value driver to leverage its global footprint, enhanced digital content, and strengthened its clinical network. As part of this objective, the Company remains committed to participation in clinical research demonstrating the efficacy of its products prior to market introduction, and in supporting the clinical education and technical training.
Neurosurgical Solutions, Surgical Instruments, and ENT Solutions. The CSS neurosurgical business consists of a broad portfolio of market-leading brands, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and  Europe, which we expect to continue in the near-to-long term. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid (“CSF”) management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery (“MIS”) and the surgical management of intracerebral hemorrhage (“ICH”).
We continue to advance the CerebroFlo® external ventricular drainage (“EVD”), a catheter with Endexo® technology. The Endexo polymer in polyurethane is a permanent additive which has shown to be effective in reducing platelet adhesion in-vitro, reducing thrombus accumulation in-vitro and in vivo, and reducing the clinical incidence of thrombus formation. In vitro evaluations and in vivo animal evaluations do not necessarily predict the clinical performance of the SureFlo EVD Catheter with respect to thrombus formation. The incidence of thrombus formation on polyurethane containing Endexo polymer in other medical devices and/or tissues systems does not necessarily predict the clinical performance of the SureFlo EVD Catheter for the intended use of CSF external drainage and monitoring. The CerebroFlo EVD catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our Bactiseal antimicrobial technology with the Endexo anti-occlusive technology continues to progress for both a silicone-based hydrocephalus and EVD product.
We also continue to advance the Aurora® Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. The 15mm x 60mm and 15mm x 80mm Aurora Surgiscope System version received 510(k) clearance from the FDA in 2025.
In July 2025, we announced the inaugural enrollment of the first patient in the AERA Pediatric Registry, a prospective, multi-center observational registry evaluating the real-world use of the AERA Eustachian Tube Balloon Dilation System in children. This marks the focused effort to measure the ongoing, clinical performance of AERA in pediatric patients with obstructive Eustachian tube dysfunction. The registry is designed to capture both safety and efficacy outcomes for up to 300 pediatric patients who undergo Eustachian tube balloon dilation using AERA.
In September 2025 the Mayfield® Ghost Base Unit Post launched in the U.S., which is designed to help provide clear visualization of anatomical structure and to support surgical accuracy and patient positioning.
Regenerative Technologies. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal® product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template (“IDRT”) products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications.
In the third quarter of 2021, we filed a PMA application for a specific indication for SurgiMend® in the use of post-mastectomy breast reconstruction and in July 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We anticipate PMA approval following the operationalization of the Braintree facility, which is expected in 2026. We are also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction (“IBBR”). We completed enrollment for the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction in June 2023; and we continue to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2026.
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
QUALITY SYSTEMS, SUPPLY CHAIN AND PRODUCT MANUFACTURE
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
In 2024, we initiated a Compliance Master Plan (the “CMP”), a systematic and holistic approach to improving our quality management system, or QMS, across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system across the company, and enhance the quality culture across our organization. In executing our remediation plans, we have introduced objective metrics to assess opportunities in our QMS and supply chain which we believe has allowed for the effective allocation of resources and consistent tracking of our results.
In conjunction with our work under the CMP, we are focused on improving operational and execution excellence. Through leadership appointments and the development of a comprehensive plan to establish a robust end-to-end supply chain, we hope to enhance our supply chain capabilities and overall product available and operational reliability and resiliency.

We have key manufacturing and research facilities located in California, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland, Israel and Switzerland. We source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors
AVAILABILITY OF RAW MATERIALS
We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries.
In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from one or a limited number of suppliers. We have established long-term supply contracts with many of our suppliers and our practice is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time. Due to the high standards applicable to manufacturing our products, such as the FDA’s Quality Management System Regulation (“QMSR”), which became effective on February 2, 2026, and which superseded the prior Quality System Regulation (“QSR”) and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain components or materials. Some of our manufacturing operations are located outside of the U.S., including Switzerland, Ireland, Israel, and France. Those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. In the event we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Certain of our products, including but not limited to our dermal regeneration products, duraplasty products, wound care products, and nerve and tendon repair products, contain natural collagen material derived from bovine tissue. We take great care to provide medical products that are safe and free of agents that can cause disease. In particular, the collagen used in the products that we manufacture is derived from fetal bovine dermis from the U.S. and deep flexor tendon from the U.S. and New Zealand. New Zealand is a country that has never had a reported case of bovine spongiform encephalopathy (“BSE”) (otherwise known as mad cow disease). The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Fetal bovine dermis and deep flexor tendon are in the lowest-risk category for BSE transmission, and therefore considered to have a negligible risk of containing the agent that causes BSE.
INTELLECTUAL PROPERTY
We seek patent and trademark protection for our key technology, products and product improvements, both in the U.S. and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent and trademark rights. In general, however, we do not rely solely on our patent and trademark estate to provide us with significant competitive advantages as it relates to our existing product lines. We also rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements also provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.
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
COMPETITION
The markets in which we compete are highly competitive and are characterized by rapid change resulting from technological advances, innovations and scientific discoveries. Our product lines face a mix of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products. Many of these competitors offer a broader product portfolio and important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, customer service and R&D of new products and processes. Major shifts in industry market share have occurred in connection with product corrective actions, physician advisories, safety alerts, results of clinical trials to support superiority claims, and publications about our products, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry.
Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These initiatives put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private healthcare insurance, managed-care plans, and volume-based procurement tenders in China, have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms. Hospitals, which purchase our technology, are also seeking to reduce costs through a variety of mechanisms, including, for example, centralized purchasing, and in some cases, limiting the number of vendors that may participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from changes in practice patterns such as device standardization. This has created an increased level of price sensitivity among customers for our products.
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
Our competitors for TT include Smith & Nephew plc, Organogenesis Holdings Inc., MiMedx Group, Inc., Allergan PLC, Becton Dickinson and Company, and Axogen, Inc. We compete with additional companies who partially participate in soft tissue reconstruction of complex wounds and surgical reconstruction. In addition, our products also compete against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that utilize autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete based on our products' features, strength of our sales force or distributors, sophistication of our technology and cost effectiveness of our solution.
In addition, our International team faces significant global and regional competition across our entire portfolio, with local competition also playing a role in countries where local suppliers may be advantaged.
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
GOVERNMENT REGULATION AND COMPLIANCE
We are a manufacturer and marketer of medical devices and Human Tissue and Cell Based Products (“HCT/Ps”) and therefore are subject to extensive regulation by the FDA, the Centers for Medicare & Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”), other federal governmental agencies and, in some jurisdictions, by state and equivalent foreign governmental authorities. These regulations govern the development and introduction to the market of new medical devices and HCT/Ps, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the products, the maintenance of certain records, the ability to track devices, the reporting of adverse affects and potential product defects, the import and export of products, and other matters. FDA product approvals, as well as equivalent approvals or certifications issued by foreign authorities or bodies, may be withdrawn or suspended, or other enforcement actions may occur, if compliance with regulatory standards is not maintained or if problems occur following initial marketing.
Our business is also affected by patient and data privacy laws and government payer cost containment initiatives, as well as environmental health and safety laws and regulations.

United States Food and Drug Administration
Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to the FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in, without limitation, warning or untitled letters, the FDA’s delay or refusal to approve pending applications, a clinical hold on a clinical investigation, import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, product recalls, withdrawals from the market, product seizures, operating restrictions, including total or partial suspension of production or distribution, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution. The regulatory process for obtaining product approvals and clearances can be onerous and costly.
Medical Device Regulation
Under the Federal Food, Drug and Cosmetic Act (the “FDCA”), unless a device is exempt or marketed under an FDA enforcement discretion, premarket authorization is required to commercially distribute a new medical device in the U.S market. A new medical device could either be a device that has not previously received marketing authorization in the U.S, or a previously authorized device that has been changed in such a way that would require a new marketing application. Changes that could require a new marketing application for an existing device may relate to, but are not limited to, the intended use of the device, the indications for use, manufacturing, and technological characteristics or functionalities. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of new medical devices in Classes II and III, respectively. Commercial sales of our Class II medical devices (except for Class II exempt devices) and Class III medical devices within the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FDCA (Class II) or the granting of a pre-market approval, or a PMA (Class III). As the risk of the device increases, so do the FDA’s requirements to obtain market authorization.
Generally, all Class III and some Class II medical devices will require clinical testing to adequately demonstrate the safety and effectiveness of the device prior to FDA approval or clearance of the device for commercialization. The extent to which FDA is involved in the development of clinical trial protocols depends, in part, on whether the study is a significant risk (SR) study or a nonsignificant risk (NSR) study. Before testing begins, all clinical studies must obtain Institutional Review Board (IRB) approval and for SR medical devices, an Investigational Device Exemption (IDE) from the FDA must be obtained. This exemption allows for clinical testing while ensuring participant safety and adherence to ethical standards. Though the regulatory requirements for an NSR study are less burdensome than those for an SR study, all clinical trials can be time consuming and costly and may not result in our desired outcomes.
Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of requirements referred to as general controls, which previously required compliance with the applicable portions of FDA’s QSR, and more recently, aspects of the FDA’s QMSR. These include facility registration and device listing, reporting of adverse events and malfunctions, which is referred to as medical device reporting, and truthful and non-misleading labeling and promotional materials. Most Class I devices are exempt from the premarket notification requirements (i.e., 510(k)-exempt).
510(k) Clearance Process
Class II devices are those that are subject to general controls, as well as special controls, which can include performance standards, specialized labeling and post-market surveillance. Most Class II devices are subject to the premarket notification requirements or the 510(k) process. To obtain 510(k) clearance, we must submit a premarket notification, or 510(k), to the FDA and demonstrate that our proposed medical device is substantially equivalent to a medical device that is legally marketed for the same intended use or a device commercially distributed prior to May 28, 1976, for which the FDA has not yet called for the submission of a PMA.
The device to which the company must show substantial equivalence is known as a predicate device. A proposed device is substantially equivalent to a predicate device if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics that do not raise different questions of safety and effectiveness, and the information submitted demonstrates to the FDA that the proposed device is as safe and effective as the predicate device.
If the FDA determines that our device is “not substantially equivalent” to a previously cleared device, for example, due to a finding of a lack of a predicate device, or that the proposed device has a new intended use or different technological characteristic that raise different questions of safety or effectiveness when the proposed device is compared to the cited predicate device, the device is automatically designated as a Class III device. As the device sponsor, we must then fulfill more rigorous PMA requirements, or we can request a risk-based classification determination for the device in accordance with the FDA’s de novo classification process. As a result, FDA clearance requirements may extend the device development process for a considerable length of time. If the FDA agrees that the proposed device is substantially equivalent to the predicate device proposed by the manufacturer, it will grant 510(k) clearance to commercially market the device.
De Novo Classification Process
For novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, a manufacturer may request a risk-based classification determination for the device in accordance with de novo classification process. This procedure allows a de novo requester whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. A requestor may submit a de novo request for classification after receiving a “not substantially equivalent” determination in response to a 510(k) submission or, absent the prior submission of a 510(k), when the sponsor determines that there is no legally marketed device upon which to base a determination of substantial equivalence.
The FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate, and special controls cannot be developed, to control the risks. In the event the FDA determines that the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request and a classification regulation will be established for the device type. When the FDA grants a de novo request for classification, the device is granted marketing authorization and can further serve as a predicate device for a future 510(k) submissions of that device type.
PMA Process
Class III devices include devices deemed by FDA to pose the greatest risk, such as life-supporting or life-sustaining devices, or implantable devices. With a few exceptions for certain types of devices classified into Class III that were in commercial distribution in the U.S. before May 28, 1976, Class III devices are subject to the pre-market approval (“PMA”) process which requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) or de novo processes. The PMA process involves a complex and lengthy testing process and may require several years to complete. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. Prior to obtaining approval, the manufacturer typically undergoes a bioresearch monitoring (“BIMO”) audit of the supporting clinical trial and a manufacturing audit, which could lengthen the process and potentially raise unforeseen issues that undermine the approvability of the product. The FDA may also require review by an advisory panel, which can further lengthen the process.
The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities, additional patient follow-up for an indefinite period of time and/or post-approval clinical study or studies.
Exempt Devices
If a manufacturer’s device falls into a generic category of Class I or Class II devices that FDA has exempted by regulation, a premarket notification is not required before marketing the device in the U.S. (most Class I devices, and some Class II devices, are 510(k)-exempt.) Manufacturers of such devices are required to comply with FDA’s general controls, including FDA’s establishment registration and device listing requirements. Some 510(k)-exempt devices are also exempt from QMSR requirements, except for their respective complaint handling and recordkeeping requirements.
Device Modifications Post-clearance or Approval
Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or, depending on the modification, a de novo classification request or PMA approval, as well as payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may, if it disagrees with the manufacturer’s determination, review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until a new 510(k) clearance or PMA approval is obtained.

The manufacturer may also be subject to significant regulatory fines or penalties for marketing a modified device without the requisite pre-marketing authorization.
Postmarket Requirements
After a device is cleared or approved for commercial distribution, numerous federal and state regulatory requirements apply. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions, and our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA’s Quality Management System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA. Postmarket requirements are also followed globally where our products are registered and approved. These foreign jurisdictions have similar requirements to the FDA, including product registration, reporting of adverse events or serious incidents, trend reporting and reporting of withdrawals, recalls, and other corrective measures.
In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices that are approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.
If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter or untitled letter, institute proceedings to detain or seize products, issue a recall or market withdrawal order, impose operating restrictions including total or partial suspension of production or distribution, enjoin future violations, assess civil penalties against the company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice. The majority of Integra manufacturing facilities participate in the Medical Device Single Audit Program and are audited annually for compliance with the Quality System for U.S. FDA, Canada, Australia, Brazil, and Japan.
Moreover, after clearance or approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or approval, as the case may be, or require us to change the device, its manufacturing process or its labeling, to supply additional proof of the device’s safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the U.S. that have not been approved by the FDA for distribution in the U.S., we are required to obtain approval/registration in the country to which we are exporting and maintain certain records relating to exports and make these available to the FDA for inspection, if required.
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
Regulations Outside of the U.S.
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
The requirements set forth in the EU MDR are generally consistent with those laid out in the EU MDD, but in many topics there are additional or stricter requirements. Although we continue to transition our certification profile to meet the new EU MDR requirements, these stricter regulations set forth in the EU MDR may pose additional challenges for Integra to continue marketing products in the EEA. See “Item 1A. Risk Factors - We are subject to stringent domestic and foreign medical device regulations and oversight and any adverse action may adversely affect our ability to compete in the marketplace and our financial condition and business operations” of this Annual Report on Form 10-K.
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
On December 16, 2025, the European Commission published a proposal to amend the EU MDR to simplify the regulation and address various concerns, including those related to notified body capacity constraints, certification timelines, regulatory burden and device availability. If adopted, the proposed revisions could impact, amongst others, certification timelines, recertification (the maximum period of validity of certificates, currently 5 years, is proposed to be removed), certification activities (for example, a reduced involvement of notified bodies in the conformity assessment of class IIa and IIb devices is proposed, as well as the possibility to replace on-site audits by remote audits) and post-market surveillance requirements (the proposal provides the possibility to conduct surveillance audits only every two years, and unannounced audits only ‘for-cause’). The scope and timing for potential adoption of this revision is still unknown. The ultimate effect of any EU MDR amendments on our business will depend on the shape of the adopted revised legislation and corresponding application timelines.
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
Regarding HCT/Ps and as happens in the U.S., these products can have various regulatory qualifications (medical devices, medicinal products or blood/tissues/cells products). The donation, collection, procurement, testing, processing, preservation, storage, import, export and distribution in the EEA of human blood, tissues and cells is currently mainly regulated by Directive 2002/98/EC (the “Blood Directive”), Directive 2004/23/EC (the “Tissues and Cells Directive”) and the implementing acts adopted by each EEA country. This legislation also partially applies to manufactured products derived from human blood, tissues and cells. In July 2024, Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application (the “SoHO Regulation”) was published. This new Regulation will apply from August 7, 2027 and replace the Blood Directive and the Tissues and Cells Directive, changing the regulatory framework for the use of these substances in the EEA.
Regulations Governing Reimbursement
Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers and patient need for our products and procedures and, the coverage and reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. The delivery of our devices is subject to regulation by the HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare items and services. Healthcare providers that purchase medical devices generally rely on third-party payors, including, in the U.S., the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Government payors, such as Medicare and national health systems of EU countries, are increasingly seeking additional clinical evidence beyond the data required to obtain marketing clearance, before covering our products for their patients. For example, in the EU, the Health Technology Assessment (HTA) Regulation (EU) 2021/2282 which began to apply from January 12, 2025 (subject to phased implementation), provides for the use of common HTA tools, methodologies, and procedures across the EU for certain categories of health technologies, including certain medical devices, and sets the basis for enhanced cooperation at the EU level for joint clinical assessments. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. For instance, in the 2026 Medicare physician, hospital outpatient, and ambulatory surgical center payment system final rules, Medicare revised its payment methodology for most sheet skin substitute products to a single per square centimeter payment rate regardless of product and settings, which may significantly alter Medicare payment for such products in these settings. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue.
Implementation of legislative or regulatory reforms to reimbursement systems, including price regulation, reference pricing systems, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, health technology assessments and managed-care arrangements, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. When Congress was unable to reach required deficit reduction, it triggered the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers currently at 2% per fiscal year and, due to subsequent legislative amendments, will remain in effect through 2033.
On July 4, 2025, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact demand for our products.
Some of the provisions of the ACA and related laws have been, and may continue to be, subject to judicial and Congressional challenges, and to modifications in their interpretation or implementation. We plan to monitor health care legislation and the impact these changes, if enacted, may have on our business.
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
Other regulations
Healthcare Fraud and Abuse Laws. In the U.S., we are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims, and other health care fraud laws that regulate, among other things, the means by which companies in the health care industry may sell and market their products to hospitals and health care professionals and regulate the arrangements and engagements with customers. We are also subject to other federal and state laws that constrain the way we can market and sell our products, or require reporting of certain transfers of value to health care professionals. Some of the laws and regulations we are subject to include:
•The U.S. federal Anti-Kickback Statute (the “AKS”), which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual for the furnishing or arranging for a good or service, or for the purchasing, leasing, ordering, or arranging for or recommending any good, facility, service or item for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” expressly includes kickbacks and bribes, and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. The AKS is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. There are a number of statutory exceptions and regulatory safe harbors that may protect certain business arrangements from prosecution if strictly complied with; however, those exceptions and safe harbors are drawn narrowly. There are also no available exceptions or safe harbors for many common business activities. Practices that involve remuneration to those who prescribe, purchase, recommend or arrange for the purchase, order or recommendation of medical devices, including discounts, providing items or services for free or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an available exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the AKS. A violation of the AKS can be established without proving that the person or entity had actual knowledge of the statute or specific intent to violate it. A claim that includes items or services resulting from an AKS violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (the “False Claims Act”).
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
•The Health Insurance and Portability Act of 1996, and its implementing regulations (collectively, “HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
•The federal Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable (directly or indirectly) under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments or others transfers of value made in the preceding calendar year to physicians, other health care professionals, such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Certain foreign countries, including the EEA, have similar requirements for the reporting of transfers of value to healthcare professionals.
Anti-bribery laws exist in many of the countries in which we sell our products outside the U.S., as well as the United States Foreign Corrupt Practices Act (the “FCPA”) which addresses the activities of U.S. companies in foreign markets. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, civil and criminal penalties, up to treble damages, fines, restitution and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Our products also are subject to regulation regarding reimbursement, and U.S. healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These global laws require that we exercise care in designing our sales and marketing practices, including interactions with healthcare professionals, and customer discount arrangements. See “Item 1A. Risk Factors – We are exposed to a variety of risks relating to our international sales and operations” of this Annual Report on Form 10-K for further details.
Import-export. Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, and import-export. Among other things, these laws restrict, and in some cases can prevent, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. These laws also require that we exercise care in our business dealings with entities in and from foreign countries. In addition to our need to comply with such regulations in connection with our direct activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If we, or the third parties through which we do business, are not in compliance with applicable import, export control or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in restrictions on our distribution and sales of products or services that may materially impact our business.
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
In the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal, state, and industry levels. U.S. federal and state laws govern the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers and other persons or entities that create, receive, maintain, or transmit health information. For example, in the U.S., depending on the facts and circumstances, we could be subject to the requirements of HIPAA. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA include significant civil and criminal penalties for each violation. In addition, the FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into healthcare systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices.
The Federal Trade Commission (“FTC”) also sets expectations for taking appropriate steps to safeguard consumers’ personal information, and providing a level of privacy or security commensurate to promises made to individuals. Pursuant to Section 5 of the FTC Act, which governs unfair and deceptive trade practices, the FTC expects a company’s data privacy and security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Failure to meet these standards may constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act and Health Breach Notification Rule can result in civil penalties or enforcement actions.
At the state level, the California Consumer Privacy Act (“CCPA”)establishes certain requirements for processing personal data, including obligations related to transparency and the collection, use, retention, and disclosure of personal data, and provides California consumers (as defined in the law) certain rights. Such rights include rights to access, correct, and delete personal information, opt out of certain personal information sharing, and receive detailed information about how personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches—involving certain types of personal information—that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Nearly two dozen other states have enacted privacy laws similar to the CCPA, and some states, like Washington and Nevada, have enacted health privacy specific-specific consumer laws that grant heightened rights with respect to health information. Moreover, as a result of the broad scale release and availability of Artificial Intelligence (“AI”) technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) designed to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in these countries relating to the collection, use, retention, disclosure, and international transfer of personal data and, potentially, intellectual property continue to evolve with increasingly strict enforcement regimes. In Europe, for example, we are subject to the EU General Data Protection Regulation (EU GDPR) and the UK General Data Protection Regulation (UK GDPR) which impose restrictions on the collection, use and transfer of personal data and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance, which can go up to €20 million/ GBP 17.5 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. The EU and UK GDPR also confer the right for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. The EU and UK GDPR also requires companies processing personal data (including health data from clinical trials) of individuals residing in the EU or UK to comply with local privacy and data protection rules. The EUK and UK GDPR governs the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the disclosure of processing details to individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the U.S., contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and security breach/incident notifications. Data protection authorities from the different European Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR that sit alongside the GDPR, as set out under applicable local data protection law. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in fines or other penalties. Further, the EU or UK Government may amend or update data protection law, which may result in changes to our business operations and potentially incur commercial cost.
In particular, when we rely on third-party service providers processing personal data of subjects in the EU or UK, we must enter into suitable agreements with these providers and receive sufficient assurances that the providers meet the requirements of the EU and UK GDPR. The obligations under the EU and UK GDPR may therefore be onerous and adversely affect our business, financial condition, results of operations and prospects. Please refer to “Item 1A. Risk Factors – Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, may require us to make significant changes to our products, or incur penalties or other liabilities” of this Annual Report on Form 10-K for additional discussion of the risks accompanying compliance with data privacy and cybersecurity laws and regulations.
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
HUMAN CAPITAL
Our people are our greatest asset and we view human capital management and the strength of our employees as integral to the long-term success of our business. We understand that we rely on our employees worldwide to propel our organization forward with great innovations, strong leadership and a focus on execution excellence.
In seeking to sustain a culture of excellence and accountability, we focus on employee empowerment, professional development and building an environment where all employees can contribute to their fullest potential. These efforts have been recognized through our inclusion in several best workplace lists globally in 2025 and 2024. We continue to advance our broader organizational sustainability initiatives, and published our annual environmental, social and governance (“ESG”) report in the third quarter of 2025. For more information on our ESG strategy, goals, performance, and achievements, please visit “Our

Company—ESG Report” at https://www.integralife.com/esg-report. Information on our website is not incorporated by reference herein and is not part of this Annual Report on Form 10-K.
WORKFORCE DEMOGRAPHICS
As of  December 31, 2025, we had 4,427 regular full and part time employees.
69.6% of our employees are located in the United States, 20.6% in Europe, 4.9% in Asia Pacific, 3.6% in China and 1.3% in Latin America and Canada.
BUILDING A STRONG WORKFORCE
A talented and engaged workforce is a business priority and a key to our long-term success. We believe our company is stronger when we leverage broad perspectives to meet the needs of our shareholders, customers, colleagues and the communities we serve. Our commitment to workforce development starts at the top with our Board of Directors and Chief Executive Officer. At all levels of the Company, we focus on attracting, retaining, and developing talent that drives innovation and results. Through various Business Resource Groups (“BRGs”), leadership councils and external partnerships, we provide opportunities for colleagues to contribute to our culture, develop professionally and provide feedback to our executive team. As of December 31, 2025 there are eight (8) Integra-sponsored BRGs, employee-led groups, which provide career development, leadership opportunities and networking connections across the organization.
COMPENSATION BENEFIT
Our compensation philosophy is designed to reinforce and align with our mission, business strategy, and financial needs. We invest in the physical, emotional and financial well-being of our employees through our compensation and benefit programs. We provide market-competitive compensation and benefits based on benchmarking surveys we conduct regularly for all position levels against relevant peer companies. Our annual and long-term incentive packages are linked directly to business and individual performance, with a balance of short- and long-term financial and strategic objectives. We have an employee stock purchase plan. Eligibility for non-salary benefits such as salary continuance, life insurance, health insurance, and similar benefits, follows local regulations and practices.
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
EMPLOYEE HEALTH AND SAFETY
We are committed to providing a safe environment for all employees and visitors. This commitment is supported by our environmental, health, and safety management systems, alongside entrusting managers to oversee and ensure compliance with local laws and safety standards at their respective sites to foster a safe workplace culture. We implement our approach globally by our systems and support at regional and country levels from colleagues that implement proper safety protocols, identify and correct hazards, and remain safety conscious at all times. Our Environmental Health and Safety (“EH&S”) organizational structure incorporates both workplace EH&S coordinators and compliance teams. We have developed an Incident Procedure Policy and General Safety Rules that guide our colleagues to improve our workplace environment, improve safety, and reduce risk and costs.
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
We are committed to improving the quality of life of our employees and their families. Our health and wellbeing programs differ by country and typical benefits include comprehensive health insurance, disability coverage, workplace accommodations, parental leave and other leaves of absence based on health or life events, employee assistance programs, fitness reimbursement, and flu shots fully covered by the company. We also provide on-demand health advocates to help employees navigate the health insurance system, access to digital health solutions, a weight management program, smoking cessation assistance, a substance use disorder helpline, a diabetes health program and other similar programs to drive healthy behaviors and awareness.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth in our financial statements Note 16. Segment and Geographic Information, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
CORPORATE HISTORY AND AVAILABLE INFORMATION
Integra LifeSciences Holdings Corporation was founded in 1989. Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IART.”
We are subject to the informational requirements of the Exchange Act of 1934. In accordance with the Exchange Act, we file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and other information with the Securities and Exchange Commission, (the “SEC”). Our financial information may be viewed, including the information contained in this report, and other reports we file with the SEC, on the Internet, without charge as soon as reasonably practicable after we file them with the SEC, in the “SEC Filings” page of the Investor Relations section of our website at investor.integralife.com. A copy may also be obtained for any of these reports, without charge, from our Investor Relations department, 1100 Campus Road, Princeton, NJ 08540. Alternatively, reports filed may be viewed or obtained through the SEC’s website at www.sec.gov.
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
ITEM 1A. RISK FACTORS
Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline by virtue of these risks. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect our business in the future.
GLOBAL CHALLENGES AND MACROECONOMIC CONDITIONS
The continuing worldwide macroeconomic and geopolitical uncertainty may adversely affect our business and prospects.
The United States and foreign countries have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Any negative impact on economic conditions and international markets, including increased geopolitical instability and other macroeconomic factors, including heightened inflation, trade barriers and related restrictions (including tariffs and related countermeasures), import or export licensing requirements, armed conflict and acts of terrorism, geopolitical tension and instability, supply chain disruptions, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations.

Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, rising interest rates, bank failures and the accessibility of capital markets. Uncertainty about global economic and geopolitical conditions may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. Such conditions may also constrain the liquidity of hospitals and other customers or limit their access to financing, which could further delay or reduce capital equipment purchases. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. In addition, heightened macroeconomic and geopolitical uncertainty may impair our ability to accurately forecast demand and plan our business and operational activities.
Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients' medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their procurement activities, particularly the sales of capital equipment such as our ultrasonic surgical aspirators, neuro monitors and cranial stabilization products. Economic uncertainty, an increase in unemployment rates, as well as increasing health insurance premiums, co-payments and deductibles may adversely affect demand for our products and elective or non-reimbursed procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect the sales of our products.
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
•changes in import and export policies, including new, increased or retaliatory tariffs, sanctions and countersanctions and customs restrictions by the U.S. and foreign governments, which may disrupt our supply chain, adversely affect our relationships with customers, and impact our competitiveness;
•inspections of our manufacturing facilities for compliance with FDA’s Quality Management System Regulations (Good Manufacturing Practices), which have resulted in, and could result in future Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies, and corrective actions, procedural changes and other actions that we determine are necessary or appropriate to address the results of those inspections, any of which may affect production and our ability to supply our customers with our products, including resuming the manufacture and sale of products subjection to prior voluntary recalls;
•the increased regulatory scrutiny of certain of our products, including products which we manufacture for others, could result in removal from the market or involve field corrective actions that could affect the marketability of our products;
•expenditures for major initiatives, including acquired businesses and integrations thereof, restructuring and the development and implementation of the CMP;
•various cost reduction initiatives to align our cost structure with our operations, improve operational performance and reduce costs might not provide the anticipated benefits on our expected timeline, or at all, and may yield unintended consequences, including business disruption, the loss of institutional knowledge as a result of turnover and reduced employee productivity
•the timing of significant customer orders, which tend to increase in the fourth quarter coinciding with the end of budget cycles;
•increased competition for a wide range of customers across all our product lines in the markets our products are sold;
•potential difficulties in recapturing market acceptance for any of our products which were subject of a voluntary recall and which we are now seeking to resume the manufacture and sale following the remediation of the issues which prompted the initiation of any such voluntary recall;
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
•an inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business and results of operations, financial condition and cash flows;
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
•risks related to public health concerns or crises, including epidemics and pandemics, which may negatively impact certain aspects of our business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, and our ability to generate cash flow;
•the ability to maintain existing distribution rights to and from certain third parties;
•the ability to maintain business if or when we opt to convert such business from distributors to a direct sales model;
•the ability of our commercial sales representatives to obtain sales targets in a reasonable time frame;
•the impact of changes to our sales organization and continued channel expansion, including increased specialization;
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
We cannot guarantee that any of our acquisitions, investments or alliances will be successful.

We seek to supplement our internal growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky, and the integration of any newly-acquired business requires significant effort and management attention. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. Even if the operations of an acquired business are integrated successfully, we may not realize the full benefits of such acquisition, including the synergies, cost savings or sales or growth opportunities, that we expect. There can be no assurance that any past or future transaction will be successful.
Our global business exposes us to certain operational, compliance and economic risks.
A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Europe, China and Japan. Our acquisition of Acclarent resulted in our acquiring research-and-development facilities and personnel located in Israel. As we seek to continue to expand and strengthen our international operations, we may experience difficulty in growing our sales in certain new markets and other international markets in which we are attempting to increase our presence due to, among other things, customer acceptance, undeveloped and/or unfamiliar distribution channels, regulatory restrictions and changes, and business knowledge of these markets.
The success of our operations outside the U.S. also depends, in part, on our ability to make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks, and our strategic staffing plans required to support our international operations. These and other factors may adversely impact our ability to pursue our growth strategy in these markets.
Our international operations increase our compliance risk, as such operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals, and product registration requirements. Among other things, these laws restrict, and in some cases prevent, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices and effecting product registrations in foreign countries. Global enforcement of anti-corruption and bribery laws has increased substantially in recent years, with more enforcement proceedings by foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies, procedures and training related to compliance with these laws, our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities, and negatively affect our reputation which could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
The current tensions in international trade and rising international political tensions and uncertainties may materially adversely affect our business, financial condition, and results of operations.
Our operations and performance are significantly impacted by global, regional and U.S. economic and geopolitical conditions and increased trade barriers, including tariffs, from the U.S., China, the EU or other nations could materially adversely affect our business. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. Additionally, potential tariffs or other U.S. trade policy measures have already prompted, and may prompt further, retaliatory actions by other countries, including by countries that are significant markets for our products, such as China. In addition, the U.S. Department of Commerce recently initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into (among other things) imports of personal protective equipment, medical consumables and medical equipment (including devices), to determine whether they threaten U.S. national security, which further creates policy uncertainty in terms of tariffs.
The use of tariffs as a policy tool has created significant uncertainty about the future trading relationship among the U.S., China, the EU, Canada, Mexico and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs, and has led to concerns regarding the potential for extended trade barriers. The escalation of trade tensions could impact us in a variety of ways, including increases in manufacturing costs, disruptions or delays to our global supply chain, limitations on our ability to sell our products; and reductions in sales volumes and gross margins for our products, any of which could materially affect our business, financial condition and results of operations. Political uncertainty surrounding trade and other international disputes could also have a negative effect on customer confidence and spending, including capital equipment purchases by hospitals and some of our other customers. Changing our operations in accordance with new or changed trade restrictions may be expensive, time-consuming, disruptive to our operations and distracting to management. Further, such trade barriers could also lead to fluctuations in both the U.S. dollar and foreign currencies and our financial results may be materially adversely affected by such fluctuations.

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
Since we have operations based outside the U.S. and we generate revenues and incur operating expenses in multiple foreign currencies, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. Our most significant currency exchange risk relates to transactions conducted in Euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, Israeli shekel, Australian dollars and Chinese yuan.
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
We are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flows change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. For example, during the second quarter of 2025 we recognized an aggregate charge of $511.4 million in goodwill impairment expense in our consolidated statement of operations following our completion of a quantitative assessment of our Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units in accordance with ASC 350. The quantitative assessment was initiated following the decrease in the price per share of our common stock related to a number of factors including recent tariff changes that have created broad economic uncertainty and the impact of quality, operational, and supply issues. For more information concerning the goodwill impairment charge we recorded in 2025 and related matters, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this Annual Report on Form 10-K, and Note 7. Goodwill and Other Intangibles to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
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
We rely on independent suppliers and third-party providers in our supply chain for raw materials, packaging materials and components, sterilization services, and some finished goods; we could experience inventory shortages if any of these suppliers encounter a manufacturing or distribution disruption.

Outside vendors, some of whom are sole-source suppliers, provide key components, raw materials, packaging materials and components, sterilization services, and some finished goods used in the manufacture of our products. Although we believe that alternative sources for many of these components, raw materials, packaging materials and some finished goods are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products and create inventory shortages of our products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we sell:
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
For example, in 2025, we initiated voluntary recalls of our MediHoney products due to a variety of packaging failures which compromised the sterility of such products. Although MediHoney supply resiliency has been incorporated into our broader CMP efforts to strengthen our supply chains, a definitive relaunch date for our MediHoney products remains unknown at this time.
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
Our supply chain and our cost of goods also may be negatively impacted by unanticipated price increases due to factors such as global economic disruptions, electronic component shortages, trade wars, inflation, including wage inflation, recessionary conditions, geopolitical conflict and instability, including wars and acts of terrorism, and fear of future or ongoing pandemics, all of which are beyond our control or the control of our suppliers.
While it is our policy to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components, materials or sterilization services.
We may experience difficulties, delays, performance impact or unexpected costs from consolidation of facilities and transfer of manufacturing facilities.
In recent years, we consolidated several facilities or transferred manufacturing operations (including between third parties, from third parties to our existing internal manufacturing facilities, and from our existing manufacturing facilities to new internal manufacturing facilities) and may further undertake similar consolidations or transfers in the future in order to improve our cost structure, achieve increased operating efficiencies and reliability, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. For example, the Company has announced its plans to operationalize its Braintree, Massachusetts manufacturing facility (the “Braintree facility”) by the first half of 2026 and to transition the restart of the manufacture of PriMatrix and SurgiMend to the Braintree facility rather than attempt to restart the manufacture of these products at the Company’s Boston, Massachusetts manufacturing facility (the “Boston facility”). The consolidation, transfer or operationalization of manufacturing facilities requires such facilities to meet all applicable requirements related to quality control, quality assurance, and the maintenance of records and documentation as required by the FDA and any other applicable regulatory body both before and following the commencement of the manufacture of any approved product at such facility. For more information concerning the regulation related to our products, please refer to the risk factors appearing under the heading “—Risks Related to Our Regulatory Environment” below. As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, the anticipated benefits and savings from these efforts because of unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.
If any of our facilities or those of our suppliers were damaged and/or our manufacturing or business processes interrupted, we could experience lost revenues and our business could be seriously harmed.
Damage to our manufacturing, distribution, development and/or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, geopolitical disruption, unauthorized entry or other events, such as a flu or other health epidemic, could significantly disrupt our operations, the operations of suppliers and critical infrastructure and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. Certain of our manufacturing facilities are located in Puerto Rico, which in the past has experienced both severe hurricanes and other natural disasters. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs. Moreover, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters and, consequently, risks to our operations and growth.
Supply constraints have and may continue to adversely affect our ability to meet customer demand, and increase our costs to manufacture, transport and warehouse a certain subset of our products. In addition, supply constraints have resulted in increases to the costs of production of certain of our products that we may not be able to pass on to our customers. We expect these factors will continue to impact us in the future and obtaining alternative sources of raw materials and components could involve significant costs and regulatory challenges and may not be available to us on commercially reasonable terms, if at all.
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
Our medical devices and technologies, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies, as discussed in “Part 1, Item 1. Business – Government Regulation” of this Annual Report on Form 10-K. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We are also subject to regulations that may apply to certain of our products that are Drug/Device Combination products or are considered to be subject to pharmaceutical regulations outside the U.S. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products could be costly, time consuming and burdensome, may be impacted by failed clinical trials or weakened clinical evidence, involve modifications, repairs or replacements of our products and result in limitations on the indicated use of our products, which may negatively impact our ability to market our products and services, result in delays or prevent full commercial realization of future products or service. Furthermore, failure to obtain timely approvals, certifications or renewals may result in penalties and fines. Additional regulations govern the approval, initiation, conduct, monitoring, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Failure to comply, could subject us to significant enforcement actions and sanctions, including halting the study, rejection of data generated in the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. In addition, without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In addition, government shutdowns, recent reductions in U.S. government agency staffing and government spending more generally could impact ordinary course operations of agencies with which we interact routinely, such as the FDA. Following these reductions, the agencies may lack adequate staff and resources to meet current review, approval and inspection schedules, which could delay the receipt of or otherwise adversely affect the outcomes of product authorizations we seek.
We are subject to extensive complex regulatory requirements by domestic and foreign government agencies and any failure to comply with our ongoing responsibilities under their applicable laws and regulations could result in a material adverse impact on our business. Failure to comply with applicable regulations could result in reduced sales, increased costs, delays to new product introductions, harm to our reputation or competitiveness, future product recalls, injunctions preventing the shipment of products or other enforcement actions, all of which could have a material adverse effect on our business and financial results. In addition, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the cleared or approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government. Similar restrictions exist in many other countries where we do business, including the EEA.
As we disclosed above in “Part 1, Item 1. Business – Government Regulation,” we also are subject to the EU MDR, which was adopted by the EU as a common legal framework for all EU Member States (and also applies to Norway, Iceland and Liechtenstein). The EU MDR also sets out certain transitional provisions that permit certain legacy devices to remain on the market for a limited period, and failure to obtain, maintain, or timely transition required certifications under the EU MDR, including within those transitional periods, could restrict our ability to market certain products in the EEA and other jurisdictions that rely on EU certifications, and could adversely affect our business, financial condition, and results of operations.
Under the EU MDR, companies that wish to manufacture, import and distribute medical devices in EEA must meet certain quality system, performance and safety requirements as well as ongoing product monitoring responsibilities. Complying with the requirements of these regulations may require us to incur significant expenditures. Expenditures for EU MDR compliance activities amounted to $41.9 million for the year ended December 31, 2025 and we anticipate incurring additional expenditures in connection with our on-going efforts to obtain certification for our products under the EU MDR. Various penalties exist for non-compliance with the requirements of the EU MDR and the related laws of EEA countries which, if incurred, could have a material adverse impact on our business, results of operations and cash flows.
Further, the regulatory environment in China continues to evolve, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government’s current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.
Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.
We are subject to laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal AKS, the False Claims Act, HIPAA, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances, civil and criminal penalties, damages, fines, restitution and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. For a more detailed discussion of these laws, see “Item 1. Business — Government Regulation and Compliance — Other Regulations — Healthcare Fraud and Abuse Laws.”

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
Maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. Both before and after a device is placed on the market, numerous regulatory requirements apply, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of unapproved products or unapproved or “off-label” uses of cleared or approved products and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products are ineffective or may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban medical devices. We may voluntarily recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found, or withdraw a product to improve device performance or for other reasons. For example, in May 2023, after consultation with the FDA, we initiated a voluntary global recall of all products manufactured in our Boston facility distributed between March 1, 2018 and May 22, 2023. Additionally, in response to Form 483s issued to the Company by the FDA at the conclusion of the FDA’s inspection of three of the Company’s facilities located in Mansfield, Massachusetts, Plainsboro, New Jersey, and Princeton, New Jersey during June and August of 2024, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of certain disposable cottonoid patties and strips. In July 2024, we announced plans to implement an enterprise-wide CMP, a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. We currently cannot predict with certainty whether we will be able to effectively implement the CMP and realize the benefits contemplated thereby within the anticipated timeframe, or at all. Further, there can be no assurance that the Company will build and operationalize the Braintree facility, transition manufacturing activities to the Braintree facility or realize the anticipated benefits of the Company’s consolidation of its efforts at Braintree on the planned timeline, or at all, which could have a material adverse effect on our business and financial results. For more information concerning our remediation efforts, including the status of the implementation of the CMP, and our expectations regarding the Company’s plans to build and operationalize the Braintree manufacturing facility and to transition manufacturing activities from the Boston facility to the Braintree facility and respond to the December 2024 Warning Letter, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - FDA Matters” in this Annual Report on Form 10-K.
Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations and cash flows. A recall might not only impact our results of operations and financial results but also could harm our reputation with customers and consumers which could reduce the future sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions Any adverse regulatory action, depending on its magnitude, may place us under heightened scrutiny by the FDA and other regulators, including more frequent or more extensive inspections and increased monitoring of our quality and compliance activities, may restrict us from effectively marketing and selling our products and subject us to increased requirements for documentation or data in connection with future submissions or otherwise limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.
The adoption of healthcare reform in the U.S. and initiatives sponsored by other governments may adversely affect our business, results of operations and/or financial condition.
Our operations may be substantially affected by potential fundamental changes in the global political, economic and regulatory landscape of the healthcare industry. Government and private sector initiatives to limit the growth of healthcare costs are continuing in the U.S., and in many other countries in which we do business, causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. These initiatives include price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements. For example, the OBBBA is projected to decrease federal health care spending by approximately $1.0 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. Congress also drafts and introduces, from time to time, legislation that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. The adoption of some or all of these initiatives could have a material, adverse effect on our financial condition and results of operations.
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
With respect to bovine, among other products, our dermal regeneration products, duraplasty products, wound care products, bone void fillers, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2025, 26% of our revenues derived from products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. The World Organization for Animal Health recognizes the U.S. as having a negligible risk for BSE, which is the highest status available.
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
Environmental, social and corporate governance issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
There continues to be an increasing focus from foreign, federal, state and local regulatory and legislative bodies and certain investors, customers, consumers, employees and other stakeholders concerning environmental policies relating to climate change, regulating greenhouse gas emissions, sustainability, human rights and inclusion matters, and disclosure regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We expect to experience or be subject to increased restrictions, transition risks (from regulatory requirements or technology changes), compliance and assurance costs, recurring investments in data gathering and reporting systems, and legal expenses related to such new or changing legal or regulatory requirements, which could increase our operating costs. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices.
Moreover, from time to time we establish and publicly announce environmental, social and governance aspirational goals and commitments. Implementation of our environmental, social and governance aspirational goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside of our control. In addition, some stakeholders may disagree with the Company’s environmental, social and governance aspirational goals, targets or objectives. If we do not meet, are perceived not to meet, or if stakeholders disagree with, our environmental, social and governance aspirational goals, targets or objectives, we risk negative stakeholder reaction as well as damage to our reputation, reduced demand for our products, inability to attract capital investment from investors, inability to attract and retain employee talent or other negative impacts on our business, operations and financial condition.
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
Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
We are subject to income taxes, as well as taxes that are not income-based, in both the U.S. and many foreign jurisdictions. Taxes could significantly increase due to changes in tax laws, changes in the interpretation or application of those laws, or differences in how tax authorities enforce those laws. The U.S. has not adopted the Organization for Economic Cooperation’s global minimum tax initiative (“Pillar Two”), and as of December 31, 2025, the G7 countries announced an agreement to exempt U.S. companies from certain elements of the Pillar Two framework. Although certain proposals could mitigate the impact on U.S.-based multinational companies, there is no assurance such proposals will be enacted, implemented consistently, or sustained. In addition, Pillar Two remains in effect in other countries, and there is significant uncertainty regarding the implementation of the G7 agreement, the interpretation and consistent application of existing Pillar Two rules, their interaction with national tax laws, and their consistency with current tax treaty obligations. We cannot provide any assurance that there will not be a material impact to our effective tax rate because of these developments and evolving tax legislation in 2025 and beyond.
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
Our leverage and debt service obligations could adversely affect our business. As of December 31, 2025, our total consolidated external debt was approximately $1.9 billion (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5. Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a discussion of our consolidated external debt). We may also incur additional indebtedness in the future. Our substantial indebtedness could have material, adverse consequences, including:
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
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business, acquisitions, and ongoing capital expenditures, which could impede our growth. Our ability to comply with, renegotiate or extend the Company’s debt obligations will depend on various factors, including the accessibility of the capital markets and our operating and financial performance, which, in turn, is subject to prevailing economic conditions and financial, business and other factors beyond our control. Our Senior Credit Facility (as defined below) has a maturity date of March 24, 2028 (See Note 5. Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a discussion of our consolidated external debt, including the Senior Credit Facility). We may seek to refinance all of our outstanding debt in 2026 and we may not be able to refinance our existing debt on terms acceptable to us or at all. Any disruptions in our operations, the financial markets, or the overall economy, may adversely affect the availability and cost of credit to us and/or our ability to comply with our existing obligations.

In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.
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
The medical device industry is characterized by extensive intellectual property litigation and to protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or opposition proceedings, against or by third parties. In addition, we may have to institute proceedings regarding our competitors’ promotional practices or defend proceedings regarding our promotional practices. Legal proceedings are costly, and, even if we prevail, the cost of the legal proceedings could affect our profitability and cash flows. In addition, litigation is time-consuming and could divert management’s attention and resources away from our business. Moreover, in response to our claims against other parties, those parties could assert counterclaims against us.
RISKS RELATED TO CYBERSECURITY AND DATA PRIVACY
Cybersecurity incidents or other disruptions to our information technology systems could adversely affect our business.
We are increasingly dependent on sophisticated information technology for our infrastructure and to support business decisions. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing expectations regarding protection of patient, customer, and employee information, and changing customer patterns. An experienced third party maintains the enterprise business system used to support our transaction processing, accounting and financial reporting, and supply chain and manufacturing processes. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any other cybersecurity incident, could have a material, adverse effect on our business. A cybersecurity incident may also result in improper use of our information systems, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions.
Cybersecurity incidents may involve social engineering/phishing, cyber-attacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyber-attacks), cyber extortion or other fraudulent schemes, or attempts to exploit vulnerabilities and may result in a compromise of our information systems, including unauthorized access to data relating to patients, proprietary or other sensitive information. We may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. If we, or third parties on whom we rely, fail to maintain or protect our information systems and data effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, experience increased regulatory scrutiny or have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy incident (including from class action settlements or awards), or suffer other adverse consequences (including from litigation, class action settlements, or awards), have increased cybersecurity protection and insurance costs, miss reporting deadlines, or suffer other adverse consequences. For example, a vulnerability affecting a third-party provider’s enterprise software we use was exploited in a threat actor campaign that affected numerous of the third-party provider’s customers. As a result, we have an ongoing investigation to assess the nature and scope of any impacted Company data. Several putative class action lawsuits also have been filed relating to this incident, including against us, and additional litigation, regulatory inquiries, or claims may arise and we cannot predict the ultimate outcome, scope or impact of this matter.
We have programs, processes (including ongoing improvements) and technologies in place to prevent, detect, contain, respond to and mitigate cybersecurity related threats and potential incidents. Because the techniques used to obtain unauthorized access or interrupt services change frequently and can be difficult to detect, anticipating, identifying or preventing these threats or mitigating them if and when they occur, may be challenging. And as increased regulatory compliance for cybersecurity protocols and disclosures are required or expected by regulatory authorities, there is no guarantee that the increased amount of resources, both time and expense, will not adversely affect our business, or that a court or regulator will agree that the measures we have put in place are reasonable, appropriate, or adequate. Further, adoption of artificial intelligence (“AI”) tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. We are also dependent on third party vendors to supply and/or support certain aspects of our information technology systems which may contain defects in design or manufacture or other problems that could result in system disruption or unexpectedly compromise the information security of our own systems. In addition, as we grow in part through new acquisitions we may face risks due to implementation, modification, or remediation of controls, procedures, and policies relating to data privacy and cybersecurity at the acquired business that may or may not have been identified as part of due diligence or encounter issues as part of integration. We continue to consolidate and integrate the number of information systems we operate, and to upgrade and expand our information system capabilities for stable and secure business operations. While we have obtained cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations in the future.
Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, including in international jurisdictions, may require us to make significant changes to our products, or incur penalties or other liabilities.
State, federal and foreign laws, such as HIPAA, Section 5 of the FTC Act, or the California Consumer Privacy Act and other similar state laws regulate the confidentiality of personal information, including sensitive information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures and to notify individuals in the event of privacy and cybersecurity incidents. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur additional costs to re-design our products in a timely manner, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA and FDA guidance and requirements, establish standards regarding device security, electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third-party payors. These standards also continue to evolve and are often unclear and difficult to apply. We have incurred and expect that we will continue to incur costs implementing additional security measures to protect against new or enhanced data security or privacy threats, or to comply with current and new federal, state and international laws governing data privacy and cybersecurity which are frequently being enacted and proposed. Moreover, as a result of the broad scale release and availability of AI technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) designed to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future. Outside the U.S., we are also impacted by privacy and data security requirements at the international, national and regional level, and on an industry specific basis.
See “Item 1. Business – Government Regulation and Compliance – Other Regulations – Data Privacy and Cybersecurity Laws and Regulations.” Failure to maintain the confidentiality of personal data in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, regulatory fines and penalties, (which may be significant in EU or other non-US jurisdictions), litigation expenses, costs for remediation and harm to our reputation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the SEC that were received not less than 180 days before the end of our 2025 fiscal year.
ITEM 1C. CYBERSECURITY
Information Technology and Cybersecurity
Our business relies on the secure electronic transmission, storage and hosting of information, including personal information, financial information, intellectual property, and other sensitive information related to our business, customers and workforce (“sensitive information”) on both our information systems and those of third-party service providers. Given the importance of cybersecurity to our business, we maintain a robust information technology and cybersecurity program to increase both the effectiveness of our systems and our preparedness for cybersecurity risks, including security monitoring for internal and external threats to bolster the confidentiality, integrity and availability of our information assets. We perform evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests and incident response simulations, and our information technology infrastructure and cybersecurity management system are subject to external program assessments on a regular basis. In addition, we require new employees to complete cybersecurity training so they are better able to understand how to identify, protect, and preserve sensitive data and minimize risks related to cybersecurity matters. We supplement this new hire training with annual training and certification programs, which includes social engineering simulations. We continue to expand and improve our global training programs to raise employee awareness of security obligations and members of senior management regularly provide employees with communications regarding the cybersecurity environment to increase employee awareness of cybersecurity trends and emerging risks. We have designed our cybersecurity program to leverage core principles of the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) to help inform our cybersecurity management system and reduce cybersecurity risks, although we do not fully implement all aspects of NIST CSF.
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
Management and Board Oversight
The Board has responsibility for the oversight of risk management at the Company, which includes our process for identifying, assessing and mitigating significant financial, operational, strategic, cybersecurity and other risks that may affect the Company. Our Chief Information Officer, or CIO, leads our cybersecurity program and our Director, Cybersecurity leads our cybersecurity team. Our CIO provides periodic (at least semi-annual) reports relating to cybersecurity matters to the Board, as well as our Chief Executive Officer and other members of our senior management, as appropriate. Our executive leadership team and Board provide principal oversight and guidance of our cybersecurity risk management programs and processes. We have established a cybersecurity executive steering committee to review and discuss cybersecurity issues and review our security metrics. The committee is comprised of a cross-functional group of senior executives, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Director, Cybersecurity, and is responsible for the implementation and oversight of the processes and systems we use to assess and manage risk from cybersecurity threats as well as cybersecurity incidents. Our CIO and cyber security steering committee members have significant work experience related to cybersecurity issues or oversight and members of our cybersecurity team hold vendor-neutral and vendor-specific certifications from organizations such as the Information Systems Audit and Control Association (“ISACA”), the Computing Technology Industry Association (“CTIA“) and the International Information System Security Certification Consortium (“ISC2”).
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Our monitoring capabilities, including our internal auditing procedures, internal control over financial reporting and corporate compliance programs, are designed in part to inform management about our significant risks, including those related to cybersecurity risks. In the event of a cybersecurity incident, we maintain a regularly tested incident response program. Pursuant to the incident response program and its escalation protocols, designated personnel are responsible for assessing the severity of the cybersecurity incident and associated threat, containing the threat, remediating the threat, including recovery or data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. Although the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the team is generally led by the CIO or another member of the cybersecurity executive steering committee and will include other information technology and legal personnel. For incidents that meet certain characteristics under the program, the incident response team will escalate and update both the Company’s Board and members of senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer.
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
Cybersecurity Risks
As of December 31, 2025, we have not experienced any material risks from cybersecurity threats in the last three years, including from previous cybersecurity incidents, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, we previously have and anticipate we will continue to face risks associated with cybersecurity incidents. Although we make efforts to maintain the security and integrity of our networks and systems, and the sensitive information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a security incident or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident, although the amount of coverage may not be sufficient or provide applicable coverage for a given incident. See “Risk Factors–Risks Related to Cybersecurity and Data Privacy—“Cybersecurity incidents or other disruptions to our information technology systems could adversely affect our business.” and “—Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data, including in international jurisdictions, may require us to make significant changes to our products, or incur penalties or other liabilities.”
ITEM 2. PROPERTIES
As of December 31, 2025, we lease approximately 166,991 square feet of space in Princeton, NJ, where we house our principal headquarters, sales operations, and support functions. This lease expires in 2035.
We own facilities in Saint Aubin Le Monial, France, Rietheim-Weilheim, Germany, Plainsboro, New Jersey and Cincinnati, Ohio and we lease all of our other facilities.
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
In addition to the Company’s primary operations, we have dedicated repair facilities located in multiple countries around the world.

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
ITEM 3. LEGAL PROCEEDINGS
Please refer to Note 15. Commitments and Contingencies, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                 PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The Nasdaq Global Select Market under the symbol “IART.” The number of stockholders of record as of February 25, 2026 was approximately 675, which includes stockholders whose shares were held in nominee name.
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
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2025, 2024 or 2023.
Sale of Registered Securities
There were no sales of registered securities during the years ended December 31, 2025, 2024, or 2023.
Issuer Purchases of Equity Securities
On December 31, 2025, our share repurchase program expired with approximately $50.0 million remaining available for repurchase. Upon expiration of the existing share repurchase program, we did not adopt a new share repurchase program. During the three months ended December 31, 2025, we did not repurchase any of our equity securities.
Securities Authorized for Issuance under Equity Compensation Plan
The information required by this item regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P Healthcare Equipment Index for the five years ended December 31, 2025. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2020 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested. Measurement points are the last trading day of each respective fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE RETURN
$200
$150
$100
$50
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
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
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. For a full understanding of financial condition and results of operations, it should be read together with the selected audited consolidated financial data and our financial statements with the related notes appearing elsewhere in this report. The discussion focuses on our financial results for the year ended December 31, 2025 and 2024. The comparison of fiscal 2024 to 2023 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 31, 2024—“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed with the SEC on February 25, 2025.
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

GENERAL
Integra LifeSciences Holdings Corporation is a global medical technology company dedicated to restoring lives. We are advancing transformational care through impactful innovation and our portfolio of highly differentiated technologies is trusted by healthcare professionals to deliver transformative care.
We manufacture and sell medical technologies and products in two reportable business segments: Codman Specialty Surgical (“CSS”) and Tissue Technologies (“TT”). The CSS segment, which represents approximately 70% of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care, and otolaryngology, commonly referred to as ear, nose, and throat (“ENT”). We are the world leader in neurosurgery and one of the top three providers in the U.S. in instruments used in precision, specialty, and general surgical procedures. Our TT segment generates about 30% of our overall revenue and focuses on wound reconstruction and care and private label.
NEW PRODUCT INTRODUCTIONS AND RESEARCH AND DEVELOPMENT
We continue to invest in collecting clinical evidence to support our existing products and new product launches, and to ensure that we obtain market access for broader and more cost-effective solutions.
Neurosurgical Solutions, Surgical Instruments, and ENT Solutions. The CSS neurosurgical business consists of a broad portfolio of market-leading brands, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and  Europe, which we expect to continue in the near-to-long term. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid (“CSF”) management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery (“MIS”) and the surgical management of intracerebral hemorrhage (“ICH”).
We continue to advance the CerebroFlo® external ventricular drainage (“EVD”), a catheter with Endexo® technology. The Endexo polymer in polyurethane is a permanent additive which has shown to be effective in reducing platelet adhesion in-vitro, reducing thrombus accumulation in-vitro and in vivo, and reducing the clinical incidence of thrombus formation. In vitro evaluations and in vivo animal evaluations do not necessarily predict the clinical performance of the SureFlo EVD Catheter with respect to thrombus formation. The incidence of thrombus formation on polyurethane containing Endexo polymer in other medical devices and/or tissues systems does not necessarily predict the clinical performance of the SureFlo EVD Catheter for the intended use of CSF external drainage and monitoring. The CerebroFlo EVD catheter has demonstrated an average of 99% less thrombus accumulation onto its surface, in vitro, compared to a market leading EVD catheter. Our work to combine our Bactiseal antimicrobial technology with the Endexo anti-occlusive technology continues to progress for both a silicone-based hydrocephalus and EVD product.
We also continue to advance the Aurora® Surgiscope, which is the only tubular retractor system designed for cranial surgery with an integrated access channel, camera and lighting. The 15mm x 60mm and 15mm x 80mm Aurora Surgiscope System version received 510(k) clearance from the FDA in 2025.
In July 2025, we announced the inaugural enrollment of the first patient in the AERA Pediatric Registry, a prospective, multi-center observational registry evaluating the real-world use of the AERA Eustachian Tube Balloon Dilation System in children. This marks the focused effort to measure the ongoing, clinical performance of AERA in pediatric patients with obstructive Eustachian tube dysfunction. The registry is designed to capture both safety and efficacy outcomes for up to 300 pediatric patients who undergo Eustachian tube balloon dilation using AERA.
In September 2025 the Mayfield® Ghost Base Unit Post launched in the U.S., which is designed to help provide clear visualization of anatomical structure and to support surgical accuracy and patient positioning.
Regenerative Technologies. Our regenerative technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal® product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration. Our regenerative technology platform includes our legacy Integra® Dermal Regeneration Template (“IDRT”) products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications.
In the third quarter of 2021, we filed a PMA application for a specific indication for SurgiMend® in the use of post-mastectomy breast reconstruction and in July 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We anticipate PMA approval following the operationalization of the Braintree facility, which is expected in 2026. We are also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction (“IBBR”).

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

EUROPEAN UNION MEDICAL DEVICE REGULATION UPDATES
We continue to work towards certifying our products under the EU MDR. In recent years, we received EU MDR certification in our CSS segment for Hakim Programmable Valves, Certas Plus with and without Bactiseal catheters, Surgical Patties and Strips, DuraSeal Dural, CUSA Clarity and DuraGen Suturable, Cranial Drills and Perforators, as well as IDRT, BioPatch, MicroMatrix, and Cytal in our TT segment. We do not currently anticipate any significant disruption to our commercial activities in Europe related to EU MDR.
FDA MATTERS
On December 19, 2024, the Company received a warning letter from the FDA (the “2024 Warning Letter”). The 2024 Warning Letter relates to quality system issues identified during FDA inspections at three of the Company’s facilities located in Mansfield, Massachusetts; Plainsboro, New Jersey; and Princeton, New Jersey. The 2024 Warning Letter did not identify any new observations that had not already been provided in the Form 483s previously issued to the Company by the FDA at the conclusion of its three inspections in June and August of 2024 (the “2024 Form 483s”). In the 2024 Form 483s, the FDA deemed certain of the Company’s devices, including cranial perforators, disposable cottonoid patties and strips, and collagen-based products, to be out of compliance with respect to quality system regulations. At that time, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of the disposable patties and strips. The 2024 Warning Letter does not restrict the Company’s ability to manufacture or ship products, require recall of any products, nor restrict the Company’s ability to seek FDA 510(k) clearance of products. The 2024 Warning Letter states that premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been corrected. The Company has submitted several responses to the 2024 Form 483s issued to each of the three manufacturing facilities to the FDA and has submitted several updates to the 2024 Warning Letter throughout 2025.
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
Although the warning letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. Following its assessment of the results of a third-party audit of the Boston facility, the Company announced in the second quarter of 2024 that it no longer planned to restart the manufacture of PriMatrix and SurgiMend at its Boston facility. The restart of the manufacturing of SurgiMend will occur at the Company’s new tissue manufacturing facility in Braintree, Massachusetts (the “Braintree transition”). The Company anticipates the Braintree facility to be operational in 2026. In addition, the Company entered into a new third-party agreement, which facilitated the relaunch of PriMatrix, as well as Durepair Dural Regeneration Matrix, ahead of previously disclosed timelines.

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
OPTIMIZATION AND INTEGRATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives in 2024 and 2025 to consolidate manufacturing operations, distribution facilities and transfer activities, eliminate duplicative positions, realign various sales and marketing activities, and expand and upgrade production capacity for our regenerative technology products. These efforts are expected to continue and while we expect a positive impact from ongoing restructuring, integration, and manufacturing transfer and expansion activities, such results remain uncertain.
As a result of audits and inspections by regulatory agencies as well as our own review of the Company’s quality management system, we have implemented an enterprise-wide Compliance Master Plan (the “CMP”), a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize the quality management system and enhance the quality culture across the Company. The Company has completed baseline audits across all manufacturing facilities, conducted CMP training, and has made significant progress in its prioritized work streams.
During the fourth quarter of 2025, we approved a restructuring initiative to improve the Company’s operational performance by strengthening the stability and resilience of our supply chain and advancing our prioritization and execution discipline. We expect to incur aggregate restructuring costs associated with this initiative of approximately $12.6 million related to severance and other employee costs. The costs will be incurred as specific actions required as part of the initiative are identified and approved and are expected to continue through the end of 2026. The amounts and timing of estimated restructuring costs are subject to change until finalized; actual amounts and timing may vary materially based on various factors. We incurred $8.5 million of restructuring related costs related to this initiative during the year ended December 31, 2025. Restructuring costs were included in accrued expenses and other current liabilities in the consolidated balance sheet for the year ended December 31, 2025. See Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details.
ACQUISITIONS & DIVESTITURES
Acquisitions
Our growth strategy includes the acquisition of businesses, assets, or product lines to increase the breadth of our offerings and the reach of our product portfolios and drive relevant scale to our customers. As a result, our financial results for the year ended December 31, 2025 may not be directly comparable to those of the corresponding prior-year periods. See Note 4. Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a further discussion.
Durepair® Acquisition
On October 2, 2024, the Company completed the acquisition of the product rights for the Durepair® Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total cash consideration of $45.0 million. The Company made a cash payment of $10.0 million upon the closing of the acquisition in October 2024, $15.0 million on the first anniversary of the acquisition in October 2025, and will make an additional cash payment of $20.0 million upon the second anniversary of the acquisition in October 2026. The additional cash payment to be made in October 2026 is included at its present value in accrued expenses and other current liabilities as of December 31, 2025.
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
RESULTS OF OPERATIONS
Executive Summary
Net loss for the year ended December 31, 2025 was $(516.5) million, or $(6.74) per diluted share, compared to a net loss of $(6.9) million, or $(0.09) per diluted share for the year ended December 31, 2024. The net loss increased for the year ended December 31, 2025 as compared to prior periods, primarily driven by the impact of the goodwill impairment of $511.4 million recorded in the second quarter of the current year.
Income before income taxes includes the following special charges:

	Years Ended December 31,
Dollars in thousands	2025	2024
Acquisition, divestiture and integration-related charges (1)	$3,597	$33,626
Structural optimization charges	47,994	24,194
Boston recall / Braintree transition(2)	56,202	45,034
EU medical device regulation	41,928	44,570
Total	149,721	147,424
(1) This includes adjustments for contingent consideration liabilities. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).
(2) This primarily includes idle capacity charges, site transfer costs, quality remediation costs, right of use and fixed asset impairments.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
Dollars in thousands	2025	2024
Cost of goods sold	$87,798	$72,461
Research and development	18,206	20,737
Selling, general and administrative	42,449	53,922
Other expense	1,268	304
Total	149,721	147,424

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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
Dollars in thousands	2025	2024
Segment Net Revenues
Codman Specialty Surgical	$1,200,511	$1,143,636
Tissue Technologies	434,734	466,891
Total revenues	1,635,245	1,610,527
Cost of goods sold	803,625	728,466
Gross margin on total revenues	$831,620	$882,061
Gross margin as a percentage of total revenues	50.9%	54.8%
Revenues and Gross Margin
For the year ended December 31, 2025, total revenues increased by $24.7 million, or 1.5%, to $1,635.2 million from $1,610.5 million during the prior year. This represents low single digit growth compared to the same period in the prior year, primarily driven by sales related to Acclarent, as well as impacts from quality and operational issues across both periods.
In the CSS segment, revenues were $1,200.5 million, an increase of $56.9 million, or 5.0% from the prior year period. Excluding the impact of foreign currency of $6.5 million, the increase is primarily due to the timing of the Acclarent acquisition completed in the second quarter in the prior year and CSF Management shipping holds experienced in the prior year.
In the TT segment, revenues were $434.7 million, a decrease of $32.2 million, or 6.9% from the prior year period, primarily attributable to the impact of quality and operational issues associated with MediHoney and decreases in private label revenues. This is partially offset by growth in Integra Skin, which recovered from prior year supply issues, and DuraSorb.
Gross margin was $831.6 million for the year ended December 31, 2025, a decrease of $50.4 million from $882.1 million for the prior year period. Gross margin as a percentage of revenue decreased to 50.9% in 2025 from 54.8% in 2024. For the year ended December 31, 2025, gross margins were impacted by quality and operational issues, which affected both revenue and expenses, as well as higher manufacturing costs and cost of tariffs. For the year ended December 31, 2024, gross margins were impacted by intangible impairment charges associated with the Boston recall, Acclarent inventory step up, and expenses associated with quality and operational issues.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Years Ended December 31,
	2025	2024
Research and development	6.1%	7.2%
Selling, general and administrative	42.8%	44.5%
Goodwill impairment	31.3%	—%
Intangible asset amortization	0.9%	1.3%
Total operating expenses	81.0%	53.0%
Total operating expenses, which consist of research and development, selling, general and administrative, and intangible asset amortization expenses, increased by $471.3 million or 55.2% to $1,325.0 million in 2025, compared to $853.7 million in the prior year, primarily driven by the goodwill impairment recorded in the second quarter of 2025.

Research and Development
Research and development expenses for the year ended December 31, 2025 decreased by $16.4 million as compared to the prior year, primarily attributable to cost management initiatives and reduced spend on EU MDR.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended December 31, 2025 decreased by $17.3 million primarily due to adjustments to contingent consideration liabilities and cost management initiatives in the current year, as well as Acclarent acquisition costs incurred in the prior year.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in 2025 was $15.0 million compared to $21.3 million in 2024. The decrease is driven by the impairment of customer relationship intangible related to our Boston facility of $7.1 million, which was recorded in the first quarter of 2024.
We expect total annual amortization expense (which excludes amounts reported in cost of product revenues for technology-based intangible assets) to be approximately $14.9 million in 2026, $14.2 million in 2027, $10.7 million in 2028, $15.8 million in 2029, $15.1 million in 2030 and $43.7 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
Dollars in thousands	2025	2024
Interest income	$18,474	$20,040
Interest expense	(86,255)	(70,632)
Other (expense) income, net	(2,351)	3,944
Total non-operating income and expense	$(70,132)	$(46,648)
Interest Income
Interest income for the year ended December 31, 2025 decreased by $1.6 million as compared to the same period in the prior year primarily due to lower interest earned on cash balances.
Interest Expense
Interest expense for the year ended December 31, 2025 increased by $15.6 million as compared to the same period in the prior year primarily due to higher interest rates on the borrowings under the revolving credit facility component of the Senior Credit Facility as compared to the interest rates on the 2025 Notes.
Other (Expense) Income, Net
Other (expense) income, net for the year ended December 31, 2025 decreased by $6.3 million as compared to the same period in the prior year, primarily driven by foreign exchange impact related to EUR and CHF denominated balances.
Income Taxes
Our effective income tax rate was 8.3% and 61.9% of income before income taxes in 2025 and 2024, respectively. See Note 12. Income Taxes, in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate. Our effective tax rate could vary from year to year depending on, among other factors, tax law changes, the geographic and business mix and taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate our worldwide effective income tax rate for 2026 to be approximately 18%, estimated based on existing tax laws.
At December 31, 2025, the Company had $22.6 million of valuation allowance against the remaining $278.1 million of gross deferred tax assets recorded at December 31, 2025. Our deferred tax asset valuation allowance increased by $7.1 million in 2025, primarily driven by $3.7 million related to Swiss federal and local tax credits and $3.0 million related to U.S. state credits. The valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization.

At December 31, 2025, we had net operating loss carryforwards of $46.7 million for federal income tax purposes, $142.8 million for foreign income tax purposes and $85.4 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards decreased in 2025 due to usage during the year. Of the total federal net operating loss carryforwards, $46.7 million expire through 2037. Regarding the foreign net operating loss carryforwards, $118.9 million expire through 2028 and $23.9 million have an indefinite carryforward period. The state net operating loss carryforwards expire through 2045.
As of December 31, 2025, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
Dollars in thousands	2025	2024
United States	$1,204,745	$1,192,675
Europe	162,666	158,496
Asia Pacific	189,251	176,614
Rest of World	78,583	82,742
Total Revenues	$1,635,245	$1,610,527
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
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
At December 31, 2025 and December 31, 2024, working capital was $703.6 million and $159.6 million, respectively. Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The increase in working capital as compared to the prior year is primarily driven by the repayment of 2025 Notes using our Senior Credit Facility, which decreased current liabilities.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $235.0 million and $246.4 million at December 31, 2025 and 2024, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At December 31, 2025, our non-U.S. subsidiaries held approximately $193.0 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short Term Investments
The Company had short term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $28.7 million at December 31, 2025 and $27.2 million at December 31, 2024.

Cash Flows

	Years Ended December 31,
Dollars in thousands	2025	2024
Net cash provided by operating activities	$50,384	$129,382
Net cash used in investing activities	(108,063)	(390,808)
Net cash provided by financing activities	28,335	237,863
Effect of exchange rate fluctuations on cash	18,017	(6,464)
Net decrease in cash and cash equivalents	$(11,327)	$(30,027)
Cash Flows Provided by Operating Activities
Operating cash flows for the year ended December 31, 2025 decreased by $79.0 million compared to the same period in 2024. Within operating cash flows, net income less non-cash adjustments decreased for the year ended December 31, 2025 by approximately $76.3 million as compared to 2024, due to quality and operational issues, which affected both revenue and expenses, as well as higher manufacturing costs and cost of tariffs.
The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $33.7 million in 2025, mainly attributable to increases in inventory.
The changes in assets and liabilities, net of business acquisitions, decreased cash flows by $31.0 million in 2024, mainly attributable to increases in inventory and prepaid and other current assets, offset by decreases in accounts receivable.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the year ended December 31, 2025 were $81.4 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities and other technology investments, $14.2 million related to the purchase of intangible assets for Durepair, $8.5 million related to the purchase of short-term investments, and $10.9 million related to settlement of our cross-currency swap designated as net investment hedge.
Sources of cash from investing activities for the year ended December 31, 2025 were $7.0 million for short term investments converted to cash.
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
Cash Flows (Used in) Provided by Financing Activities
Uses of cash from financing activities for the year ended December 31, 2025 related to the repayments of the 2025 Notes of $575.0 million, as well as $94.9 million of repayments under our Senior Credit Facility and Securitization Facility. In addition, the company paid $16.5 million related to payments of Arkis and SIA contingent consideration, $4.1 million in debt issuance costs and $2.7 million in cash taxes for net equity settlements.
Sources of cash from financing activities for the year ended December 31, 2025 were $720.7 million proceeds from borrowings of long term indebtedness and $1.0 million related to the proceeds from employee stock purchases.
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

Tariffs and Macroeconomic Environment
In April 2025, the U.S. government announced new tariffs on goods imported into the U.S. from dozens of countries, including China and the European Union member states. In response, governments have threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating trade agreements with certain governments. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled against certain of the U.S. tariffs that have been implemented. The U.S. administration has appealed this ruling. In November 2025, the U.S. Supreme Court heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court issued a 6–3 ruling invalidating the U.S. Administration’s tariff program implemented under the IEEPA, concluding that the IEEPA did not authorize the broad import duties previously imposed. The Court did not address the treatment of previously collected tariff payments, leaving refund processes subject to future administrative and judicial determinations. Following the ruling, the Administration announced a new global 10% tariff under Section 122 of the Trade Act of 1974, which permits temporary import surcharges of up to 15% for up to 150 days to address balance of payments deficits, with implementation effective almost immediately and subject to certain exemptions. We are evaluating the combined impact of these developments on our supply chain, cost structure, and financial outlook; however, the ultimate effects remain uncertain pending additional guidance from federal agencies. For context, the Company incurred $19.9 million in tariff costs in 2025, of which an estimated $16.0 million related to tariffs imposed under IEEPA authority. Additionally, in September 2025, the U.S. Department of Commerce initiated national security investigations into medical equipment, devices, and robotics. The tariff environment has continued to shift throughout the 2025 calendar year, with new measures being proposed, paused, implemented, and countered, contributing to broader trade policy uncertainty.
Tariffs have resulted in an increase in certain product costs and could have adverse impacts on, among other things, demand for our products and supply chains. Particularly, the U.S. import tariffs and reciprocal measures by China, are expected to increase the Company’s cost of goods sold. The Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. Approximately half of our global revenue is generated from products manufactured in the U.S. In China, which accounts for approximately 5 percent of our total revenue, roughly half of the products we sell are manufactured in the United States.
Any tariffs paid have been capitalized in inventory and are recognized in our cost of goods sold as those products are sold. During the year ended December 31, 2025, the Company paid approximately $19.9 million of tariffs on imported goods. Of this amount, $6.5 million was recognized in cost of goods sold in the consolidated statements of operations.
The overall macroeconomic and geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business, results of operations, financial condition and cash flows. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products and materials, and our ability to offset the effects of any tariffs that might be imposed. For additional information on the risks that tariffs pose to the Company, please see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 5. Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our Amended and Restated Senior Credit Agreement, the 2025 Notes, and Securitization Facility and Note 6. Derivative Instruments to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further details of our hedging activities. Our Senior Credit Facility has a maturity date of March 24, 2028 and we expect to seek to refinance all of our outstanding debt in 2026.
The Senior Credit Facility is subject to various financial and negative covenants and, at December 31, 2025, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 4.50, with the covenant requirement at 5.00 at the end of December 31, 2025. The covenant requirement will drop from 5.00 to 4.75 for the fiscal quarter ended September 30, 2026. Please refer to Note 5. Debt for the complete covenant table.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the year ended December 31, 2025 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments
Our primary obligations include principal and interest payments on the revolving credit facility and term loan component of the Senior Credit Facility and our Securitization Facility. See Note 5. Debt, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The Company also leases some of our manufacturing facilities and office buildings which have required future minimum lease payments. See Note 11. Lease and Related Party Leases, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for a schedule of our future minimum lease payments. Amounts related to the Company’s other obligations, including employment agreements and purchase obligations were not material.
The Company has contingent consideration obligations related to prior years’ acquisitions and future pension contribution obligations. See Note 10. Retirement Benefit Plans, and Note 15. Commitments and Contingencies to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The associated obligations are not fixed. The Company also has a liability for uncertain tax benefits including interest and penalties. See Note 12. Income Taxes to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for details. The Company cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
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
In-process research and development (“IPR&D”) acquired in connection with the acquisition of a business in accordance with ASC 805 is initially recognized at fair value and characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The Company has not acquired any IPR&D in connection with the acquisition of a business during the years ended December 31, 2025 and 2024.
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
During the second quarter of 2025, the Company performed a quantitative assessment of its Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units in accordance with ASC 350 due to the decrease in the price per share of the Company’s common stock related to a number of factors including recent tariff changes that created broad economic uncertainty and the impact of quality, operational, and supply issues. The Company recognized an aggregate charge of $511.4 million in goodwill impairment expense in the consolidated statement of operations in the second quarter of 2025.
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
If the price per share of the Company’s common stock, macro-economic market conditions, or related forecast revisions deteriorate, these events or changes in circumstances may indicate a decline in the fair values of the Tissue Technologies and Neurosurgery reporting units below their respective carrying amounts and require the Company to perform an interim test of goodwill for impairment which may potentially result in additional goodwill impairment expense in the future.
The Company had identifiable intangible assets, net of accumulated amortization, of $1.1 billion on its consolidated balance sheet as of December 31, 2025.
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
Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company’s global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries. See Note 12. Income Taxes, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K), in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax expense (benefit) and the effect foreign taxes have on our overall effective tax rate.
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
As of December 31, 2025, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. The current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. One time or unusual items that may impact our ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary, and changes in tax laws.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2025 would impact the Company by approximately $2.3 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments - We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at December 31, 2025 would increase or decrease interest income by approximately $0.3 million on an annual basis.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of December 31, 2025. The total notional amounts related to the Company’s interest rate swaps were $900.0 million, of which all are effective as of as of December 31, 2025. Based on our outstanding borrowings at December 31, 2025, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $9.6 million on an annualized basis. See Note 6. Derivative Instruments, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K) for further information regarding interest rate swaps.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Financial statements specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15. Exhibits and Financial Statements of this Annual Report on Form 10-K.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide such reasonable assurance.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Adoption of Executive Severance Plan
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).
On February 24, 2026, the Compensation Committee of the Board of Directors of Integra LifeSciences Holdings Corporation (the “Company”) adopted the Integra LifeSciences Executive Separation Pay Plan (the “Executive Severance Plan”). The Executive Severance Plan provides severance benefits to the Company’s Executive Leadership Team, which includes eligible executives of the Company (each such individual, a “Participant”) upon a Qualifying Termination (as defined in the Executive Severance Plan). The current Participants include Lea Knight, Executive Vice President and Chief Financial Officer, Robert T. Davis, Jr., Executive Vice President, President – Tissue Technologies, Michael McBreen, Executive Vice President, President – Codman Specialty Surgical, and Harvinder Singh, Executive Vice President, President – International. Capitalized terms used but not otherwise defined herein have the meanings assigned to them in the Executive Severance Plan.
Severance benefits under the Executive Severance Plan include:
•A cash severance payment equal to twelve (12) Months of Base Pay (the “Severance Payment”) payable over 12 months (the “Separation Period”).

•A pro-rated bonus payment for the calendar year in which the relevant Qualifying Termination occurred in an amount equal to the actual bonus payment which would have been paid to the Participant had such Participant remained in continuous employment through the end of the calendar year of the bonus period and pro-rated based on the number of calendar days the Participant was employed by the Company during the calendar year of the Qualifying Termination, subject to (i) the Participant having remained continuously employed by the Company for a minimum of nine (9) months during the calendar year of the Participant’s Qualifying Termination and (ii) the funding of the Company, individual performance of the Employee and any additional eligibility criteria for such bonus payment.
•For Participants enrolled in Company-sponsored medical, dental and/or vision coverage, payment in an amount equal to the Company’s contribution towards such health coverage, as in effect for similarly situated active employees (as applicable, based on the Participant’s enrollment status and covered dependents, if any) covering a period through the earlier of (x) the end of the Separation Period, or (y) the date the Participant becomes eligible for group medical care coverage through other employment benefits for them and their eligible dependents through the continuation of coverage provisions.
•Eligibility for outplacement services during the Separation Period.
The Severance Payment will be paid in substantially equal installments during the Separation Period. The Executive Severance Plan provides that none of a termination of employment for unsatisfactory job performance, voluntary resignation or retirement, termination due to death, or disability, termination in connection with a divestiture where continued employment is offered, or certain other terminations or separations as set forth in the Executive Severance Plan will be considered a Qualifying Termination under the terms of the Executive Severance Plan.
Payment of benefits under the Executive Severance Plan is subject to: (i) the execution and non-revocation of a general release of claims, (ii) compliance with applicable post-employment restrictive covenants, (iii) applicable tax withholdings, and (iv) clawback in the event of a violation of the general release of claims.
This summary of the Executive Severance Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the Executive Severance Plan filed as Exhibit 10.12 hereto and incorporated herein by reference.
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 7, 2026, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
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

10.2(b)*	First Amendment to Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)

10.3(a)*	Fourth Amended and Restated 2003 Equity Incentive Plan, effective May 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.3(b)*
Amendment to the Integra LifeSciences Holdings Corporation Fourth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.3(c)*
Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)

10.3(d)*
Amendment No. 1 to the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024)

10.3(e)*
Amendment No. 2 to the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2025)

10.3(f)*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement – 2026

10.3(g)*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Performance Stock Unit Award Agreement – 2026

10.3(h)*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement – Directors

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

10.3(p)*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement – OUS – 2026

10.4*
Form of Indemnification Agreement, by and between Integra LifeSciences Holdings Corporation and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2022)

10.5*	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

10.6*	2018 Performance Incentive Compensation Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017)

10.7*	Integra LifeSciences Holdings Corporation Change in Control Severance Program (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025)

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

10.11(c)*
Consulting Agreement, dated November 4, 2024, by and between Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Jan De Witte (Incorporated by reference to Exhibit 10.11(c) to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

10.12*+	Integra LifeSciences Executive Separation Pay Plan

10.13*+	Integra LifeSciences Holdings Corporation Directors Deferred Compensation Plan

10.14(a)
Receivables Financing Agreement, dated as of December 21, 2018, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.14(b)
Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of March 29, 2019, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, Committed Lender and Group Agent, Mizuho Bank, Ltd., as Committed Lender and Group Agent and PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.14(c)
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of July 17, 2020, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, Committed Lender and Group Agent, Mizuho Bank, Ltd., as Committed Lender and Group Agent and PNC Capital Markets LLC, as Structuring Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.14(d)
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of May 28, 2021, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.14(e)
Amendment No. 4 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of April 17, 2023, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.4 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.14(f)
Amendment No. 5 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of December 15, 2023, by and among, Integra Receivables LLC, Integra LifeSciences Sales LLC, as Servicer, PNC Bank, National Associations, as Administrative Agent, PNC Capital Markets LLC, as Structuring Agent, Committed Lender and Group Agent, The Bank of Nova Scotia, as Committed Lender and Group Agent, and certain lenders and group agents that are parties thereto from time to time (Incorporated by reference to Exhibit 10.12(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.15
Purchase and Sale Agreement, dated as of December 21, 2018, by and among Integra LifeSciences Sales LLC, Integra LifeSciences Corporation and Integra Receivables LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018)

10.16
Seventh Amended and Restated Credit Agreement, dated as of March 24, 2023, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2023)

10.17
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.18
Ratification Agreement, dated as of March 24, 2023, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2023)

10.19
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.20
Base Call Option Transaction Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.21
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.22
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.23
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.24
Base Warrant Confirmation, dated as of February 4, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.25
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.26
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.27
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. International plc. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.28
Additional Call Option Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.29
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.30
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Goldman Sachs & Co. LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.31
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Morgan Stanley & Co. plc. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.32
Additional Warrant Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.33
Issuer Forward Repurchase Transaction Confirmation, dated as of February 5, 2020, between Integra LifeSciences Holdings Corporation and JPMorgan Chase Bank, National Association, New York Branch. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 7, 2020)

10.34
Amendment No. 1, dated June 6, 2025, to that Seventh Amended and Restated Credit Agreement, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Bank and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation Agents. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 9, 2025).

19.1(a)
Integra LifeSciences Holdings Corporation Trading in Securities by Company Personnel Policy (as amended February 20, 2025) (Incorporated by reference to Exhibit 19.1(a) to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

19.1(b)
Integra LifeSciences Holdings Corporation Trading Window Group Policy (as amended February 20, 2025) (Incorporated by reference to Exhibit 19.1(b) to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 26, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

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

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Mojdeh Poul	President and Chief Executive Officer,	February 26, 2026
Mojdeh Poul	and Director (Principal Executive Officer)

/s/ Lea Knight	Executive Vice President and Chief Financial Officer	February 26, 2026
Lea Knight	(Principal Financial Officer)

/s/ Jeffrey A. Mosebrook	Senior Vice President, Finance	February 26, 2026
Jeffrey A. Mosebrook	(Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 26, 2026
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 26, 2026
Keith Bradley, Ph.D.

/s/ Shaundra Clay	Director	February 26, 2026
Shaundra Clay

/s/ Jeffrey A. Graves	Director	February 26, 2026
Jeffrey A. Graves

/s/ Barbara B. Hill	Director	February 26, 2026
Barbara B. Hill

/s/ Renee W. Lo	Director	February 26, 2026
Renee W. Lo

/s/ Christian S. Schade	Director	February 26, 2026
Christian S. Schade

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integra LifeSciences Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Integra LifeSciences Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessments – Tissue Technologies and Neurosurgery Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance was $615.2 million as of December 31, 2025. Goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in the third quarter. Additionally, management may perform interim tests of goodwill for impairment if an event occurs or circumstances change that could potentially reduce the fair value below its carrying amount. During the second quarter of 2025, management performed a quantitative assessment of its Tissue Technologies, Neurosurgery, and Instruments and ENT reporting units, using a combination of both an income approach and a market approach, to determine the fair value of the reporting unit. The income approach utilizes the estimated discounted cash flows for the reporting unit, while the market approach utilizes comparable publicly-traded companies’ revenue and EBITDA multiples. Estimates and assumptions made by management used in the income approach included revenue growth rates, cost of sales, terminal growth rates, and a discount rate for each reporting unit. Management determined, after performing the quantitative analysis, that the fair value of the reporting units was less than the carrying amount and recognized an aggregate impairment charge of $511.4 million in the second quarter of 2025, a majority of which relates to the Tissue Technologies and Neurosurgery reporting units.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Tissue Technologies and Neurosurgery reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Tissue Technologies and Neurosurgery reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, cost of sales, terminal growth rate, and discount rate used in the income approach and comparable publicly-traded companies’ revenue and EBITDA multiples used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Tissue Technologies and Neurosurgery reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Tissue Technologies and Neurosurgery reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, cost of sales, terminal growth rate, and discount rate used in the income approach and comparable publicly-traded companies’ revenue and EBITDA multiples used in the market approach. Evaluating management’s assumptions related to revenue growth rates and cost of sales involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Tissue Technologies and Neurosurgery reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the terminal growth rate, discount rate, and comparable publicly-traded companies’ revenue and EBITDA multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2026
We have served as the Company’s auditor since 1989.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2025	2024	2023
Total Revenue, net	$1,635,245	$1,610,527	$1,541,573

Costs and Expenses:
Cost of goods sold	803,625	728,466	656,838
Research and development	98,971	115,377	104,192
Selling, general and administrative	699,700	716,983	656,641
Intangible asset amortization	14,954	21,290	12,376
Goodwill impairment charge	511,365	—	—
Total costs and expenses	2,128,615	1,582,116	1,430,047
Operating (loss) income	(493,370)	28,411	111,526
Interest income	18,474	20,040	17,202
Interest expense	(86,255)	(70,632)	(51,377)
Other (expense) income, net	(2,351)	3,944	3,718
(Loss) income before income taxes	(563,502)	(18,237)	81,069
(Benefit) provision for income taxes	(47,028)	(11,293)	13,328
Net (loss) income	$(516,474)	$(6,944)	$67,741

Net (loss) income per share
Basic	$(6.74)	$(0.09)	$0.85
Diluted	$(6.74)	$(0.09)	$0.84

Weighted average common shares outstanding (Note 13. Net Income Per Share):
Basic	76,672	77,010	80,089
Diluted	76,672	77,010	80,337
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(516,474)	$(6,944)	$67,741

Other comprehensive loss, before tax:
Change in foreign currency translation adjustments	(7,012)	(15,860)	(20,821)

Unrealized (loss) gain on derivatives
Unrealized derivative (loss) gain arising during period	(56,054)	62,638	(22,071)
Less: Reclassification adjustments for (loss) gain included in net income	(40,896)	53,882	(13,423)
Unrealized (loss) gain on derivatives	(15,158)	8,756	(8,648)

Defined benefit pension plan - net gain (loss) arising during period	1,245	1,557	(6,610)

Total other comprehensive (loss) gain, before tax	(20,925)	(5,547)	(36,079)
Income tax benefit (expense) related to items in other comprehensive gain (loss)	18,419	(6,918)	10,708
Total other comprehensive (loss) gain, net of tax	(2,506)	(12,465)	(25,371)

Comprehensive (loss) income, net of tax	$(518,980)	$(19,409)	$42,370
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$235,048	$246,375
Short-term investments	28,693	27,192
Trade accounts receivable, net of allowances of $7,230 and $6,917	278,849	272,370
Inventories, net	492,735	429,090
Prepaid expenses	96,089	77,001
Other current assets	28,130	29,653
Total current assets	1,159,544	1,081,681
Property, plant and equipment, net	444,335	405,723
Right of use asset - operating leases	140,568	144,042
Intangible assets, net	1,134,663	1,207,588
Goodwill	615,157	1,096,952
Deferred tax assets, net	69,854	34,923
Other assets	37,880	66,515
Total assets	$3,602,001	$4,037,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$38,750	$33,906
Short-term borrowings under securitization facility	87,800	—
Current portion of lease liability - operating leases	14,019	14,540
Convertible securities	—	573,170
Accounts payable, trade	95,726	82,502
Contract liabilities	11,463	10,483
Income tax payable	3,651	—
Accrued compensation	74,079	85,617
Accrued expenses and other current liabilities	130,493	121,908
Total current liabilities	455,981	922,126
Long-term borrowings under senior credit facility	1,729,556	1,087,917
Long-term borrowings under securitization facility	—	108,100
Lease liability - operating leases	163,059	166,930
Deferred tax liabilities	5,664	60,833
Other liabilities	204,278	146,238
Total liabilities	2,558,538	2,492,144
Stockholders’ equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 92,286 and 91,610 issued at December 31, 2025 and 2024, respectively	923	916
Additional paid-in capital	1,338,386	1,323,431
Treasury stock, at cost; 14,399 and 14,445 shares at December 31, 2025 and 2024, respectively	(689,210)	(691,411)
Accumulated other comprehensive (loss)	(30,077)	(27,571)
Retained earnings	423,441	939,915
Total stockholders’ equity	1,043,463	1,545,280
Total liabilities and stockholders’ equity	$3,602,001	$4,037,424

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net (loss) income	$(516,474)	$(6,944)	$67,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,832	140,893	123,512
Non-cash impairment charges	511,365	12,209	—
Deferred income tax benefit	(66,264)	(20,731)	(11,885)
Share-based compensation	18,583	24,377	20,143
Amortization of debt issuance costs and expenses associated with debt refinancing	5,605	5,593	6,164
Non-cash lease expense	(987)	835	2,189
Lease incentive	1,299	8,452	—
Loss on disposal of property and equipment and construction in-progress	490	1,496	777
Change in fair value of contingent consideration and others	(21,329)	(5,791)	12,888
Changes in assets and liabilities:
Accounts receivable	(485)	7,398	4,593
Inventories	(46,760)	(28,149)	(59,773)
Prepaid expenses and other current assets	(2,802)	(8,187)	2,652
Other non-current assets	3,343	(2,842)	(8,535)
Accounts payable, accrued expenses and other current liabilities	26,724	(2,674)	(20,229)
Contract liabilities	3,400	3,540	128
Other non-current liabilities	(17,156)	(93)	(410)
Net cash provided by operating activities	50,384	129,382	139,955
INVESTING ACTIVITIES:
Purchases of property and equipment	(81,436)	(104,418)	(66,865)
Purchases of intangible assets	(14,202)	(9,953)	—
Purchases of short-term investments	(8,502)	(48,997)	(32,694)
Proceeds from maturities of short-term investments	7,000	54,500	—
Cash paid for business acquisitions, net of cash acquired	—	(277,811)	—
Net (payment) proceeds on swaps designated as net investment hedges	(10,923)	(4,129)	5,381
Net cash used in investing activities	(108,063)	(390,808)	(94,178)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	720,700	486,500	165,100
Payments on debt	(94,906)	(187,131)	(110,600)
Repayments of convertible debt	(574,983)	—	—
Payment of debt issuance costs	(4,064)	—	(7,879)
Purchase of treasury stock	(221)	(52,471)	(275,000)
Payments for contingent considerations	(16,451)	(11,923)	—
Proceeds from exercise of stock options and employee stock purchase plan	957	6,398	4,317
Cash taxes paid in net equity settlement	(2,697)	(3,510)	(5,863)
Net cash provided by (used in) financing activities	28,335	237,863	(229,925)
Effect of exchange rate changes on cash and cash equivalents	18,017	(6,464)	3,889
Net decrease in cash and cash equivalents	(11,327)	(30,027)	(180,259)
Cash and cash equivalents at beginning of period	246,375	276,402	456,661
Cash and cash equivalents at end of period	$235,048	$246,375	$276,402
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	90,476	$905	(6,823)	$(362,862)	$1,276,977	$10,265	$879,118	$1,804,403
Net income	—	—	—	—	—	—	67,741	67,741
Other comprehensive income, net of tax	—	—	—	—	—	(25,371)	—	(25,371)
Issuance of common stock through employee stock purchase plan	21	—	—	—	1,107	—	—	1,107
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes and forfeitures	423	1	18	911	(3,566)	—	—	(2,654)
Share-based compensation	—	3	—	—	20,105	—	—	20,108
Accelerated shares repurchased	—	—	(5,946)	(285,311)	7,861	—	—	(277,450)
Balance, December 31, 2023	90,920	909	(12,751)	(647,262)	1,302,484	(15,106)	946,859	1,587,884
Net loss	—	—	—	—	—	—	(6,944)	(6,944)
Other comprehensive loss, net of tax	—	—	—	—	—	(12,465)	—	(12,465)
Issuance of common stock through employee stock purchase plan	23	—	—	—	965	—	—	965
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes and forfeitures	666	2	25	1,269	654	—	—	1,925
Share-based compensation	—	5	—	—	24,431	—	—	24,436
Accelerated shares repurchased	—	—	(1,719)	(45,418)	(5,103)	—	—	(50,521)
Balance, December 31, 2024	91,609	916	(14,445)	(691,411)	1,323,431	(27,571)	939,915	1,545,280
Net loss	—	—	—	—	—	—	(516,474)	(516,474)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,506)	—	(2,506)
Issuance of common stock through employee stock purchase plan	44	—	—	—	957	—	—	957
Issuance of common stock for vesting of share-based awards, net of shares withheld for taxes and forfeitures	633	7	46	2,201	(4,897)	—	—	(2,689)
Share-based compensation	—	—	—	—	18,616	—	—	18,616
Other Adjustments	—	—	—	—	279	—	—	279
Balance, December 31, 2025	92,286	923	(14,399)	(689,210)	1,338,386	(30,077)	423,441	1,043,463
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
SHORT-TERM INVESTMENTS
The Company has short-term investments, which primarily consisted of time deposits with original maturities between three months and one year. The short-term investments, which are valued based on Level 1 measurements in the fair value hierarchy, totaled approximately $28.7 million at December 31, 2025 compared to $27.2 million at December 31, 2024. Interest and dividends are recorded in income when earned.
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
Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provision for doubtful accounts, net of recoveries, associated with accounts receivable, included in selling, general and administrative expense, were charges of $3.2 million for the year ended December 31, 2025, $3.4 million for the year ended December 31, 2024, and $3.0 million for the year ended December 31, 2023.
The below table shows the roll forward of the allowance for doubtful accounts for the years ended December 31, 2025, 2024, and 2023:

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition	Deductions	Balance at End of Period
Dollars in thousands
Year Ended:
December 31, 2025	$6,917	3,210	—	(2,897)	$7,230
December 31, 2024	$4,879	3,416	2,162	(3,540)	$6,917
December 31, 2023	$4,304	2,963	—	(2,388)	$4,879

Deductions primarily relates to allowance for doubtful accounts written off during the year, net of recoveries and other adjustments.
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. Inventories consisted of the following:

	December 31,
Dollars in thousands	2025	2024
Finished goods	$262,614	$223,729
Work in process	99,348	79,423
Raw materials	130,773	125,938
Total inventories, net	$492,735	$429,090
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2025 or 2024.
Any tariffs paid have been capitalized in inventory and is recognized in our cost of goods sold as those products are sold. For the years ended December 31, 2025 and 2024, respectively, the Company paid approximately $19.9 million and $0.5 million of tariffs on imported goods. Of this amount, $6.5 million and $0.5 million, respectively, was recognized in cost of goods sold in the consolidated statements of operations.

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
Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
Dollars in thousands	2025	2024	Useful Lives
Land	$4,156	$952
Buildings and building improvements	78,308	19,748	5-40 years
Leasehold improvements	181,235	179,904	1-20 years
Machinery and equipment	246,499	214,786	3-20 years
Information systems and hardware	176,648	171,739	1-7 years
Furniture, fixtures, and office equipment	21,826	18,887	1-15 years
Construction-in-progress	179,614	196,630
Total	888,286	802,646
Less: Accumulated depreciation	(443,951)	(396,923)
Property, plant and equipment, net	$444,335	$405,723
Depreciation expense associated with property, plant and equipment was $44.8 million, $42.4 million, and $40.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company’s outstanding borrowings. For the years ended December 31, 2025 and 2024, respectively, the Company capitalized $5.0 million and $4.5 million of interest expense into property, plant and equipment.
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
Contingent consideration is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios using either a Monte Carlo simulation or the probability-weighted income approach derived from revenue estimates and probability assessment with respect to the likelihood of achieving contingent obligations. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The change in the fair value of sales-based payments is based upon future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payment charges. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results could differ from the amounts originally recorded.

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
In-process research and development (“IPR&D”) acquired in connection with the acquisition of a business in accordance with ASC 805 is initially recognized at fair value and characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The Company has not acquired any IPR&D in connection with the acquisition of a business during the years ended December 31, 2025 and 2024.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial statements. The Company contributed $0.3 million to the Integra Foundation in 2025, which was recorded in selling, general, and administrative expenses.

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
Refer to Note 6. Derivative Instruments for more information.
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction net losses of $7.4 million, $2.3 million, and $4.4 million are reported in other income, net in the statements of operations, for the year ended December 31, 2025, 2024, and 2023, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company continues to indefinitely reinvest substantially all of its foreign earnings unless there is a manner under which to remit the earnings without a material tax cost. The current provisional analysis indicates that the Company has sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs, without requiring the repatriation of foreign cash. One time or unusual items that may impact the ability or intent to keep the foreign earnings and cash indefinitely reinvested include significant U.S. acquisitions, loans from a foreign subsidiary and changes in tax laws.
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
EMPLOYEE TERMINATION BENEFITS
As of December 31, 2025, the Company did not have a written severance plan, but had a history of providing consistent benefits for employees in the case of involuntary termination. In situations outside the U.S., there are minimum statutory termination benefits requirements by country that must be paid to the affected employees. The Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In situations where the Company pays out termination benefits in excess of past practices or statutory minimum amounts based on management’s discretion, the Company records these termination costs once communication is made to the affected employees.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company incurred employee termination costs on restructuring activities in the consolidated statement of operations for the years ended December 31, 2025 and 2024. The following table summarizes the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Balance, beginning of the year	$5,151	$2,113
Charges:
Cost of Goods Sold	2,193	377
Research and development	1,154	602
Selling, general and administrative	12,464	3,968
Payments and other adjustments	(10,188)	(1,909)
Balance, end of the year	$10,774	$5,151
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
Retirement benefit plan assumptions are reassessed on an annual basis or more frequently if changes in circumstances indicate a re-evaluation of assumptions are required. The key benefit plan assumptions are the discount rate and expected rate of return on plan assets. The discount rate is based on average rates on bonds that match the expected cash outflows of the benefit plans. The expected rate of return is based on historical and expected returns on the various categories of plan assets.
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
None of the Company’s customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2025, 2024, and 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis. Retrospective application to all prior periods presented in the financial statements is permitted. The Company has adopted ASU 2023-09 for the annual period ended on December 31, 2025 on a prospective basis.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendment may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which amends existing guidance to clarify and enhance the hedge accounting guidance in FASB Topic 815 and better align hedge accounting with the economics of an entity’s risk management strategies to enable entities to achieve and maintain hedge accounting for highly effective economic hedges. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The amendment may be applied prospectively for all hedging relationships. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure for government grants received by business entities. This amendment defines a government grant, establishes when and how a grant related to an asset or income is recognized and measured, and includes presentation and disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The amendment may be applied using a modified prospective, modified retrospective, or fully retrospective transition method. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
There are no other recently issued accounting pronouncements that are expected to have any significant effect on the Company’s financial position, results of operations, or cash flows.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest during the years ended December 31, 2025, 2024, and 2023 was $81.4 million (net of $5.0 million that was capitalized into construction in progress), $64.4 million (net of $4.5 million that was capitalized into construction in progress), and $44.3 million (net of $2.4 million that was capitalized into construction in progress), respectively.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2025, 2024, and 2023 were $17.2 million, $22.7 million, and $23.6 million, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table outlines cash paid for income tax, net of refunds, by taxing jurisdiction:

Dollars in thousands	December 31,
2025
Federal	$105
State	1,103
Foreign	15,997
Total	$17,205
From the above adjustments, income taxes paid (net of refunds) exceed the 5% of taxes paid in the following jurisdictions:

Dollars in thousands
Foreign
Germany	$2,405
Ireland	2,167
Israel	896
Switzerland	6,104
Total	$11,572
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in liabilities at December 31, 2025, 2024, and 2023 were $7.5 million, $12.3 million, and $10.0 million, respectively.
Definite-lived intangible asset purchases included in liabilities at December 31, 2025, and 2024 were $19.3 million and $32.7 million, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarized the changes in the contract asset and liability balances for the year ended December 31, 2025:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2025	$6,146
Transferred to trade receivable from contract asset included in beginning of the year contract asset	(6,146)
Contract asset, net of transferred to trade receivables on contracts during the period	6,844
Contract asset, December 31, 2025	$6,844

Contract Liability
Contract liability, January 1, 2025	$19,669
Recognition of revenue included in beginning of year contract liability	(10,151)
Contract liability, net of revenue recognized on contracts during the period	13,361
Foreign currency translation	131
Contract liability, December 31, 2025	$23,010
At December 31, 2025, the short-term portion of the contract liability of $11.5 million, representing 50% of unsatisfied or partially unsatisfied performance obligations, is expected to be recognized as revenue within 12 months and is included in current liabilities in the consolidated balance sheet. The long-term portion of $11.5 million, representing the remaining balance to be recognized thereafter, is included in other liabilities in the consolidated balance sheet.
As of December 31, 2025, the Company is expected to recognize revenue from unsatisfied or partially satisfied performance obligations of approximately $11.5 million in 2026, $6.9 million in 2027, $3.4 million in 2028, $0.9 million in 2029 and $0.3 million in 2030.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for years-ended December 31, 2025, 2024, and 2023 (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Neurosurgery	$827,667	$803,816	$818,101
Instruments	206,472	204,177	203,617
ENT(1)(2)	166,372	135,643	37,275
Total Codman Specialty Surgical	1,200,511	1,143,636	1,058,993

Wound Reconstruction and Care	323,488	350,565	373,986
Private Label	111,246	116,326	108,594
Total Tissue Technologies	434,734	466,891	482,580
Total revenue	$1,635,245	$1,610,527	$1,541,573
(1) See Note 4. Acquisitions and Divestitures for details surrounding the acquisition of Acclarent on April 1, 2024.
(2) Prior period revenues included within our instruments business have been reclassified under the ENT business.

See Note 16. Segment and Geographic Information for details of revenues based on the location of the customer.
4. ACQUISITIONS AND DIVESTITURES
Durepair® Acquisition
On October 2, 2024, the Company completed the acquisition of the product rights for the Durepair® Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total cash consideration of $45.0 million. The Company made a cash payment of $10.0 million upon the closing of the acquisition in October 2024, $15.0 million on the first anniversary of the acquisition in October 2025, and will make an additional cash payment of $20.0 million upon the second anniversary of the acquisition in October 2026. The additional cash payment to be made in October 2026 is included at its present value in accrued expenses and other current liabilities as of December 31, 2025.
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
Borrowings under the Senior Credit Facility bear interest under the applicable rate schedule, at the Company’s option, at a rate equal to the following:
i.Term SOFR in effect from time to time plus 0.10% plus the applicable rate (ranging from 1.00% to 2.13% during the Covenant Relief Period and from 1.00% to 1.75% thereafter), or
ii.The highest of:
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at December 31, 2025, the Company was in compliance with all such covenants.
At December 31, 2025 and 2024 there was $1,045.0 million and $365.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At December 31, 2025 and 2024, there was $726.6 million and $760.5 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 5.7% and 6.0%, respectively. As of December 31, 2025 and 2024 there was $38.8 million and $33.9 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
The fair value of the revolving credit facility component and term loan component of the Senior Credit Facility at December 31, 2025 was $1,043.3 million and $725.5 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
As of December 31, 2025 and 2024, letters of credit outstanding totaled $3.0 million and $1.7 million, respectively. There were no amounts drawn under the letters of credit outstanding as of December 31, 2025.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

Year Ended December 31, 2025	Principal Repayment
Dollars in thousands
2026	$38,750
2027	53,281
2028	634,532
$726,563
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $40.5 million in 2026, $38.1 million in 2027 and $8.3 million in 2028. Interest is calculated on the term loan component of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Senior Credit Facility. As the revolving credit facility component of the Senior Credit Facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
Any outstanding borrowings on the revolving credit facility component of the Senior Credit Facility are due on March 24, 2028.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Securitization Facility
The Company maintains an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of December 31, 2025, the Company was in compliance with the covenants and none of the termination events had occurred and the Securitization Facility is classified as current borrowings under the securitization facility on the consolidated balance sheet, as it is due within one year.
On October 22, 2025, the Company entered into an amendment (the “October 2025 Amendment”) of the Securitization Facility which modified a financial covenant related to the maximum Delinquency Ratio (as defined in the Securitization Agreement) over the remaining term of the Securitization Agreement as amended by the December 2023 Amendment. The October 2025 Amendment did not affect the borrowing capacity or extend the maturity date of the Securitization Facility. The Company incurred approximately $0.1 million of new issuance costs associated with the October 2025 Amendment which will be amortized over the remaining term of the Securitization Agreement as amended by the December 2023 Amendment.
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
At December 31, 2025 and 2024, the Company had $87.8 million and $108.1 million, respectively, of outstanding borrowings under its Securitization Facility with an interest rate of 4.8% and 5.4%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at December 31, 2025 was $86.7 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of December 31, 2025 and 2024 are as follows:

		December 31, 2025		December 31, 2024
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$726,563	$725,480	$760,469	$751,143
Senior credit facility - revolving component	Level 2	1,045,000	1,043,340	365,000	360,144
2025 Notes	Level 1	—	—	575,000	555,594
Securitization	Level 2	87,800	86,678	108,100	105,831
Subtotal		$1,859,363	$1,855,498	$1,808,569	$1,772,712
Debt issuance costs		(3,257)		(5,476)
Total debt		$1,856,106	$1,855,498	$1,803,093	$1,772,712
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
The Company held the following interest rate swaps as of December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025	December 31, 2024					December 31, 2025		December 31, 2024
Hedged Item	Notional Amount		Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
							Asset (Liability)
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.220%	—		421
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.199%	—		502
1-month Term SOFR Loan	—	75,000	October 10, 2018	July 1, 2020	June 30, 2025	3.209%	—		403
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.885%	950		3,406
1-month Term SOFR Loan	100,000	100,000	December 18, 2018	December 30, 2022	December 31, 2027	2.867%	1,006		3,507
1-month Term SOFR Loan	575,000	575,000	December 15, 2020	July 31, 2025	December 31, 2027	1.415%	22,094		34,537
1-month Term SOFR Loan	125,000	125,000	December 15, 2020	July 1, 2025	December 31, 2027	1.404%	4,825		7,848
Basis Swap (1)	—	—	March 31, 2023	March 24, 2023	December 31, 2027	N/A	(1,629)	0	(1,829)
	$900,000	$1,125,000					$27,246		$48,795
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). For the years ended December 31, 2025 and 2024, the Company recorded a loss of $(8.9) million and a gain of $22.7 million, respectively, in AOCI related to the change in fair value of the interest rate swaps.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2025 and 2024, the Company recorded gains of $12.6 million and $17.5 million, respectively, in the consolidated statements of operations related to the interest rate differential of the interest rate swaps. The estimated gain that is expected to be reclassified to interest expense from AOCI as of December 31, 2025 within the next twelve months is $15.0 million.
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
Cross-Currency Rate Swaps
The objective of these cross-currency swaps is to reduce volatility of earnings and cash flows associated with changes in the foreign currency exchange rate on intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, the Company will make interest payments in Swiss francs (“CHFs”) and receive interest in U.S. dollars. Upon the maturity of these contracts, the Company will pay the principal amount of the loans in CHFs and receive U.S. dollars from the counterparties.
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
In November 2025, the Company entered into cross-currency swap agreements to convert an aggregate notional amount of $170.0 million equivalent to 137.6 million of two CHF-denominated intercompany loans into U.S. dollars. The CHF-denominated intercompany loans were the result of an intra-entity transfer of certain intellectual property rights to a subsidiary in Switzerland completed during the fourth quarter of 2025. The intercompany loan of CHF 80.9 million which matures in September 2028 requires quarterly interest payments and annual principal payments of CHF 8.1 million in September 2026 and September 2027; the intercompany loan of CHF 56.6 million which matures in September 2030 requires quarterly interest payments and a principal payment of CHF 8.1 million in September 2029. As the principal outstanding decreases on the intercompany loans, the aggregate notional amount of the related cross-currency swaps will decrease by a corresponding amount.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps as of December 31, 2025 and 2024 (dollar amounts in thousands):

					December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	December 21, 2020	December 22, 2025	3.00%	CHF	—	328,136	$—	$(4,367)
Receive U.S.$			3.98%		$—	368,362

Pay CHF	February 20, 2025	December 20, 2030	3.25%	CHF	305,137	—	$(54,149)	—
Receive U.S.$			6.14%		$342,543	—

Pay CHF	November 10, 2025	September 30, 2030	4.00%	CHF	56,644	—	$(2,684)	—
Receive U.S.$			7.11%		$70,000	—

Pay CHF	November 10, 2025	September 29, 2028	3.00%	CHF	80,920	—	$(2,834)	—
Receive U.S.$			6.23%		$100,000	—

Total							$(59,667)	$(4,367)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in AOCI. For the years ended December 31, 2025 and 2024 the Company recorded a loss of $(49.0) million and a gain of $41.0 million, respectively, in AOCI related to change in fair value of the cross-currency swaps.
For the years ended December 31, 2025 and 2024, the Company recorded a loss of $(51.3) million and a gain of $32.2 million, respectively, in other income, net related to the change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the years ended December 31, 2025 and 2024, the Company recorded gains of $8.7 million and $4.7 million, respectively, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated loss that is expected to be reclassified to other income (expense), net from AOCI as of December 31, 2025 within the next twelve months is $10.0 million.
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
In July 2025, the Company entered into a cross-currency swap agreement with a notional amount of CHF 59.7 million, equivalent to $75.0 million, where the Company agreed with third-parties to sell CHF in exchange for U.S. dollars at a specified rate at the maturity of the contract. The new cross-currency swap agreement was designated as a net investment hedge to partially offset the effects of foreign currency on foreign subsidiaries.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company held the following cross-currency rate swaps designated as net investment hedges as of December 31, 2025 and 2024 (dollar amounts in thousands):

					December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay EUR	October 3, 2018	September 30, 2025	—%	EUR	—	38,820	—	$4,827
Receive U.S.$			2.19%		$—	45,000

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	192,140	240,175	(47,619)	(27,951)
Receive U.S.$			1.94%		$200,000	250,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(10,568)	(3,248)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	68,483	(12,407)	(4,741)
Receive U.S.$			2.74%		$75,000	75,000

Pay CHF	February 21, 2025	December 15, 2031	—%	CHF	67,800	—	(9,394)	—
Receive U.S.$			3.24%		$75,000	—

Pay CHF	July 25, 2025	December 15, 2032	—%	CHF	59,693	—	(2,211)	—
Receive U.S.$			2.66%		$75,000	—

Total							$(82,199)	$(31,113)
The cross-currency swaps were carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. For the years ended December 31, 2025 and 2024, the Company recorded a loss of $(49.5) million and a gain of $24.5 million, respectively, in AOCI related to the change in fair value of the cross-currency swaps.
For the years ended December 31, 2025 and 2024, the Company recorded gains of $12.5 million and $10.1 million, respectively, in interest income included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
The estimated gain that is expected to be reclassified to interest income from AOCI as of December 31, 2025 within the next twelve months is $11.4 million.
Foreign Currency Forward Contracts
The Company has entered into forward contracts designated as cash flow hedges for forecasted purchases in foreign currencies, primarily CHF-denominated intercompany purchases. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are included in accumulated other comprehensive loss. These changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs. These contracts typically settle at various dates within twelve months of execution. As of December 31, 2025 the notional amount of foreign currency forward contracts was CHF 10.4 million.
For the year ended December 31, 2025 and 2024 the Company recorded a gain of $1.9 million and a loss of $(1.1) million, respectively, in AOCI related to the change in fair value of the foreign currency forward contracts.
For the year ended December 31, 2025 and 2024 the Company recorded a gain of $0.6 million and a loss of $(0.4) million, respectively, in other income and cost of goods sold included in the consolidated statements of operations related to the amortization of forward points and rate translation on the foreign currency forward contracts.
On February 19, 2026, the Company entered into foreign currency forwards with a notional amount of 8.0 million CHF to mitigate the exchange rate risk of CHF-denominated intercompany purchases. These contracts settle at various dates within twelve months of execution.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effects of Derivative Instruments on Financial Position and Results of Operations
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of December 31, 2025 and 2024:

	Fair Value as of December 31,
Dollars in thousands	2025	2024
Location on Balance Sheet (1):
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$16,126	$12,320
Cross-currency swap	8,325	—
Foreign Currency Forward Contracts	29	—
Net Investment Hedges
Cross-currency swap	7,474	8,605
Other assets
Cash Flow Hedges
Interest rate swap	12,749	38,302
Total derivatives designated as hedges — Assets	$44,703	$59,227

Derivatives designated as hedges — Liabilities
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$1,103	$684
Cross-currency swap	—	4,367
Foreign Currency Forward Contracts	—	914
Net Investment Hedges
Cross-currency swap	8,798	210
Other liabilities
Cash Flow Hedges
Interest rate swap	526	1,145
Cross-currency swap	67,992	—
Net Investment Hedges
Cross-currency swap	80,875	39,507
Total derivatives designated as hedges — Liabilities	$159,294	$46,827
(1)The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the years ended December 31, 2025 and 2024:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Year	Location in Statements of Operations
Year Ended December 31, 2025
Cash Flow Hedges
Interest rate swap	$48,794	$(8,936)	$12,611	$27,247	Interest expense
Cross-currency swap	(11,621)	(49,025)	(54,063)	(6,583)	Other income, net
Forward Currency Forward Contracts	(624)	1,907	556	727	Cost of sales and other income, net
Net Investment Hedges				—
Cross-currency swap	(31,130)	(49,524)	12,487	(93,141)	Interest income
	$5,419	$(105,578)	$(28,409)	$(71,750)
Year Ended December 31, 2024
Cash Flow Hedges
Interest rate swap	$43,556	$22,692	$17,454	$48,794	Interest expense
Cross-currency swap	(15,763)	41,013	36,871	(11,621)	Other income, net
Forward Currency Forward Contracts	—	(1,067)	(443)	(624)	Cost of sales and other income, net
Net Investment Hedges
Cross-currency swap	(45,498)	24,489	10,121	(31,130)	Interest income
	$(17,705)	$87,127	$64,003	$5,419
Derivative Instruments Not Designated as Hedges:
From time to time, the Company enters into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany balances in Chinese yuan (“CNH”), CHF, and EUR. These contracts typically settle at various dates within twelve months of execution. As of December 31, 2025, the notional amounts totaled CNH 90.0 million and CHF 14.0 million, equivalent to $12.7 million, and $17.8 million, respectively.
In 2021, the Company entered into a foreign currency swap, with a notional amount of JPY 800.0 million, equivalent to $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to JPY 400.0 million, equivalent to $3.6 million as of December 31, 2025.
The fair value of the derivative instruments not designated as hedges was $1.0 million and $1.7 million as of December 31, 2025 and 2024, respectively.
The following table summarizes the (gains) and losses on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	December 31,
	2025	2024
Foreign currency forward contracts	$(1,848)	$598
Foreign currency swaps	(127)	56
Total	$(1,975)	$654
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
In accordance with FASB Topic 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill is not subject to amortization but is tested for impairment at the reporting unit level annually in the third quarter. Additionally, the Company may perform

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying amount of goodwill in 2025 and 2024 were as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Total
Goodwill at January 1, 2024	666,937	388,525	1,055,462
Acclarent Acquisition	62,482	—	62,482
Foreign currency translation	(13,689)	(7,303)	(20,992)
Balance at December 31, 2024	$715,730	$381,222	$1,096,952
Impairment	(388,106)	(123,259)	(511,365)
Foreign currency translation	16,543	13,027	29,570
Balance at December 31, 2025	$344,167	$270,990	$615,157
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	December 31, 2025
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,486,304	$(632,204)	$854,100
Customer relationships	12 years	169,369	(145,187)	24,182
Trademarks/brand names	27 years	103,454	(47,799)	55,655
Codman trade name	Indefinite	179,959	—	179,959
Supplier relationships	30 years	30,211	(20,104)	10,107
All other	6 years	23,434	(12,774)	10,660
		$1,992,731	$(858,068)	$1,134,663

	December 31, 2024
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,452,545	$(525,959)	$926,586
Customer relationships	12 years	166,038	(137,186)	28,852
Trademarks/brand names	27 years	99,951	(42,173)	57,778
Codman trade name	Indefinite	168,202	—	168,202
Supplier relationships	30 years	30,211	(19,126)	11,085
All other	6 years	22,820	(7,735)	15,085
		$1,939,767	$(732,179)	$1,207,588
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Total amortization of intangible assets (including amounts reported in cost of product revenues for technology-based intangible assets) in 2025 was $107.1 million compared to $105.2 million in 2024. Of this amount, $92.1 million and $84.0 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $107.6 million in 2026, $106.6 million in 2027, $103.0 million in 2028, $97.7 million in 2029, $91.6 million in 2030 and $447.7 million thereafter.
In the first quarter of 2024, due to third-party audit findings and an update to the estimated timeframe to resume the commercial distribution of products manufactured in the Company’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”), the Company elected to perform quantitative impairment testing on certain definite-lived intangible assets including completed technology and customer relationships in accordance with ASC 360. The Company recorded an impairment charge related to the definite-lived intangible asset associated with the customer relationships of $7.1 million in intangible asset amortization in the consolidated statement of operations. With respect to the definite-lived intangible assets associated with the completed technology of SurgiMend® and PriMatrix®, the Company determined that the carrying amount of these definite-lived intangible assets were recoverable and, therefore, the intangible assets were not deemed to be impaired. In the second quarter of 2024, the Company approved a plan to transition the manufacturing of SurgiMend and PriMatrix from the Boston facility to the Company’s manufacturing facility in Braintree, Massachusetts (the “Braintree facility”). The Company considered the impact to the update to the estimated timeframe to resume the commercial distribution of products manufactured in the Boston facility on the assumptions used in the quantitative assessment of the definite-lived intangible assets completed in the first quarter of 2024, which did not require further evaluation for impairment. The carrying values of SurgiMend and PriMatrix are $25.6 million and $20.0 million, respectively, as of December 31, 2025.
Potential Impact of Risks and Uncertainties on Management’s Estimates
The rapidly evolving tariff changes imposed by the U.S. and other countries since early 2025 have created increased risks and uncertainties surrounding the Company’s future results of operations. In 2025 President Trump announced reciprocal tariffs on many countries and certain countries, such as China, have responded with retaliatory tariffs. In February 2026, the U.S. Supreme Court issued a 6–3 ruling invalidating the U.S. Administration’s tariff program implemented under the International Emergency Economic Powers Act (“IEEPA”), concluding that the IEEPA did not authorize the broad import duties previously imposed. Additionally, in September 2025, the U.S. Department of Commerce initiated national security investigations into medical equipment, devices, and robotics. The tariff environment has continued to shift throughout the 2025 calendar year, with new measures being proposed, paused, implemented, and countered, contributing to broader trade policy uncertainty. The assumptions used by the Company in its quantitative tests of goodwill and intangible assets are inherently subject to uncertainty and slight changes in these assumptions, including the extent and duration of any subsequent changes in U.S. import tariffs and reciprocal measures by China and the resulting impact on general economic conditions and on the Company’s business, could have a significant impact on the concluded values.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. TREASURY STOCK
As of December 31, 2025 and 2024, the Company held 14.4 million and 14.4 million shares of treasury stock outstanding with a cost of $689.2 million and $691.4 million, respectively, at a weighted average cost per share of $47.86 for both periods.
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
On July 18, 2023, the Board of Directors authorized a $225.0 million share repurchase program. On December 31, 2025, the Company’s share repurchase program expired. At the time of expiration, approximately $50.0 million remained available for repurchase. The Company did not adopt a new share repurchase program upon the expiration, and no shares were repurchased during the year ended December 31, 2025.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees and members of the Board of Directors - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
Dollars in thousands	2025	2024	2023
Cost of goods sold	$806	$649	$588
Research and development	2,250	2,697	2,071
Selling, general and administrative	15,527	21,031	17,483
Total stock-based compensation expense	$18,583	$24,377	$20,142
Total estimated tax benefit related to stock-based compensation expense	2,826	4,677	5,223
Net effect on net income	$15,757	$19,700	$14,919
EQUITY AWARD PLANS
As of December 31, 2025, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).
In May 2010 and May 2017, the stockholders of the Company approved amendments to the 2003 Plan to increase by 3.5 million and 1.7 million, respectively, the number of shares of common stock that may be issued under the 2003 Plan. The Company has reserved 14.7 million shares under the 2003 Plan. The 2003 Plan permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company granted stock options at two separate dates during the year ended December 31, 2025 and applied a range of assumptions for the volatility and risk free interest rate employed in the weighted average methodology in the calculation of option fair value. For the years ended December 31, 2024 and December 31, 2023, all assumptions employed a weighted average methodology in the calculation of option fair value. The following table outlines these assumptions:

	Years Ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Expected volatility	37.02% - 37.60%	33%	30%
Risk free interest rate	4.16% - 4.52%	4.09%	3.86%
Expected life of option from grant date	7 years	7 years	7 years
Weighted average grant date fair value of options granted	$10.77	$15.68	$21.58
The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Stock Options	(In thousands)			(In thousands)
Outstanding at January 1, 2025	1,204	$50.06	4.01	$—
Granted	395	22.71	—	—
Exercised	—	—	—	—
Forfeited or Expired	(245)	46.44	—	—
Outstanding at December 31, 2025	1,354	$42.73	4.39	$—
Exercisable at December 31, 2025	739	$53.17	2.54	$—
The Company recognized $1.7 million, $2.2 million, and $1.4 million in expense related to stock options during the years ended December 31, 2025, 2024, and 2023, respectively. There were no options exercised for the year ended December 31, 2025. The intrinsic value of options exercised for the years ended December 31, 2024, and 2023 were $0.7 million, and $1.8 million, respectively. Cash received from option exercises and employee stock purchase plan was $1.0 million, $6.4 million, and $4.3 million, for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025 and 2024, the realized tax expense related to the exercise of stock options was $0.8 million and $0.5 million, respectively. A realized tax benefit $0.1 million was recognized for the year ended December 31, 2023.
As of December 31, 2025, there was approximately $4.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2025:

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)		(In thousands)
Unvested, January 1, 2025	871	$39.33	420	$41.83
Granted	890	20.40	640	22.28
Adjustments for performance achievement related to award target	—	—	(232)	35.81
Cancellations	(163)	33.55	(66)	34.65
Vested	(380)	41.13	(99)	19.66
Unvested, December 31, 2025	1,218	$25.72	663	$26.42
The Company recognized $16.9 million, $22.1 million and $18.7 million in expense related to such awards during the years ended December 31, 2025, 2024, and 2023, respectively. The total fair market value of shares vested and released in 2025, 2024, and 2023 was $9.8 million, $11.3 million and $18.2 million, respectively. Vested awards include shares that have been fully earned but had not been delivered as of December 31, 2025.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2025, there were no performance stock units (“PSUs”) subject to vest and be released based on 2025 performance achievement.
As of December 31, 2025, there was approximately $27.7 million of total unrecognized compensation costs related to unvested restricted stock, performance stock and contract stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
At December 31, 2025, there were approximately 4.6 million shares available for grant under the 2003 Plan.
The Company capitalized share based compensation costs of $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, into inventory, respectively. Such share-based compensation was recognized as cost of goods sold when related inventory was sold.
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
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan. Under the ESPP, a total of 3.0 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury stock. At December 31, 2025, 1.8 million shares remain available for purchase

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under the ESPP. During the years ended December 31, 2025, 2024, and 2023, the Company issued 64,435 shares, 44,426 shares and 23,337 shares under the ESPP for $0.8 million, $1.0 million, and $1.0 million, respectively.
10. RETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company has various defined benefit plans which covers certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the years ended December 31, 2025 and 2024 included the following (amounts in thousands):

	Year ended December 31,
	2025	2024	2023
Service cost	$3,578	$3,113	$2,226
Interest cost	757	866	1,157
Expected return on plan assets	(2,117)	(1,639)	(1,450)
Amortization of prior service cost (credit)	(621)	(585)	(389)
Settlements	1	(144)	—
Actuarial losses	(13)	6	(391)
Net periodic benefit cost	$1,585	$1,617	$1,153
The following weighted average assumptions were used to develop net periodic pension benefit costs and the actuarial present values of projected pension benefit obligations for the years ended December 31, 2025 and 2024, respectively:

	As of December 31,
	2025	2024	2023
Discount rate	1.45%	1.14%	1.51%
Expected return on plan assets	3.70%	3.65%	3.67%
Rate of compensation increase	2.11%	2.12%	2.00%
Interest crediting rate for cash balance plans	1.00%	1.00%	1.00%
The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. In 2025 and 2024, the discount rates were prescribed as the current yield on corporate bonds with an average credit rating of AA or AAA of equivalent currency and term to the liabilities. The expected returns on plan assets represent the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rates of return, the Company considers returns of historical market data as well as actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories.
The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2025 and 2024 and a reconciliation of the funded status at December 31, 2025 and 2024, respectively (amounts in thousands):

	Year Ended December 31,
	2025	2024
Change In Projected Benefit Obligations
Projected benefit obligations, beginning of year	$67,262	$65,101
Interest cost	757	866
Service cost	3,578	3,113
Actuarial loss	1,758	4,219
Plan amendments	(1,465)	—
Plan settlements	(279)	(870)
Employee contribution	1,609	1,265
Premiums paid	(577)	(456)
Benefit payment	(815)	(1,607)
Net transfer in/(out)	—	584
Effect of foreign currency exchange rates	9,304	(4,953)
Projected benefit obligations, end of year	$81,132	$67,262

	Year Ended December 31,
	2025	2024
Change In Plan Assets
Plan assets at fair value, beginning of year	$51,818	$45,724
Actual return on plan assets	4,371	8,200
Employer contributions	3,548	2,874
Employee contributions	1,609	1,265
Plan settlements	(279)	(870)
Benefits paid	(789)	(1,581)
Premiums paid	(577)	(456)
Net transfer in/(out)	—	322
Effect of foreign currency exchange rates	7,590	(3,660)
Plan assets at fair value, end of year	$67,291	$51,818

	Year Ended December 31,
	2025	2024
Reconciliation Of Funded Status
Fair value of plan assets	$67,291	$51,818
Benefit obligations	81,132	67,262
Unfunded benefit obligations	$13,841	$15,444
The unfunded benefit obligations are included in other liabilities in the consolidated balance sheets at December 31, 2025 and 2024, respectively.
During the periods ended December 31, 2025 and 2024, the Company had a net gains of $1.0 million and $1.3 million, respectively, recognized within accumulated other comprehensive loss that has not been recognized as a component of net periodic benefit cost. The combined accumulated benefit obligations for the defined benefit plans was $71.7 million and $60.1 million as of December 31, 2025 and 2024, respectively.
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
The benefit plans in France and Germany had no assets at December 31, 2025.
As of December 31, 2025, no plan assets are expected to be returned to the Company in the next twelve months.
The following table is the summary of expected future benefit payments (in thousands):

2026	$3,009
2027	$2,887
2028	$2,800
2029	$3,042
2030	$3,219
Next five years	$14,929
As of December 31, 2025, contributions expected to be paid to the plan in 2026 is $3.8 million.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans offered to our U.S. and non-U.S. employees. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $12.1 million, $10.4 million and $10.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
DEFERRED COMPENSATION PLAN
The Company maintains a Deferred Compensation Plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets at December 31, 2025 and 2024 was $7.9 million and $6.7 million. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
11. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and vehicles through operating lease agreements. The Company has no material finance leases as of December 31, 2025. Many of the Company’s leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the year ended December 31, 2025 and 2024, was $23.9 million and $24.3 million, respectively, which includes $0.3 million, in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental balance sheet information related to operating leases at December 31, 2025 were as follows:

	December 31, 2025	December 31, 2024
	(In thousands, except lease term and discount rate)
ROU assets	$140,568	$144,042

Current lease liabilities	14,019	14,540
Non-current lease liabilities	163,059	166,930
Total lease liabilities	$177,078	$181,470

Weighted average remaining lease term (in years):
Leased facilities	15.7 years	16.1 years
Leased vehicles	2.7 years	2.3 years
Leased equipment	2.9 years	1.6 years

Weighted average discount rate:
Leased facilities	5.4%	5.4%
Leased vehicles	3.2%	2.8%
Leased equipment	6.9%	8.3%
Supplemental cash flow information related to leases was as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,153	$24,122

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$12,138	$3,565
Future minimum lease payments under operating leases at December 31, 2025 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2026	$296	$18,726	$19,022
2027	296	21,721	22,017
2028	296	18,987	19,283
2029	246	18,635	18,881
2030	—	18,253	18,253
2031	—	17,819	17,819
Thereafter	—	148,843	148,843
Total minimum lease payments	$1,134	$262,984	$264,118
Less: Imputed interest			87,040
Total lease liabilities			177,078
Less: Current lease liabilities			14,019
Long-term lease liabilities			$163,059
There were no material future minimum lease payments under finance leases at December 31, 2025.

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
12. INCOME TAXES
Income before income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2025	2024	2023
United States operations	$(469,208)	$(172,273)	$(31,649)
Foreign operations	(94,294)	154,036	112,718
Total	$(563,502)	$(18,237)	$81,069
A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Federal statutory rate	$(118,345)	21.0%
State income taxes, net of federal tax benefit (1)	$(5,571)	1.0%
Foreign tax effects:
Switzerland:
Swiss IP Transfer	$14,979	(2.7)%
Federal statutory tax rate difference	$7,377	(1.3)%
Cantonal/communal rate difference	$(9,938)	1.8%
Other	$5,492	(1.0)%
Other foreign jurisdictions	$(2,381)	0.4%
Non-taxable or non-deductible items:
Goodwill impairment	$63,660	(11.3)%
Other	$(2,063)	0.4%
Cross-border tax laws:
Global intangible low-taxed income	$2,235	(0.4)%
Subpart F income	$4,451	(0.8)%
Tax credits:
Foreign tax credit	$(1,792)	0.3%
Research and development credit	$(6,707)	1.2%
Valuation allowance	$662	(0.1)%
Worldwide changes in prior year unrecognized tax benefits	$913	(0.2)%
Effective Tax Rate	$(47,028)	8.3%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) State Taxes in California, Florida, Illinois, New Jersey, New York, and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category.

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	15.3%	2.9%
Benefit derived from foreign operations	22.4%	(17.2)%
Nondeductible meals and entertainment	(5.0)%	1.1%
Intercompany profit in inventory	4.2%	3.3%
Research and development credit	24.1%	(5.7)%
Nondeductible executive compensation & stock compensation shortfall	(19.7)%	2.3%
Transaction and deal related costs	(4.1)%	3.3%
Changes in valuation allowances	(6.0)%	4.9%
Return to provision	10.1%	(0.8)%
Other	(0.4)%	1.3%
Effective tax rate	61.9%	16.4%
Our effective tax rate was 8.3% and 61.9% of income before income taxes for the years ended December 31, 2025 and December 31, 2024, respectively.

In 2025, the Company’s effective tax rate was primarily driven by the goodwill impairment charge, as a portion of the charge is non-deductible for tax, the transfer of certain intellectual property, and the inclusion of Global Intangible Low-Taxed Income (“GILTI”) and the global minimum tax in certain foreign jurisdictions; offset by federal, state, and international tax benefits generated from operating losses and favorable prior year tax return positions.
In 2024, the Company’s effective tax rate was driven by federal, state, and international tax benefits generated from operating losses in certain jurisdictions, including a $4.4 million benefit from federal and state research tax credits, offset by the inclusion of GILTI.
In 2023, the Company’s effective tax rate was primarily driven by the inclusion of GILTI, offset by a $5.8 million income tax benefit related to a four-year tax credit received by a Swiss subsidiary, which can be used to offset cantonal and communal income and capital taxes during tax years 2024 through 2027. Any unused balance at the end of the 2027 tax period will be forfeited.
During 2025, the Company’s foreign operations generated a $30.7 million decrease in income tax expense when compared to the same period in 2024 due to geographic and business mix of taxable earnings and losses and the transfer of certain intellectual property, among other factors. The 2025 foreign effective tax rate is 12.6% compared to 12.3% in 2024.
Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a number of significant provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. Additionally, the OBBBA contains changes to the capitalization of research and development expenses, accelerated fixed asset depreciation, and limitations on deductions for interest expense, among other provisions. The Company has evaluated the impact of the OBBBA on its financial statements and estimates the financial impact for the year ended December 31, 2025 to be immaterial.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The United States has not adopted Pillar 2, and as of December 31, 2025, the G7 countries announced an agreement to exempt U.S. companies from certain elements of the Pillar 2 framework. If this exemption (the “Pillar Two Side-by-Side Package”) is ultimately enacted into law in relevant jurisdictions, it is expected to be favorable for the Company. However, Pillar 2 remains in effect in other countries, and there is significant uncertainty regarding the implementation of the G7 agreement, the interpretation and consistent application of existing Pillar 2 rules, their interaction with national tax laws, and their consistency with current tax treaty obligations.
The Company is calculating an immaterial expense related to Pillar 2 tax liability for the year ending December 31, 2025. Related changes in U.S. and non-U.S. jurisdictions could have an adverse effect on the Company’s effective tax rate. The Company will continue to monitor legislative activity across its U.S. and non-U.S. jurisdictions.
The provision for income taxes consisted of the following:

	Years Ended December 31,
Dollars in thousands	2025	2024	2023
Current:
Federal	$6,930	$(257)	$10,973
State	1,489	1,330	2,851
Foreign	10,817	8,365	11,389
Total current	$19,236	$9,438	$25,213
Deferred:
Federal	(36,751)	(27,148)	(19,060)
State	(6,865)	(4,093)	93
Foreign	(22,648)	10,510	7,082
Total deferred	$(66,264)	$(20,731)	$(11,885)
Provision for income taxes	$(47,028)	$(11,293)	$13,328
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
Dollars in thousands	2025	2024
Assets:
Doubtful accounts	$3,404	$3,370
Inventory related items	30,718	34,731
Tax credits	25,864	17,922
Accrued vacation	2,513	2,447
Accrued bonus	3,063	5,279
Stock compensation	7,320	8,343
Deferred revenue	4,919	4,206
Net operating loss carryforwards	31,869	27,370
Capitalization of research and development expenses	69,277	68,311
Unrealized foreign exchange loss	22,818	8,655
Leases	35,573	35,547
Other	40,796	36,802
Total deferred tax assets	278,134	252,983
Less valuation allowance	(22,603)	(15,504)
Deferred tax assets after valuation allowance	$255,531	$237,479
Liabilities:
Intangible and fixed assets	(148,626)	(218,125)
Unrealized foreign exchange gain	(6,317)	(11,280)
Leases	(26,945)	(27,345)
Other	(9,453)	(6,639)
Total deferred tax liabilities	$(191,341)	$(263,389)
Total net deferred tax (liabilities) assets	$64,190	$(25,910)
The 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) contained a provision which requires, for tax purposes, the capitalization and amortization of research and development expenses; effective for years beginning after December 31, 2021. The recently enacted OBBBA allows companies to deduct research and development expenses, reversing the related provision of the 2017 Tax Act. However, the Company continued to capitalize and amortize its research and development expenses in 2025. The Company’s deferred tax assets increased by $5.3 million and $10.4 million at December 31, 2025 and December 31, 2024 respectively within the table above, due to the capitalization of research and development expenses in relation to the 2017 Tax Act.
At December 31, 2025, the Company had net operating loss carryforwards of $46.7 million for federal income tax purposes, $142.8 million for foreign income tax purposes and $85.4 million for state income tax purposes to offset future taxable income. For the federal net operating loss carryforwards, $46.7 million will expire through 2037. For foreign net operating loss carryforwards, $118.9 million will expire through 2028, while the remaining $23.9 million have an indefinite carry forward period. The state net operating loss carryforwards expire through 2045.
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
The valuation allowance at December 31, 2025 increased by $7.1 million, as compared to 2024, primarily driven by a $3.7 million increase related to the Swiss federal and local tax credits and a $3.0 million increase related to U.S. state tax credits. The valuation allowance for 2024 had increased by $3.0 million, as compared to 2023, primarily driven by an increase related to the expiring Swiss federal tax credit.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Description
Dollars in thousands
Year ended December 31, 2025
Deferred tax assets valuation allowance	22,357	7,445	22	400	30,224
Year ended December 31, 2024
Deferred tax assets valuation allowance	17,823	5,330	(429)	(367)	22,357
Year ended December 31, 2023
Deferred tax assets valuation allowance	14,672	3,069	26	56	17,823
As of December 31, 2025, the Company has not provided deferred income taxes on unrepatriated earnings from foreign subsidiaries as they are deemed to be indefinitely reinvested unless there is a manner under which to remit the earnings with no material tax cost. The Company will repatriate foreign earnings when there is no need for reinvestment overseas and no material tax cost to bring the earnings back to the United States. Reinvestment considerations would include future acquisitions, transactions, and capital expenditure plans.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
Dollars in thousands	2025	2024	2023
	(In thousands)
Balance, beginning of year	$826	$812	$713
Gross increases:
Current year tax positions	—	—	—
Prior years' tax positions	1,266	35	372
Lapse of statute	(452)	(21)	(273)
Balance, end of year	$1,640	$826	$812
Approximately $1.6 million of the balance at December 31, 2025 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. The Company has no uncertain tax positions at December 31, 2025 related to tax positions for which it is reasonably possible that the amounts could be reduced during the twelve months following December 31, 2025.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a minimal expense for the years ended December 31, 2025, 2024, and 2023. The Company had minimal interest and penalties accrued for the years ended December 31, 2025, 2024, and 2023.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its U.S. consolidated Federal income tax returns by the Internal Revenue Service (“IRS”) through fiscal year 2019. All significant state and local matters have been concluded through fiscal year 2018. All significant foreign matters have been settled through fiscal 2018.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Years Ended December 31,
Dollars in thousands, except per share amounts	2025	2024	2023
Basic net (loss) income per share:
Net (loss) income	$(516,474)	$(6,944)	$67,741
Weighted average common shares outstanding	76,672	77,010	80,089
Basic net (loss) income per common share	$(6.74)	$(0.09)	$0.85

Diluted net (loss) income per share:
Net (loss) income	$(516,474)	$(6,944)	$67,741

Weighted average common shares outstanding — Basic	76,672	77,010	80,089
Effect of dilutive securities:
Stock options and restricted stock	—	—	248
Weighted average common shares for diluted earnings per share	76,672	77,010	80,337
Diluted net (loss) income per common share	$(6.74)	$(0.09)	$0.84
Common stock of approximately 1.5 million and 1.3 million shares at December 31, 2025, and 2024 that are issuable through exercise of dilutive securities, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023:

Dollars in thousands	2025	2024	2023
Net (loss) income	$(516,474)	$(6,944)	$67,741
Foreign currency translation adjustment, net of tax	7,202	(18,904)	(12,103)
Change in unrealized (gain) loss on derivatives, net of tax	(10,664)	5,123	(6,658)
Pension liability adjustment, net of tax	956	1,316	(6,610)
Comprehensive (loss) income, net	$(518,980)	$(19,409)	$42,370
Changes in accumulated other comprehensive loss by component between December 31, 2025 and 2024 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2024	$26,612	$4,028	$(58,211)	$(27,571)
Other comprehensive (loss) gain	(47,533)	1,589	16,819	(29,125)
Less: Amounts reclassified from accumulated other comprehensive income, net	(36,869)	633	9,617	(26,619)
Net current-period other comprehensive (loss) gain	(10,664)	956	7,202	(2,506)
Balance at December 31, 2025	$15,948	$4,984	$(51,009)	$(30,077)
For the year ended December 31, 2025, the Company reclassified a loss of $(47.0) million and a gain $1.1 million from AOCI to other income and cost of goods sold, respectively. Additionally, the Company reclassified a gain of $19.3 million from AOCI to interest income.

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
On December 21, 2023, Fortis Advisors, LLC (representative of the security holders of ACell, Inc. (“ACell”)) filed for arbitration against Integra LifeSciences before the Court of International Arbitration of the International Chamber of Commerce claiming breach of contract related to the earnout consideration from the 2021 acquisition of ACell. Refer to the “Contingent Consideration” subheading of this Note for additional information on the ACell contingent consideration. The arbitration was held in September 2025 and the tribunal’s decision is pending. The Company believes that it has strong defenses to the allegations in the arbitration and intends to defend the matter vigorously.
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
The Company determined the fair value of contingent consideration during the twelve-month period ended December 31, 2025 and 2024 to reflect the change in fair value during the period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2025	$12,968	$2,686	$3	$54,000	$69,657
Payments	(5,000)	—	—	(18,075)	(23,075)
Change in fair value of contingent consideration liabilities	(1,669)	(2,336)	(3)	(16,525)	(20,533)
Balance as of December 31, 2025	$6,299	$350	$—	$19,400	$26,049

Short-Term	$—	$—	$—	$19,400	$19,400
Long-Term	6,299	350	—	—	6,649
Total	$6,299	$350	$—	$19,400	$26,049

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Contingent Consideration Liability Related to Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2024	$15,755	$2,557	$300	$68,700	$87,312
Payments	—	—	—	(12,400)	(12,400)
Change in fair value of contingent consideration liabilities	(2,787)	129	(297)	(2,300)	(5,255)
Balance as of December 31, 2024	$12,968	$2,686	$3	$54,000	$69,657

Short-Term	$8,560	$—	$—	$17,900	$26,460
Long-Term	4,408	2,686	3	36,100	43,197
Total	$12,968	$2,686	$3	$54,000	$69,657
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
ACell, Inc.
As part of the acquisition of ACell, the Company is required to make payments to the former shareholders of ACell up to $100 million in total for years 2022, 2023, and 2025 based on the achievement by the Company of certain revenue-based performance milestones. The Company estimated the fair value of the contingent consideration to be $23.9 million at the acquisition date. The 2022, 2023 and 2025 milestones were not achieved.
Surgical Innovations Associates, Inc.
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the pre-market approval ("PMA") application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date. In the second quarter of 2025, the Company paid out $18.1 million related to the 2024 performance year. Similarly, in the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. The Company calculated the remaining milestone payment for the 2025 performance year based on actual sales for the year ended December 31, 2025. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone. The liability was reduced in 2025 due to risk and uncertainty around timing of receiving the PMA approval.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and profit by each reportable segment for the years ended December 31, 2025, 2024, and 2023 are as follows:

Dollars in thousands	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
2025 Total revenue, net	$1,200,511	$434,734	$—	$1,635,245

Cost of goods sold	397,911	181,036	224,678	803,625
Research and development	28,342	15,851	54,778	98,971
Selling, general and administrative	265,275	145,660	288,765	699,700
Intangible asset amortization	—	—	14,954	14,954
Goodwill impairment	388,106	123,259	—	511,365
2025 Total cost and expenses	1,079,634	465,806	583,175	2,128,615

2025 Operating income (loss)	$120,877	$(31,072)	$(583,175)	(493,370)
Interest income				18,474
Interest expense				(86,255)
Other income, net				(2,351)
Loss before income taxes				$(563,502)

	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
2024 Total revenue, net	$1,143,636	$466,891	$—	$1,610,527

Cost of goods sold	384,422	162,535	181,509	728,466
Research and development	30,770	18,140	66,467	115,377
Selling, general and administrative	224,370	147,047	345,566	716,983
Intangible asset amortization	—	—	21,290	21,290
2024 Total cost and expenses	639,562	327,722	614,832	1,582,116

2024 Operating income (loss)	$504,074	$139,169	$(614,832)	28,411
Interest income				20,040
Interest expense				(70,632)
Other income, net				3,944
Loss before income taxes				$(18,237)

	Codman Specialty Surgical	Tissue Technologies	Corporate and Other	Total
2023 Total revenue, net	$1,058,993	$482,580	$—	$1,541,573

Cost of goods sold	364,144	164,966	127,728	656,838
Research and development	29,984	24,202	50,006	104,192
Selling, general and administrative	214,335	159,364	282,942	656,641
Intangible asset amortization	—	—	12,376	12,376
2023 Total cost and expenses	608,463	348,532	473,052	1,430,047

2023 Operating income (loss)	$450,530	$134,048	$(473,052)	111,526
Interest income				17,202
Interest expense				(51,377)
Other income, net				3,718
Income before income taxes				$81,069

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not allocate any assets to the reportable segments. No asset information is reported to the CODM and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

Dollars in thousands	United States	Europe	Asia Pacific	Rest of the World	Consolidated
Total revenue, net:
2025	$1,204,745	$162,666	$189,251	$78,583	$1,635,245
2024	1,192,675	158,496	176,614	82,742	1,610,527
2023	1,100,730	165,221	193,096	82,526	1,541,573
Total long-lived assets:
2025	530,724	56,815	33,991	1,253	622,783
2024	534,336	52,385	28,264	1,295	616,280
2023	481,508	51,730	19,842	1,497	554,577
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2025, 2024, and 2023 consisted of the following:

		Years Ended
Dollars in thousands	Fair Value Measurement	2025	2024	2023
Assets:
Cash and marketable securities	Level 1	$235,048	$246,375	$276,402
Short-term investments	Level 1	28,693	27,192	32,694
Interest rate swaps	Level 2	27,246	48,795	43,556
Pension plan assets	Level 2	67,291	51,818	45,724
Foreign currency forward contracts	Level 2	29
Foreign currency forward contracts (not designated as hedges)	Level 2	1,015	1,700	1,200
Total Assets:		$359,322	$375,880	$399,576

Liabilities:
Cross currency swaps	Level 2	$59,667	$4,367	$40,672
Net investment hedges	Level 2	82,199	31,113	49,609
Foreign currency forward contracts	Level 2	—	914	—
Contingent consideration	Level 3	26,049	69,657	87,312
Pension projected benefit obligation		81,132	67,262	65,101
Total Liabilities:		$249,047	$173,313	$242,694

There were no transfers into or out of Level 3 during the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
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
Other than the fair value estimates disclosed in Note 4. Acquisitions and Divestitures, Note 7. Goodwill and Other Intangibles, and Note 11. Lease and Related Party Leases, there were no non-recurring fair value measurements during the years ended December 31, 2025, December 31, 2024, and December 31, 2023.