Form 10-Q
period 2026-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2026-05-05
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Registrant's Telephone Number, Including Area Code: (609) 275-0500
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $0.01 Per Share	IART	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 4, 2026 was 77,796,903.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Total revenue, net	$391,918	$382,653

Costs and expenses:
Cost of goods sold	174,936	188,221
Research and development	23,501	24,728
Selling, general and administrative	178,235	181,497
Intangible asset amortization	3,776	3,704
Total costs and expenses	380,448	398,150
Operating income (loss)	11,470	(15,497)
Interest income	4,106	4,420
Interest expense	(22,465)	(18,815)
Other income (expense), net	4,480	(144)
Loss before income taxes	(2,409)	(30,036)
Provision for income taxes	2,208	(4,743)
Net loss	$(4,617)	$(25,293)

Net loss per share
Basic and diluted	$(0.06)	$(0.33)

Weighted average common shares outstanding (See Note 13):
Basic and diluted	76,951	76,463
Comprehensive loss (See Note 14)	(5,480)	(21,828)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$236,809	$235,048
Short-term investments	28,693	28,693
Trade accounts receivable, net of allowances of $7,410 and $7,230	264,413	278,849
Inventories, net	495,035	492,735
Prepaid expenses	97,713	96,089
Other current assets	49,354	28,130
Total current assets	1,172,017	1,159,544
Property, plant and equipment, net	446,882	444,335
Right of use asset - operating leases	137,197	140,568
Intangible assets, net	1,105,345	1,134,663
Goodwill	613,247	615,157
Deferred tax assets, net	68,078	69,854
Other assets	34,960	37,880
Total assets	$3,577,726	$3,602,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$38,750	$38,750
Current portion of borrowings under securitization facility	—	87,800
Current portion of lease liability - operating leases	13,932	14,019
Accounts payable, trade	87,948	95,726
Contract liabilities	11,623	11,463
Income tax payable	3,236	3,651
Accrued compensation	58,040	74,079
Accrued expenses and other current liabilities	133,317	130,493
Total current liabilities	346,846	455,981
Long-term borrowings under senior credit facility	1,750,255	1,729,556
Long-term borrowings under securitization facility	76,400	—
Lease liability - operating leases	160,116	163,059
Deferred tax liabilities	6,143	5,664
Other liabilities	195,560	204,278
Total liabilities	2,535,320	2,558,538
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 92,174 and 92,286 issued at March 31, 2026 and December 31, 2025, respectively	922	923
Additional paid-in capital	1,340,722	1,338,386
Treasury stock, at cost; 14,356 shares and 14,399 shares at March 31, 2026 and December 31, 2025, respectively	(687,122)	(689,210)
Accumulated other comprehensive loss	(30,940)	(30,077)
Retained earnings	418,824	423,441
Total stockholders’ equity	1,042,406	1,043,463
Total liabilities and stockholders’ equity	$3,577,726	$3,602,001
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(4,617)	$(25,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,430	37,188
Deferred income tax provision (benefit)	1,326	(1,832)
Share-based compensation	5,165	1,870
Amortization of debt issuance costs and expenses associated with debt refinancing	995	1,385
Non-cash lease adjustment	330	(254)
Loss on disposal of property and equipment	90	495
Change in fair value of contingent consideration and others	(1,293)	(162)
Changes in assets and liabilities:
Accounts receivable	13,645	21,451
Inventories	(4,329)	(13,696)
Prepaid expenses and other current assets	(21,877)	(17,551)
Other non-current assets	1,385	1,510
Accounts payable, accrued expenses and other current liabilities	(19,186)	(18,000)
Contract liabilities	(630)	244
Other non-current liabilities	369	1,388
Net cash provided by (used in) operating activities	9,803	(11,257)
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,848)	(28,920)
Purchases of short-term investments	—	(7,000)
Net cash used in investing activities	(14,848)	(35,920)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	44,500	54,400
Payments on debt	(35,588)	(15,244)
Payments for contingent considerations	—	(2,600)
Proceeds from exercised stock options and employee stock purchase plan	760	957
Cash taxes paid in net equity settlement	(1,375)	(2,136)
Net cash provided by financing activities	8,297	35,377
Effect of exchange rate changes on cash and cash equivalents	(1,491)	4,529
Net increase (decrease) in cash and cash equivalents	1,761	(7,271)
Cash and cash equivalents at beginning of period	235,048	246,375
Cash and cash equivalents at end of period	$236,809	$239,104
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	92,286	$923	(14,399)	$(689,210)	$1,338,386	$(30,077)	$423,441	$1,043,463
Net loss	—	—	—	—	—	—	(4,617)	(4,617)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(863)	—	(863)
Issuance of common stock through employee stock purchase plan	64	1	—	—	760	—	—	761
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(176)	(2)	43	2,088	(3,461)	—	—	(1,375)
Share-based compensation		—	—	—	5,037	—	—	5,037
Balance, March 31, 2026	92,174	$922	(14,356)	$(687,122)	$1,340,722	$(30,940)	$418,824	$1,042,406

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	91,609	$916	(14,445)	$(691,411)	$1,323,431	$(27,571)	$939,915	$1,545,280
Net loss	—	—	—	—	—	—	(25,293)	(25,293)
Other comprehensive income, net of tax	—	—	—	—	—	3,465	—	3,465
Issuance of common stock through employee stock purchase plan	44	—	—	—	957	—	—	957
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	483	5	21	1,032	(3,167)	—	—	(2,130)
Share-based compensation	—	—	—	—	1,860	—	—	1,860
Balance, March 31, 2025	92,136	$921	(14,424)	$(690,379)	$1,323,081	$(24,106)	$914,622	$1,524,139
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
In the opinion of management, the March 31, 2026 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year.
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
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand, as well as time deposits with original maturities of three months or less and money market funds, which are highly liquid and readily convertible to cash, totaling approximately $236.8 million and $235.0 million at March 31, 2026 and December 31, 2025, respectively.
Short-term investments
The Company had short-term investments, primarily consisting of time deposits with original maturities between three months and one year, totaling approximately $28.7 million and $28.7 million at March 31, 2026 and December 31, 2025, respectively. The short-term investments are valued based on Level 1 measurements in the fair value hierarchy.
IEEPA tariff refund receivable
In February 2026, the U.S. Supreme Court ruled to invalidate the U.S. administration’s tariff program implemented during 2025 under the International Emergency Economic Powers Act (“IEEPA”), concluding that IEEPA did not authorize the broad import duties previously imposed. Subsequent to the U.S. Supreme Court ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish an administrative process to issue refunds of any IEEPA tariffs imposed without appropriate authority. On April 20, 2026, the CBP launched an online portal referred to as the Consolidated Administration and Processing of Entries (“CAPE”) that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds
Any tariffs paid have been capitalized in inventory and have been recognized in cost of goods sold as those products subject to tariffs have been sold. During the three months ended March 31, 2026, the Company applied the guidance within FASB Topic 405-20, Liabilities - Extinguishments of Liabilities (“ASC 405-20”). As a result, the Company recognized a receivable of $18.7 million, recorded in other current assets, for tariffs previously paid on imported goods that are subject to refund. Of this amount, $3.4 million had been previously expensed in 2025 to cost of goods sold and $15.3 million would have been expensed in the current year. These adjustments relate to the legal right to receive a refund of IEEPA tariffs previously imposed on the Company without appropriate authority.
Employee termination benefits
During the three months ended March 31, 2026, the Company adopted a written severance plan that covers most U.S. employees. In situations outside the U.S., the Company has severance policies that meet or exceed the minimum statutory termination benefits requirements by country that must be paid to the affected employees. The Company records employee severance costs associated with restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these restructuring activities are recorded when the payment of benefits is probable and can be reasonably estimated. In situations where the Company pays out termination benefits in excess of the Company’s severance policies based on management’s discretion, the Company records these termination costs once communication is made to the affected employees.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company incurred employee termination costs on restructuring activities in the consolidated statement of operations for the three months ended March 31, 2026 and 2025. The following table summarizes the activity in the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance, beginning of the year	$10,774	$5,151
Charges:
Cost of Goods Sold	537	6
Research and development	662	342
Selling, general and administrative	2,646	5,251
Payments and other adjustments	(5,870)	(1,330)
Balance, end of the period	$8,749	$9,420
Segment information
During the three months ended March 31, 2026, the Company updated the allocation of certain cost and expense information from the Corporate and Other category to the Company’s two reportable segments to align with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages the business. As a result of this update, the Company retrospectively recast prior period results, by segment, to conform to the current period presentation. This update had no impact on the Company’s consolidated results of operations. See Note 15. Segment and Geographic Information, for details of the reallocation of certain cost of goods sold and operating expense information to the Company’s reportable segments.
In addition, during the three months ended March 31, 2026, the Company renamed its Codman Specialty Surgical reportable segment to Specialty Surgery and its Tissue Technologies reportable segment to Tissue Reconstruction to better align with the reportable segments’ business activities, structures, and strategies. The reportable segment name change did not result in any change to the composition of the reportable segments and has no impact on previously reported financial information.
2. ACQUISITIONS AND DIVESTITURES
Acquisition of Durepair®
On October 2, 2024, the Company completed the acquisition of the product rights for Durepair Regeneration Matrix (“Durepair”), a non-synthetic dura substitute for repair of the dura mater during neurosurgical procedures, from Medtronic plc for total consideration of $45.0 million. The Company made cash payments of $10.0 million upon the closing of the acquisition in October 2024, $15.0 million on the first anniversary of the acquisition in October 2025, and will make an additional cash payment of $20.0 million upon the second anniversary of the acquisition in October 2026. The additional cash payment to be made in October 2026 is included at its present value in accrued expenses and other current liabilities as of March 31, 2026.
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
The following table summarizes the changes in the contract asset and liability balances for the three months ended March 31, 2026:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2026	$6,844
Transferred to trade receivables from contract asset included in beginning of the year contract asset	$(4,551)
Contract asset, net of transferred to trade receivables on contracts during the period	$4,363
Contract asset, March 31, 2026	$6,656

Contract Liability
Contract liability, January 1, 2026	$23,010
Recognition of revenue included in beginning of year contract liability	$(4,074)
Contract liability, net of revenue recognized on contracts during the period	$3,481
Foreign currency translation	$8
Contract liability, March 31, 2026	$22,425
As of March 31, 2026, the short-term portion of the contract liability of $11.6 million, representing 52% of unsatisfied or partially unsatisfied performance obligations, is expected to be recognized as revenue within 12 months and is included in current liabilities in the consolidated balance sheet. The long-term portion of $10.8 million, representing the remaining balance to be recognized thereafter, is included in other liabilities in the consolidated balance sheet.
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
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Neurosurgery	$198,195	$190,912
Instruments	47,233	50,950
ENT	37,707	38,802
Total Specialty Surgery	283,135	280,664

Wound Reconstruction	79,648	74,779
Private Label	29,135	27,210
Total Tissue Reconstruction	108,783	101,989
Total Revenue	$391,918	$382,653
See Note 15. Segment and Geographic Information, for details of revenues based on the location of the customer.
4. INVENTORIES
Inventories, net consisted of the following:

Dollars in thousands	March 31, 2026	December 31, 2025
Finished goods	$253,149	$262,614
Work in process	109,675	99,348
Raw materials	132,211	130,773
Total inventories, net	$495,035	$492,735
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2026 were as follows:

Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Total
Goodwill at December 31, 2025	$344,167	$270,990	$615,157
Foreign currency translation	(1,069)	(841)	(1,910)
Goodwill at March 31, 2026	$343,098	$270,149	$613,247
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
During the second quarter of 2025, the Company performed a quantitative assessment of its Tissue Reconstruction, Neurosurgery, and Instruments and ENT reporting units in accordance with ASC 350 due to the decrease in the price per share of the Company’s common stock related to a number of factors including recent tariff changes that have created broad economic uncertainty and the impact of quality, operational, and supply issues. The Company recognized an aggregate charge of $511.4 million in goodwill impairment expense in the consolidated statement of operations in the second quarter of 2025. The quantitative test for the Tissue Reconstruction reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Reconstruction reporting unit was less than its carrying amount and recognized an impairment of $123.3 million. The quantitative test for the Neurosurgery reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.5% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Neurosurgery reporting unit was less than its carrying amount and recognized an impairment of $249.0 million. The quantitative test for the Instruments and ENT reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 12.0% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Instruments and ENT reporting unit was less than its carrying amount and recognized an impairment of $139.1 million.
In the third quarter of 2025, the Company performed its annual test of its reporting units for impairment and completed a qualitative evaluation of its Tissue Reconstruction and Neurosurgery reporting units. The Instruments and ENT reporting unit had been deemed fully-impaired during the second quarter of 2025 and was excluded from this evaluation. After performing the qualitative analysis, the Company concluded that it was more likely than not that the fair values of the Tissue Reconstruction and Neurosurgery reporting units were greater than their carrying amounts. Therefore, it was not necessary to perform a quantitative impairment test.
During the three months ended March 31, 2026, the Company observed a decline in the market valuation of the Company’s common stock along with a volatile macroeconomic environment due to continuing tensions in global trade relationships and the ongoing military conflict between the U.S., Israel, and Iran. As a result, the Company has evaluated whether an event has occurred or circumstances changed that could potentially reduce the fair value of a reporting unit below its carrying amount as of March 31, 2026, and determined it was not more likely than not that the fair values of the Tissue Reconstruction and Neurosurgery reporting units was less than their respective carrying values. The Company will continue to evaluate changes in events and circumstances which could impact this conclusion in the future, including quantitative and qualitative factors such as the Company’s market capitalization or macroeconomic conditions affecting the Company’s forecast results. If an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount, the Company will perform an interim assessment of goodwill for impairment. The Company will also continue to monitor conditions that may require the Company to perform an interim assessment of its intangible assets for impairment.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2026
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,483,774	$(654,169)	$829,605
Customer relationships	12 years	169,070	(146,201)	22,869
Trademarks/brand names	27 years	103,082	(48,736)	54,346
Codman tradename	Indefinite	179,170	—	179,170
Supplier relationships	30 years	30,211	(20,349)	9,862
All other	6 years	23,346	(13,853)	9,493
		$1,988,653	$(883,308)	$1,105,345

	December 31, 2025
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,486,304	$(632,204)	$854,100
Customer relationships	12 years	169,369	(145,187)	24,182
Trademarks/brand names	27 years	103,454	(47,799)	55,655
Codman tradename	Indefinite	179,959	—	179,959
Supplier relationships	30 years	30,211	(20,104)	10,107
All other	6 years	23,434	(12,774)	10,660
		$1,992,731	$(858,068)	$1,134,663
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
Total amortization of intangible assets for the three months ended March 31, 2026 was $27.0 million. Of this amount, $23.2 million was related to amortization of technology based intangibles and included in cost of goods sold.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Total amortization of intangible assets for the three months ended March 31, 2025 was $26.5 million. Of this amount, $22.8 million was related to amortization of technology based intangibles and included in cost of goods sold.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $80.8 million for the remainder of 2026, $106.8 million in 2027, $103.2 million in 2028, $97.9 million in 2029, $91.8 million in 2030, $88.8 million in 2031 and $359.9 million thereafter.
6. DEBT
Amendment to the Seventh Amended and Restated Credit Agreement
On March 24, 2023, the Company entered into the March 2023 Amendment of the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment of the Senior Credit Facility extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest. The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at March 31, 2026, the Company was in compliance with all such covenants.
On June 6, 2025, in response to the risks and uncertainties surrounding the Company’s future results of operations due to tariffs, the Company entered into the June 2025 Amendment of the Senior Credit Facility (the “June 2025 Amendment”) with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The June 2025 Amendment did not increase the Company’s total indebtedness or extend the maturity date of the Senior Credit Facility.
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
At March 31, 2026 and December 31, 2025, there was $1,075.0 million and $1,045.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility. At March 31, 2026 and December 31, 2025, there was $716.9 million and $726.6 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 5.9% and 5.7%, respectively. As of March 31, 2026 and December 31, 2025 there was $38.8 million of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
The fair value of the term loan component and revolving credit facility component of the Senior Credit Facility at March 31, 2026 was $713.4 million, and $1,069.5 million, respectively. The fair value was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
As of March 31, 2026 and December 31, 2025, letters of credit outstanding totaled $3.0 million. There were no amounts drawn under the letters of credit outstanding as of March 31, 2026.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of March 31, 2026	Principal Repayment
Dollars in thousands
Remainder of 2026	$29,063
2027	53,281
2028	634,531
$716,875
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $31.3 million for the remainder of 2026, $39.5 million in 2027 and $8.6 million in 2028. Interest is calculated on the term loan component of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Senior Credit Facility. As the revolving credit facility component of the Senior Credit Facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In connection with the issuance of the 2025 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2025 Notes (the “hedge participants”). The cost of the call transactions was $104.2 million for the 2025 Notes. The Company received $44.5 million of proceeds from the warrant transactions for the 2025 Notes. The call transactions involved purchasing call options from the hedge participants, and the warrant transactions involved selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions was $73.67, subject to anti-dilution adjustments substantially similar to those in the 2025 Notes. The initial strike price of the warrant transactions was $113.34 for the 2025 Notes, subject to customary anti-dilution adjustments. The call transactions entered into with the hedge participants expired in August 2025 and the warrant transactions entered into with the hedge participants expired ratably over the period from November 2025 through February 2026.
Securitization Facility
The Company maintains an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of March 31, 2026, the Company was in compliance with the covenants and none of the termination events had occurred.
At March 31, 2026 and December 31, 2025, the Company had $76.4 million and $87.8 million, respectively, of outstanding borrowings under its Securitization Facility with an interest rate of 4.7% and 4.8%, respectively. The fair value of the outstanding borrowing of the Securitization Facility at March 31, 2026 was $73.1 million. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly, and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
On April 10, 2026, the Company entered into an amendment to the Securitization Facility Agreement with a syndicate of lending banks with PNC Bank, N.A., as Administrative Agent (the “2026 Securitization Facility Amendment”). The 2026 Securitization Facility Amendment extended the maturity date from December 15, 2026 to April 10, 2029 and modified the terms of certain financial covenants and termination events but did not increase the borrowing capacity available to the Company under the Securitization Facility. Under the terms of the 2026 Securitization Facility Amendment, fees on the Company’s borrowings drawn under the Securitization Facility were modified and will range between 95 basis points and 125 basis points based upon the Company’s Consolidated Total Leverage Ratio. The Company incurred approximately $0.3 million of new issuance costs associated with the 2026 Securitization Facility Amendment which will be amortized over the remaining term of the Securitization Agreement as amended.
Debt Issuance Costs
Debt issuance costs associated with the Senior Credit Facility (other than the revolving credit facility component) are presented as a reduction to the carrying value of the related debt. Debt issuance costs associated with the revolving credit facility component of the Senior Credit Facility are capitalized within other long-term assets on the consolidated balance sheet.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of March 31, 2026 and December 31, 2025 are as follows:

		March 31, 2026		December 31, 2025
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$716,875	$713,448	$726,563	$725,480
Senior credit facility - revolving component	Level 2	1,075,000	1,069,462	1,045,000	1,043,340
Securitization	Level 2	76,400	73,085	87,800	86,678
Subtotal		$1,868,275	$1,855,995	$1,859,363	$1,855,498
Debt issuance costs		(2,870)		(3,257)
Total debt		$1,865,405	$1,855,995	$1,856,106	$1,855,498
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
The Company held the following interest rate swaps as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	March 31, 2026	December 31, 2025				March 31, 2026	December 31, 2025
Hedged Item	Notional Amount		Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month Term SOFR Loan	100,000	100,000	December 30, 2022	December 31, 2027	2.885%	1,380	950
1-month Term SOFR Loan	100,000	100,000	December 30, 2022	December 31, 2027	2.867%	1,444	1,006
1-month Term SOFR Loan	575,000	575,000	July 31, 2025	December 31, 2027	1.415%	22,757	22,094
1-month Term SOFR Loan	125,000	125,000	July 1, 2025	December 31, 2027	1.404%	4,970	4,825
Basis Swap (1)	—	—	March 24, 2023	December 31, 2027	N/A	(1,425)	(1,629)
	$900,000	$900,000				$29,126	$27,246
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to interest income from AOCI as of March 31, 2026 within the next twelve months is $17.4 million.
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
The Company held the following cross-currency rate swaps as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

				March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	February 20, 2025	December 20, 2030	3.25%	299,387	305,137	(50,500)	(54,149)
Receive U.S.$			6.14%	336,088	342,543

Pay CHF	November 10, 2025	September 30, 2030	4.00%	56,644	56,644	(2,581)	(2,684)
Receive U.S.$			7.11%	70,000	70,000

Pay CHF	November 10, 2025	September 29, 2028	3.00%	80,920	80,920	$(1,969)	$(2,834)
Receive U.S.$			6.23%	100,000	100,000

Total						$(55,050)	$(59,667)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of March 31, 2026 within the next twelve months is $10.0 million.
For the three months ended March 31, 2026 and 2025, the Company recorded a gain of $5.9 million and a loss of $(9.4) million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the three months ended March 31, 2026 and 2025, the Company recorded gains of $3.5 million and $1.2 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

					March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	192,140	192,140	(44,759)	(47,619)
Receive U.S.$			1.94%		$200,000	200,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(9,762)	(10,568)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	68,483	(12,051)	(12,407)
Receive U.S.$			2.74%		$75,000	75,000

Pay CHF	February 21, 2025	December 15, 2031	—%	CHF	67,800	67,800	(9,308)	(9,394)
Receive U.S.$			3.24%		$75,000	75,000

Pay CHF	July 25, 2025	December 15, 2032	—%	CHF	59,693	59,693	(2,187)	(2,211)
Receive U.S.$			2.66%		$75,000	75,000

Total							$(78,067)	$(82,199)
The net investment hedges are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to interest income from AOCI as of March 31, 2026 within the next twelve months is $11.1 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Foreign Currency Forward Contracts
The Company has entered into forward contracts designated as cash flow hedges for forecasted purchases in foreign currencies, primarily CHF-denominated intercompany purchases. These contracts typically settle at various dates within twelve months of execution. As of March 31, 2026, the notional amount of foreign currency forward contracts was CHF 14.1 million. The foreign currency forward contracts are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. The changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs.
For the three months ended March 31, 2026 and 2025, amounts reclassified to earnings included (i) the effective hedge component amounts of $0.5 million and $0.2 million, respectively, within cost of goods sold, and (ii) forward‑points amortization of $(0.1) million and $(0.2) million, respectively, within other income (expense), net. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below.
On April 28, 2026, the Company entered into foreign currency forwards with a notional amount of CHF 3.1 million to be designated as a cash flow hedge to mitigate the exchange rate risk of CHF-denominated intercompany purchases. These contracts settle at various dates within twelve months of execution.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2026	December 31, 2025
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$18,401	$16,126
Cross-currency swap	8,343	8,325
Foreign currency forward contracts	—	29
Net Investment Hedges
Cross-currency swap	7,494	7,474
Other assets
Cash Flow Hedges
Interest rate swap	12,151	12,749
Total derivatives designated as hedges — Assets	$46,389	$44,703

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$1,040	$1,103
Foreign currency forward contracts	614	—
Net Investment Hedges
Cross-currency swap	8,072	8,798
Other liabilities
Cash Flow Hedges
Interest rate swap	386	526
Cross-currency swap	63,393	67,992
Net Investment Hedges
Cross-currency swap	77,489	80,875
Total derivatives designated as hedges — Liabilities	$150,994	$159,294
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Effects of Derivative Instruments
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2026 and 2025:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended March 31, 2026
Cash Flow Hedges
Interest rate swap	$27,247	$6,261	$4,380	$29,128	Interest expense
Cross-currency swap	(6,583)	7,364	8,668	(7,887)	Other income, net
Foreign Currency Forward Contract	727	(439)	410	(122)	Cost of sales
Net Investment Hedges
Cross-currency swap	(93,141)	7,213	3,080	(89,008)	Interest income
	$(71,750)	$20,399	$16,538	$(67,889)
Three Months Ended March 31, 2025
Cash Flow Hedges
Interest rate swap	$48,794	$(7,463)	$1,426	$39,905	Interest expense
Cross-currency swap	(11,621)	(10,032)	(8,230)	(13,423)	Other income, net
Foreign Currency Forward Contract	$(624)	$436	$23	$(211)
Net Investment Hedges
Cross-currency swap	(31,130)	(3,435)	2,633	(37,198)	Interest income
	$5,419	$(20,494)	$(4,148)	$(10,927)

Derivative Instruments not Designated Hedges
From time to time, the Company enters into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany balances in Chinese yuan (“CNH”) CHF, and EUR. These contracts typically settle at various dates within twelve months of execution. As of March 31, 2026, the notional amounts totaled CNH 30.0 million, CHF 4.0 million, and EUR 7.0 million equivalent to $4.4 million, $5.1 million, and $8.2 million, respectively.
In 2021, the Company entered into a foreign currency swap, with a notional amount of JPY 800.0 million, equivalent to $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company subsequently paid down a portion of this swap, bringing the notional amount down to JPY 400.0 million, equivalent to $3.6 million as of March 31, 2026.
The fair value of the foreign currency swaps not designated as hedges was $1.3 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.
The following table summarizes the gains and losses on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended March 31,
	2026	2025
Foreign currency forward contracts	(222)	174
Foreign currency swaps	(54)	$169
Total	$(276)	$343

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
8. STOCK-BASED COMPENSATION
As of March 31, 2026, the Company had stock options, restricted stock awards, performance stock units and restricted stock units outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”).
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
Stock Options
As of March 31, 2026, there were approximately $4.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were no stock options granted during the three months ended March 31, 2026.
Restricted Stock and Performance Stock
Performance stock units, restricted stock units and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change-in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on specific revenue and profitability targets. The Company expenses the fair value of restricted stock awards and restricted stock units on a straight-line basis over the requisite service period. As of March 31, 2026, there was approximately $54.2 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 2,397,075 restricted stock units and 1,149,357 performance stock units during the three months ended March 31, 2026. For the three months ended March 31, 2026, the weighted average grant date fair value for restricted stock units and performance stock units granted was $9.79 and $9.61 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2026 were $0.4 million. The components of the net periodic benefit costs other than the service cost component of $1.0 million for the three months ended March 31, 2026 are included in other income, net in the consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three months ended March 31, 2025 were $0.4 million. The components of the net periodic benefit costs other than the service cost component of $0.8 million for the three months ended March 31, 2025 are included in other income, net in the consolidated statements of operations.
The estimated fair values of plan assets were $71.1 million and $71.7 million as of March 31, 2026 and December 31, 2025, respectively. The net plan assets of the pension plans are invested in common trusts as of March 31, 2026 and December 31, 2025. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a deferred compensation plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $7.3 million and $7.9 million as of March 31, 2026 and December 31, 2025, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
10. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities, equipment and vehicles through operating lease agreements. The Company has no finance leases as of March 31, 2026. Many of the Company’s facility leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the three months ended March 31, 2026 and March 31, 2025 was $6.4 million and $5.9 million, respectively, which includes $0.1 million in related party operating lease expense.
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	March 31, 2026	December 31, 2025
ROU assets	$137,197	$140,568

Current lease liabilities	13,932	14,019
Non-current lease liabilities	160,116	163,059
Total lease liabilities	$174,048	$177,078

Weighted average remaining lease term (in years):
Leased facilities	15.6 years	15.7 years
Leased vehicles	2.8 years	2.7 years
Leased equipment	2.8 years	2.9 years

Weighted average discount rate:
Leased facilities	5.4%	5.4%
Leased vehicles	3.1%	3.2%
Leased equipment	6.6%	6.9%
Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 were as follows:

Dollars in thousands	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,660	$5,890

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$232	$958

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Future minimum lease payments under operating leases at March 31, 2026 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2026	$222	$13,223	$13,445
2027	296	21,784	22,080
2028	296	19,053	19,349
2029	246	18,766	19,012
2030	—	18,261	18,261
2031	—	17,826	17,826
Thereafter	—	148,993	148,993
Total minimum lease payments	$1,060	$257,906	$258,966
Less: Imputed interest			84,918
Total lease liabilities			174,048
Less: Current lease liabilities			13,932
Long-term lease liabilities			160,116
There were no future minimum lease payments under finance leases at March 31, 2026.
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
11. TREASURY STOCK
As of March 31, 2026 and December 31, 2025, there were 14.4 million and 14.4 million shares of treasury stock outstanding with a cost of $687.1 million and $689.2 million, respectively, at a weighted average cost per share of $47.86 for both periods.
On December 31, 2025, the Company’s share repurchase program expired. At the time of expiration, approximately $50.0 million remained available for repurchase. The Company did not adopt a new share repurchase program upon the expiration.
12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2026	2025
Reported tax rate	(91.7)%	15.8%
The Company’s effective income tax rates for the three months ended March 31, 2026 and 2025 were (91.7)% and 15.8%, respectively. For the three months ended March 31, 2026, the Company’s effective tax rate was primarily driven by a $2.9 million tax expense related to a shortfall from stock-based compensation, due to market conditions. For the three months ended March 31, 2025, the Company’s effective tax rate was driven by federal, state, and international tax benefits generated from operating losses in certain jurisdictions, offset by a $2.1 million tax expense related to a shortfall from stock-based compensation.

Changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., with certain provisions effective in 2025 and others implemented through 2027. The OBBBA included the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, the immediate expensing of previously capitalized research and development costs, and reduced limitations on interest expense deductions, among other provisions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Further, the Company continues to monitor legislation in foreign jurisdictions, enacted in response to ongoing efforts led by the Organization of Economic Cooperation and Development (“OECD”). The OECD released Pillar Two model rules, defining a new 15% global minimum tax for each jurisdiction in which a multinational corporation operates, effective beginning in 2024.
13. NET LOSS PER SHARE
Basic and diluted net loss per share was as follows:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2026	2025
Basic net loss per share:
Net loss	$(4,617)	$(25,293)
Weighted average common shares outstanding	76,951	76,463

Basic net loss per common share	$(0.06)	$(0.33)

Diluted net loss per share:
Net loss	$(4,617)	$(25,293)

Weighted average common shares outstanding — Basic	76,951	76,463
Effect of dilutive securities:
Stock options and restricted stock	—	—
Weighted average common shares for diluted earnings per share	76,951	76,463

Diluted net loss per common share	$(0.06)	$(0.33)
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
Common stock of approximately 1.6 million and 1.6 million shares at March 31, 2026 and 2025, respectively, were not included in the computation of diluted net income and diluted net loss per share, respectively, because their effect would have been anti-dilutive.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Net loss	$(4,617)	$(25,293)
Foreign currency translation adjustment	(476)	11,631
Change in unrealized (gain) loss on derivatives, net of tax	(220)	(8,016)
Pension liability adjustment, net of tax	(167)	(150)
Comprehensive loss, net	$(5,480)	$(21,828)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2025 and March 31, 2026 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2026	$15,948	$4,984	$(51,009)	$(30,077)
Other comprehensive gain	10,593	—	1,890	12,483
Less: Amounts reclassified from accumulated other comprehensive income, net	10,813	167	2,366	13,346
Net current-period other comprehensive (loss)	(220)	(167)	(476)	(863)
Balance at March 31, 2026	$15,728	$4,817	$(51,485)	$(30,940)
For the three months ended March 31, 2026, the Company reclassified gains of $7.3 million and $5.7 million from AOCI to other income and interest income, respectively. Additionally, the Company reclassified a loss of $0.3 million from AOCI to cost of goods sold.
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company is organized primarily on the basis of products and operates two global reportable segments. Resources are allocated and performance is assessed by the Company’s President and Chief Executive Officer, which the Company has determined to be the Chief Operating Decision Maker (“CODM”).
During the three months ended March 31, 2026, the Company renamed its two reportable segments to better align with the reportable segments’ business activities, structures, and strategies. The reportable segment name change did not result in any change to the composition of the reportable segments and has no impact on previously reported financial information. The two reportable segments and their activities are described below.
•The Specialty Surgery reportable segment operations consist of (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment; (ii) the Instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices; and (iii) the ENT business, which includes instrumentation, balloon technologies for sinus dilation and eustachian tube dilation, as well as surgical navigation systems.
•The Tissue Reconstruction reportable segment operations consists of the Wound Reconstruction business, which sells offerings such as skin and wound repair, plastics and surgical reconstruction products and nerve and tendon repair products. The Tissue Reconstruction segment also includes the Company’s private label business which performs contract manufacturing for third parties.
The Corporate and Other category includes a portion of various executive, finance, human resource, information systems and legal functions which are not allocated to the reportable segments. During the three months ended March 31, 2026, the Company updated the allocation of certain cost and expense information that the CODM regularly reviews to evaluate performance for decision-making purposes from the Corporate and Other category to the Company’s reportable segments to align with how the CODM reviews and manages the business. As a result of this update, the Company retrospectively recast prior period results, by reportable segment, to conform to the current period presentation. This update had no impact on the Company’s consolidated results of operations.
For both reportable segments, the CODM uses segment revenue and segment operating income to assess the performance for each segment and in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for segment revenue and segment operating income when making decisions about allocating capital and personnel to the reportable segments.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Net sales and profit by each reportable segment for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026
Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total
Total revenue, net	$283,135	$108,783	$—	$391,918

Cost of goods sold	110,475	37,459	27,002	174,936
Research and development	11,853	7,532	4,116	23,501
Selling, general & administrative	77,681	43,526	57,028	178,235
Intangible asset amortization	—	—	3,776	3,776
Total cost and expenses	200,009	88,517	91,922	380,448

Operating income (loss)	$83,126	$20,266	$(91,922)	11,470
Interest income				4,106
Interest expense				(22,465)
Other income, net				4,480
Loss before income taxes				$(2,409)

	Three Months Ended March 31, 2025
Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total
Total revenue, net	$280,664	$101,989	$—	$382,653

Cost of goods sold (1)	109,861	49,270	29,090	188,221
Research and development (1)	14,795	5,972	3,961	24,728
Selling, general & administrative (1)	83,787	42,304	55,406	181,497
Intangible asset amortization	—	—	3,704	3,704
Total cost and expenses	208,443	97,546	92,161	398,150

Operating income (loss)	$72,221	$4,443	$(92,161)	(15,497)
Interest income				4,420
Interest expense				(18,815)
Other income, net				(144)
Loss before income taxes				$(30,036)
(1) The amounts reported for the three months ended March 31, 2025 have been retrospectively recast to reflect the realignment of certain cost and expense information as discussed in Note 1. Basis of Presentation.
The Company does not allocate any assets to the reportable segments. No asset information is reported to the CODM and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
United States	$289,380	$282,217
Europe	39,962	35,326
Asia Pacific	45,212	45,105
Rest of World	17,364	20,005
Total Revenues	$391,918	$382,653

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
On December 21, 2023, Fortis Advisors, LLC (representative of the security holders of ACell, Inc. (“ACell”)) filed for arbitration against Integra LifeSciences before the Court of International Arbitration of the International Chamber of Commerce claiming breach of contract related to the earnout consideration from the 2021 acquisition of ACell. Refer to the “Contingent Consideration” subheading of this Note for additional information on the ACell contingent consideration. The arbitration was held in September 2025. On April 15, 2026, the arbitration tribunal issued its decision finding in Integra’s favor on all claims and awarding the company its attorneys’ fees and costs to be paid by Fortis.
On September 12, 2023, a securities class action complaint, captioned Pembroke Pines Firefighters & Police Officers Pension Fund v. Integra LifeSciences Holdings Corporation, No. 23-cv-20321 (D.N.J.), was filed by a purported stockholder of the Company in the United States District Court for the District of New Jersey (the “Pembroke Litigation”) against the Company and certain of the Company’s current and former executive officers. The Pembroke Litigation, filed on behalf of a putative class of stockholders who purchased or acquired the Company’s common stock between March 11, 2019 and May 22, 2023, inclusive, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on the basis of purportedly materially false and misleading statements and omissions relating to certain quality systems issues identified by the FDA at the Company’s Boston facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Reconstruction segment. The complaint seeks, among other things, compensatory damages, attorneys’ fees, expert fees, and other costs. The Company believes that it has strong defenses to the allegations in the Pembroke Litigation, and intends to continue to defend the matter vigorously. On July 1, 2025, the class action complaint was dismissed without prejudice. The plaintiffs filed a Second Amended Complaint on August 14, 2025. The Company has filed a motion to dismiss the Second Amended Complaint on October 14, 2025. On March 16, 2026, the plaintiffs filed their Supplemental Amended Complaint, in response to which the Company filed its Supplemental Motion to Dismiss on April 3, 2026.
On May 13, 2025 and May 16, 2025, derivative lawsuits captioned Leverett v. Integra LifeSciences Holding Corp. et al, No. 3:2025-cv-04214 (D.N.J.) and Simpkins v. Integra LifeSciences Holding Corp. et al, No. 3:2025-cv-04446 (D.N.J.) were filed in the United States District Court for the District of New Jersey. The actions purport to assert derivative claims on behalf of the Company against its current Board of Directors and certain of its current or former officers and directors. The actions assert claims that the individual defendants breached their fiduciary duties and harmed the Company by making false and misleading statements and omissions relating to certain quality systems issues identified by the U.S. Food and Drug Administration (“FDA”) at the Company’s Boston, Massachusetts manufacturing facility, the Company’s efforts to remediate those issues, and the Company’s forecasts for certain products in its Tissue Reconstruction segment. The complaint seeks, among other things, compensatory damages, attorneys' fees, expert fees, and other costs. The Company believes that it has strong defenses to the allegations in the lawsuits and intends to defend the matters vigorously. These derivative actions have stayed pending resolution of the motion to dismiss in the Pembroke litigation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contingent Consideration
The Company determined the fair value of contingent consideration during the three month period ended March 31, 2026 and March 31, 2025 to reflect the change in estimate, additions, payments, transfers and the time value of money during each period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the three months ended March 31, 2026 and March 31, 2025 is as follows (in thousands):

Three Months Ended March 31, 2026	Contingent Consideration Liability Related to the Acquisition of:
	Arkis (1)	Derma Sciences (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2026	$6,299	$350	19,400	26,049
Payment	—	—	—	—
Change in fair value of contingent consideration liabilities	9	(2)	(1,300)	(1,293)
Balance as of March 31, 2026	6,308	348	18,100	24,756

Short-Term - Accrued expenses and other liabilities	$—	$—	$18,100	$18,100
Long-Term - Other liabilities	6,308	348	—	6,656
Total	6,308	348	18,100	24,756

Three Months Ended March 31, 2025	Contingent Consideration Liability Related to the Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2025	$12,968	$2,686	$3	$54,000	69,657
Payment	(5,000)	—	—	—	(5,000)
Change in fair value of contingent consideration liabilities	(812)	50	—	600	(162)
Balance as of March 31, 2025	$7,156	$2,736	$3	$54,600	64,495

Short-Term - Accrued expenses and other liabilities	$3,598	$—	$—	$35,000	$38,598
Long-Term - Other liabilities	3,558	2,736	3	19,600	25,897
Total	7,156	2,736	3	54,600	64,495
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
Surgical Innovations Associates, Inc.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the pre-market approval ("PMA") application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date. In the second quarter of 2025, the Company paid out $18.1 million related to the 2024 performance year. Similarly, in the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. The Company calculated the remaining milestone payment for the 2025 performance year based on actual sales for the year ended December 31, 2025 and expects to make the 2025 performance year payment, totaling $18.1 million, in the second quarter of 2026. The Company used probabilities of achieving the conditions to calculate the fair value of the contingent consideration for the PMA approval milestone.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 consisted of the following:

Dollars in thousands	Fair Value Measurement	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	Level 1	$236,809	$235,048
Short-term investments	Level 1	28,693	28,693
Interest rate swaps	Level 2	29,126	27,246
Foreign currency forward contracts	Level 2	—	29
Foreign currency forward contracts (not designated as hedges)	Level 2	1,291	1,015
Total Assets:		$295,919	$292,031

Liabilities:
Cross currency rate swaps	Level 2	$55,050	$59,667
Net investment hedges	Level 2	78,067	82,199
Foreign currency forward contracts	Level 2	614	—
Contingent consideration	Level 3	24,756	26,049
Total Liabilities:		$158,487	$167,915

There were no transfers into or out of Level 3 during the three months ended March 31, 2026 and 2025.
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
Other than the fair value estimates disclosed in Note 2. Acquisitions and Divestitures, Note 5. Goodwill and Other Intangible Assets, and Note 10. Leases and Related Party Leases, there were no non-recurring fair value measurements during the three months ended March 31, 2026 and 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We have made statements in this Quarterly Report that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, but not limited to, statements regarding our future business, operational and financial performance and the Company’s expectations and plans with respect to market opportunity, business and operational performance, strategic initiatives, capabilities, resources, manufacturing capabilities, product development, product availability and regulatory approvals, including our plans to operationalize the Company’s manufacturing facility in Braintree, Massachusetts (“the Braintree facility”), our expectations regarding the Compliance Master Plan (“the CMP”) implementation, engagement and efficacy, our restructuring and cost-saving initiatives, our intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products and services, accounting estimates, financing activities, ongoing contractual obligations and compliance with restrictive and financial covenants of our outstanding indebtedness, working capital adequacy, value of our investments, our effective tax rate, estimates regarding the impact of tariffs adopted or implemented by the U.S. or other countries on our business, financial condition and results of operations, our expected returns to shareholders, and our sales efforts, are forward-looking statements. In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” or the negative version of these words or other similar words and expressions in this Quarterly Report.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We believe these risks include but are not limited to those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. Such risks and uncertainties include, but are not limited, to the following: increased geopolitical tension, instability and other macroeconomic factors, including trade barriers and related restrictions (including tariffs and related countermeasures), armed conflict and acts of terrorism, supply chain disruptions, and interest rate and foreign currency rate fluctuations on the Company’s suppliers, vendors and customers and on the Company’s business and financial condition, results of operations and cash flows; the Company's ability to execute its financial, strategic and operating plans effectively; the Company’s ability to remediate quality systems violations; difficulties in implementing the CMP; difficulties or delays in obtaining and maintaining required regulatory approvals, including the costs thereof; potential difficulties, delays and disruptions in manufacturing, distribution or sale of products; the failure of the company’s suppliers, vendors, and other third parties to meet contractual, regulatory and other obligations; the anticipated development of markets the Company sells its products into and the success of the Company’s products in these markets; the Company’s ability to predict accurately the demand for its products and products under development; increasing industry competition; the coverage and reimbursement decisions of third-party payors; trends toward health care cost containment; difficulties in controlling expenses, including costs to procure and manufacture the Company’s products; the ability of the Company to successfully manage leadership and organizational changes and the impact of changes in management or staff levels; the impact of goodwill and intangible asset impairment charges if future operating results of acquired businesses are significantly less than the results anticipated at the time of the acquisitions; the geographic distribution of where the Company generates its taxable income; changes to applicable laws, regulations and enforcement guidance, including tax laws and global health care reforms; fluctuations in foreign currency exchange rates; the amount of our bank borrowings outstanding and other factors influencing liquidity; breaches, failures or other disruptions of our or our vendors’ or customers’ information technology systems or products; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
We manufacture and sell medical technologies and products in two reportable business segments: Specialty Surgery (formerly, Codman Specialty Surgical) and Tissue Reconstruction (formerly, Tissue Technologies). The Specialty Surgery segment, which represents approximately 70% of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care, and otolaryngology, commonly referred to as ear, nose, and throat (“ENT”). We are the world leader in neurosurgery and one of the top three providers in the U.S. in instruments used in precision, specialty, and general surgical procedures. Our Tissue Reconstruction segment generates about 30% of our overall revenue and focuses on wound reconstruction and private label.
We have key manufacturing and research facilities located in California, Maryland, Massachusetts, New Jersey, Ohio, Puerto Rico, Tennessee, Utah, France, Germany, Ireland, Israel and Switzerland. We source most of our handheld surgical instruments and dural sealant products through specialized third-party vendors.
OUR PRODUCTS, SERVICES AND TECHNOLOGIES
We were the first company to receive an FDA claim for regeneration of dermal tissue and are a world leader in regenerative technology. We have developed numerous product lines from this technology for applications ranging from burn and deep tissue wounds to the repair of dura mater in the brain, as well as nerves and tendons. We have expanded our base regenerative technology business to include neurosurgical products, ENT, surgical instruments and wound reconstruction solutions through global acquisitions and product development to meet the evolving needs of our customers and enhance patient care.
SPECIALTY SURGERY
Neurosurgery: In neurosurgery, we are a global leader in neuro-access, neuro-surgical and neuro-monitoring technologies. Our product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions. This portfolio features leading brands such as Codman, Duraseal, CUSA, Mayfield and Duragen.
We offer leading technologies in dural repair, ultrasonic tissue ablation, intracranial pressure (“ICP”) monitoring, hydrocephalus management, and cranial stabilization systems, while providing a rich research and development pipeline for growth.
Surgical Instruments: Our specialty instrumentation portfolio includes a catalog of surgical headlamps, surgical instruments, as well as after-market service. With thousands of surgical instrument products, comprised of a comprehensive portfolio of reusable and disposable instruments, including forceps, retractors, scissors, and curettes, tailored for neurosurgery and spine surgery including specialty surgical instruments, we call on the central sterile processing unit of hospitals and acute care surgical centers. Additionally, through a strong U.S. distribution model, we can serve the needs of medical offices.
ENT Solutions: The Company’s ENT portfolio comprises a broad range of products including the TruDi® Navigation System featuring navigated surgical instrumentation, the RELIEVA SPINPLUS® Balloon Sinuplasty System, the AERA® Eustachian Tube Dilation System, and the MicroFrance ENT instrumentation line.
TISSUE RECONSTRUCTION
Our Tissue Reconstruction segment develops and markets a broad portfolio of regenerative tissue products and technologies primarily focused on wound reconstruction and care and private label. This segment serves a diverse range of specialties, including plastic and reconstructive surgery, general surgery, and wound management.
We currently utilize five unique regenerative technology platforms consisting of highly engineered bovine collagen (derived from bovine sources for structural support), bovine dermis (acellular dermal tissue for natural integration), porcine urinary bladder (extracellular matrix for cellular repopulation), human amniotic tissue (allografts as a wound cover), and resorbable synthetic mesh (biodegradable materials for temporary reinforcement). These technologies address clinical needs in treating acute wounds such as burns, chronic wounds including diabetic foot ulcers, and surgical tissue repair applications such as hernia reinforcement, tendon protection, and peripheral nerve repair.
Wound Reconstruction: We offer a broad portfolio of products and solutions addressing a full spectrum of needs when managing complex wounds including acute wounds (e.g., burns and trauma), chronic wounds (e.g., diabetic foot ulcers and venous ulcers), and other complex wound types. The goal is to support the body’s wound healing process by providing scaffolds that create a wound environment that facilitates cellular invasion and revascularization. These products are often used in hospital settings, wound care clinics, or outpatient procedures.

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
Neurosurgery, Surgical Instruments, and ENT Solutions. The Specialty Surgery neurosurgical business consists of a broad portfolio of market-leading brands, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and  Europe, which we expect to continue in the near-to-long term. We have several active programs focused on life cycle management and innovation for capital and disposable products in our portfolio. Our product development efforts are focused on core clinical applications in cerebrospinal fluid (“CSF”) management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery (“MIS”) and the surgical management of intracerebral hemorrhage (“ICH”).
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
In September 2025, the Mayfield® Ghost Base Unit Post launched in the U.S., which is designed to help provide clear visualization of anatomical structure and to support surgical accuracy and patient positioning.

In November 2025, we received 510(k) clearance for the use of the CUSA Clarity system for cardiac surgeries, used for the debridement of unwanted tissue in cardiac surgeries, including valve replacement and repair.
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
In the third quarter of 2021, we filed a PMA application for a specific indication for SurgiMend® in the use of post-mastectomy breast reconstruction and in July 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We currently expect the Braintree facility to be operational in June 2026, with PMA approval anticipated to follow in 2027. We are also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction (“IBBR”). We completed enrollment for the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction in June 2023; completed treatment in 2024, completed patient 1-year follow up in 2025, and we continue to advance the PMA application. Currently, we hope to secure PMA approval for DuraSorb in 2027.
In 2024, we acquired the product rights for Durepair Dural Regeneration Matrix, a suturable dural graft which complements our portfolio of dural grafts and sealants, and subsequently launched the product for commercial sale in the U.S. in October 2025.
EUROPEAN UNION MEDICAL DEVICE REGULATION UPDATES
We continue to work towards certifying our products under the EU MDR. In recent years, we received EU MDR certification in our Specialty Surgery segment for Hakim Programmable Valves, Certas Plus with and without Bactiseal catheters, Surgical Patties and Strips, DuraSeal Dural and Xact, CUSA Clarity, DuraGen Suturable, Cranial Drills and Perforators, as well as IDRT, BioPatch, MicroMatrix, and Cytal in our Tissue Reconstruction segment. We do not currently anticipate any significant disruption to our commercial activities in Europe related to EU MDR.
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

On March 7, 2019, TEI Biosciences, Inc. (“TEI”), one of our wholly-owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter was related to quality systems issues at TEI’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”). The Boston facility manufactured extracellular bovine matrix products in our Tissue Reconstruction segment that were sold both in wound reconstruction and care and surgical reconstruction franchises, and in private label channels. The 2019 Warning Letter resulted from an inspection held at the Boston facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to our corrective actions. On October 28, 2021, the FDA initiated an inspection of the Boston facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021 (the “2021 Form 483”). On March 1, 2023, the FDA commenced an inspection of the Boston facility and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, the Company initiated a voluntary global recall of all products manufactured at the Boston facility, including PriMatrix, SurgiMend, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023 (the “Boston recall”). On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted periodic responses to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the warning letters and Form 483s and are continuing significant efforts to remediate the observations.
Although the warning letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. Following its assessment of the results of a third-party audit of the Boston facility, the Company announced in the second quarter of 2024 that it no longer planned to restart the manufacture of PriMatrix and SurgiMend at its Boston facility. The restart of the manufacturing of SurgiMend will occur at the Company’s new tissue manufacturing facility in Braintree, Massachusetts (the “Braintree transition”). The Company anticipates the Braintree facility to be operational in 2026. In addition, the Company entered into a new third-party agreement, which facilitated the relaunch of PriMatrix, as well as Durepair Dural Regeneration Matrix in 2025, ahead of previously disclosed timelines.
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
OPTIMIZATION ACTIVITIES
As a result of audits and inspections by regulatory agencies as well as our own review of the Company’s quality management system, we have implemented our enterprise-wide CMP, with the objective of providing a systematic and holistic approach to improving our quality management system across our manufacturing and supply network. The primary objectives of the CMP are to remediate quality system gaps, harmonize our quality management system and enhance the quality culture across the Company. The Company has completed baseline audits across all manufacturing facilities, conducted CMP training, and has made significant progress in its prioritized work streams. Our efforts to implement the CMP are expected to continue and although we anticipate improvements to our quality management system, such results remain uncertain.
In the fourth quarter of 2025, we approved a restructuring initiative to improve the Company’s operational performance by strengthening the stability and resilience of our supply chain, strengthening global commercial capabilities and advancing our prioritization and execution discipline. We expect to incur aggregate restructuring costs associated with this initiative of approximately $12.3 million related to severance and other employee costs. The costs will be incurred as specific actions required as part of the initiative are identified and approved and are expected to continue through the end of 2026. The amounts and timing of estimated restructuring costs are subject to change until finalized; actual amounts and timing may vary materially based on various factors. During 2025, we incurred $8.5 million of restructuring costs related to this initiative. In the first quarter of 2026, we incurred an additional $3.8 million in restructuring related expenses, consistent with the previously announced plans.
RESULTS OF OPERATIONS
Executive Summary
Net loss for the three months ended March 31, 2026 was $(4.6) million, or $(0.06) per diluted share, as compared to net loss of $(25.3) million, or $(0.33) per diluted share, for the three months ended March 31, 2025. The net loss decreased for the three months ended March 31, 2026, primarily due to the reduced impact of quality and operational issues in the current year compared to prior period.

Special Charges
Income before taxes includes the following special charges:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Acquisition, divestiture and integration-related charges(1)	$1,812	$6,224
Structural optimization charges	9,286	10,663
Boston recall / Braintree transition(2)	7,728	14,810
EU medical device regulation	7,887	10,944
Total	$26,713	$42,641
(1) This includes adjustments for contingent consideration liabilities. Refer to Note 16. Commitments and Contingencies for additional information.
(2) This primarily includes idle capacity charges, site transfer costs, quality remediation costs, right of use and fixed asset impairments.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Cost of goods sold	$10,904	$20,709
Research and development	4,141	3,976
Selling, general and administrative	11,427	17,492
Other income	241	464
Total	$26,713	$42,641
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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Segment Net Sales
Specialty Surgery	$283,135	$280,664
Tissue Reconstruction	108,783	101,989
Total revenues	$391,918	$382,653
Cost of goods sold	174,936	188,221
Gross margin on total revenues	$216,982	$194,432
Gross margin as a percentage of total revenues	55.4%	50.8%
Three Months Ended March 31, 2026 as Compared to Three Months Ended March 31, 2025
Revenues and Gross Margin
For the three months ended March 31, 2026, total revenues increased by $9.3 million to $391.9 million from $382.7 million for the same period in 2025, representing low-single digit growth compared to the same period in the prior year.

In the Specialty Surgery segment, revenues were $283.1 million which represents an increase of $2.5 million, or 1% as compared to the prior-year period. Excluding the impact of foreign currency of $4.1 million, the increase in revenue is primarily driven by Neurosurgery, offset by decreases in our Instrument and ENT business.
In the Tissue Reconstruction segment, revenues were $108.8 million which represents an increase of $6.8 million, or 7% as compared to the prior-year period. This is primarily attributable to growth in Integra Skin, which recovered from prior year supply issues, Primatrix and Durasorb, offset by the impact of quality and operational issues associated with Medihoney.
Gross margin was $217.0 million for the three months ended March 31, 2026, an increase of $22.6 million from $194.4 million for the same period in 2025. Gross margin as a percentage of revenues was 55.4% for the three months ended March 31, 2026 and 50.8% for the same period in 2025. The increase in gross margin is primarily attributable to higher revenues and a reduction in costs related to the Braintree remediation.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2026	2025
Research and development	6.0%	6.5%
Selling, general and administrative	45.5%	47.4%
Intangible asset amortization	1.0%	1.0%
Total operating expenses	52.5%	54.9%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, decreased by $4.4 million, or 2.1%, to $205.5 million in the three months ended March 31, 2026, compared to $209.9 million in the same period in 2025.
Research and Development
Research and development expenses for the three months ended March 31, 2026 decreased by $1.2 million as compared to the same period in the prior year, primarily attributable to cost management initiatives in the current year.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended March 31, 2026 decreased by $3.3 million as compared to the same period in the prior year, primarily due a reduction in Acclarent integration costs and reduced spending in EU MDR.
Intangible Asset Amortization
Amortization expense (which does not include amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended March 31, 2026 was $3.8 million compared to $3.7 million for the same period in the prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expense:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Interest income	$4,106	$4,420
Interest expense	(22,465)	(18,815)
Other income (expense), net	4,480	(144)
Total non-operating income and expense	$(13,879)	$(14,539)
Interest Income
Interest income for the three months ended March 31, 2026 decreased by $0.3 million as compared to the same period in the prior year.

Interest Expense
Interest expense for the three months ended March 31, 2026 increased by $3.7 million as compared to the same period in the prior year primarily due to higher interest rates on the borrowings under the revolving credit facility component of the Senior Credit Facility as compared to the interest rates on the 2025 Notes, which was repaid in August 2025.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2026 changed by $4.6 million as compared to the same period in the prior year, primarily driven by higher income recognized on our cross currency swap contracts.
Income Taxes

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Loss before income taxes	$(2,409)	$(30,036)
Provision (benefit) for income taxes	2,208	(4,743)
Effective tax rate	(91.7)%	15.8%
The Company’s effective income tax rates for the three months ended March 31, 2026 and 2025 were (91.7)% and 15.8%, respectively.
For the three months ended March 31, 2026, the Company’s effective tax rate was primarily driven by a $2.9 million tax expense related to a shortfall from stock-based compensation, due to market conditions. For the three months ended March 31, 2025, the Company’s effective tax rate was driven by federal, state, and international tax benefits generated from operating losses in certain jurisdictions, offset by a $2.1 million tax expense related to a shortfall from stock-based compensation.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including the Company’s history of generating taxable earnings, in assessing our ability to realize tax assets on a quarterly basis.
Additionally, changes to income tax laws and regulations, in any of the tax jurisdictions in which the Company operates, could impact the effective tax rate. Various governments, both U.S. and non-U.S., are increasingly focused on tax reform and revenue-raising legislation. On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., with certain provisions effective in 2025 and others implemented through 2027. The OBBBA included the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, the immediate expensing of previously capitalized research and development costs, and reduced limitations on interest expense deductions, among other provisions.

Further, the Company continues to monitor legislation in foreign jurisdictions, enacted in response to ongoing efforts led by the Organization of Economic Cooperation and Development (“OECD”). The OECD released Pillar Two model rules, defining a new 15% global minimum tax for each jurisdiction in which a multinational corporation operates, effective beginning in 2024.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
United States	$289,380	$282,217
Europe	39,962	35,326
Asia Pacific	45,212	45,105
Rest of World	17,364	20,005
Total Revenues	$391,918	$382,653

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
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The Company’s working capital as of March 31, 2026 and December 31, 2025 was $825.2 million and $703.6 million, respectively. The increase in working capital is driven by the 2026 amendment of our Securitization Facility, which resulted in the reclassification of borrowings from current liabilities to long term liabilities.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $236.8 million and $235.0 million at March 31, 2026 and December 31, 2025, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At March 31, 2026, our non-U.S. subsidiaries held approximately $196.9 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short-Term Investments
The Company had short-term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $28.7 million at March 31, 2026 and December 31, 2025.
Cash Flows

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Net cash provided by (used in) operating activities	$9,803	$(11,257)
Net cash used in investing activities	(14,848)	(35,920)
Net cash provided by financing activities	8,297	35,377
Effect of exchange rate fluctuations on cash	(1,491)	4,529
Cash Flows Provided by or Used in Operating Activities
Operating cash flows for the three months ended March 31, 2026 increased by $21.1 million compared to the same period in 2025. Within operating cash flows, net income less non-cash adjustments increased for the three months ended March 31, 2026 by approximately $27.0 million, primarily due to the reduced impact of quality and operational issues in the current year compared to the prior period.
The changes in assets and liabilities for the three months ended March 31, 2026, net of business acquisitions, decreased cash flows by $30.6 million, mainly attributable to a decrease in accrued expenses and other current liabilities due to payment of employee bonuses and an increase in inventory which increased cash outflows. This is partially offset by improved customer collections.
The changes in assets and liabilities for the three months ended March 31, 2025, net of business acquisitions, decreased cash flows by $24.7 million, mainly attributable to decreases in accrued expenses and other current liabilities due to payment of employee bonuses.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the three months ended March 31, 2026 were $14.8 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities and other technology investments.
There were no sources of cash from investing activities for the three months ended March 31, 2026.
Uses of cash from investing activities during the three months ended March 31, 2025 were $28.9 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities, and other technology investments, as well as $7.0 million related to short-term investments.

There were no sources of cash from investing activities for the three months ended March 31, 2025.
Cash Flows Provided by Financing Activities
Uses of cash from financing activities in the three months ended March 31, 2026 related to the repayments of $35.6 million under our Senior Credit Facility and Securitization Facility. In addition, the company paid $1.4 million in cash taxes for net equity settlements.
Sources of cash from financing activities for the three months ended March 31, 2026 were $44.5 million of proceeds from borrowings of long term indebtedness and $0.8 million related to the proceeds from employee stock purchases.
Uses of cash from financing activities in the three months ended March 31, 2025 related to the repayments of $15.2 million under our Senior Credit Facility and Securitization Facility, as well as $2.6 million related to payment of contingent consideration in connection with our acquisition of Arkis. In addition, the Company had $2.1 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the three months ended March 31, 2025 were $54.4 million of proceeds from borrowings of long-term indebtedness and $1.0 million related to the proceeds from the exercise of stock options.
Tariffs and Macroeconomic Environment
In April 2025, the U.S. government announced new tariffs on goods imported into the U.S. from dozens of countries, including China and the European Union member states. In response, governments have threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating trade agreements with certain governments. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled against certain of the U.S. tariffs that have been implemented. The U.S. administration has appealed this ruling. In February 2026, the U.S. Supreme Court ruled to invalidate the U.S. administration’s tariff program implemented under the International Emergency Economic Powers Act (“IEEPA”), concluding that IEEPA did not authorize the broad import duties previously imposed. The ruling did not address the treatment of previously collected tariff payments, leaving refund processes subject to future administrative and judicial determinations. Following the ruling, the U.S. administration announced a new global 10% tariff under Section 122 of the Trade Act of 1974, which permits temporary import surcharges of up to 15% for up to 150 days to address balance of payments deficits, with implementation effective almost immediately and subject to certain exemptions. Subsequent to the U.S. Supreme Court’s decision, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish an administrative process to issue refunds of any IEEPA tariffs imposed without appropriate authority. On April 20, 2026, the CBP launched an online portal referred to as the Consolidated Administration and Processing of Entries (“CAPE”) that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds.
Any tariffs paid have been capitalized in inventory and have been recognized in cost of goods sold as those products subject to tariffs have been sold. During the three months ended March 31, 2026, the Company applied the guidance within FASB Topic 405-20, Liabilities - Extinguishments of Liabilities (“ASC 405-20”). As a result, the Company recognized a receivable of $18.7 million, recorded within other current assets, for tariffs previously paid on imported goods that are subject to refund. Of this amount $3.4 million had been previously expensed in 2025 to cost of goods sold, and $15.3 million would have been expensed in the current year. These adjustments relate to the legal right to receive a refund of IEEPA tariffs previously imposed on the Company without appropriate authority.
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
Additionally, in September 2025, the U.S. Department of Commerce initiated national security investigations into medical equipment, devices, and robotics. The tariff environment has continued to shift, with new measures being proposed, paused, implemented, and countered, contributing to broader trade policy uncertainty.

The overall macroeconomic and geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business, results of operations, financial condition and cash flows. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products and materials, and our ability to offset the effects of any tariffs that might be imposed. For additional information on the risks that tariffs pose to the Company, please see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
The Senior Credit Facility is subject to various financial and negative covenants and, at March 31, 2026, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 4.12, with the covenant requirement at 5.00 at the end of March 31, 2026. As outlined in the table in Note 6. Debt, the covenant requirement will drop from 5.00 to 4.75 for the fiscal quarter ended September 30, 2026.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the three months ended March 31, 2026 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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

OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 did not materially change in the three months ended March 31, 2026.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2026 would impact interest income by approximately $2.4 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments - We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at March 31, 2026 would increase or decrease interest income by approximately $0.3 million on an annual basis.

Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of March 31, 2026. The total notional amounts related to the Company's interest rate swaps were $900.0 million, of which all are effective as of March 31, 2026. Based on our outstanding borrowings at March 31, 2026, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $9.7 million on an annualized basis. See Note 7. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as previously filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

4.1+	Description of Securities

10.1*
Integra LifeSciences Executive Separation Pay Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 26, 2026)

10.2*
Integra LifeSciences Holdings Corporation Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 26, 2026)

10.3+
Eighth Amended and Restated Credit Agreement, dated as of April 10, 2026, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation]

10.4+
Amendment No. 1 to Purchase and Sale Agreement, dated as of April 10, 2026, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, Integra LifeSciences Corporation, and acknowledged and agreed to by PNC Bank, N.A.

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
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed on May 5, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	May 5, 2026	/s/ Stuart M. Essig, Ph.D.
Stuart M. Essig, Ph.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2026	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2026	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)