Form 10-Q
period 2026-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2026-07-29
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 28, 2026 was 77,772,506.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue, net	$418,761	$415,605	$810,679	$798,258

Costs and expenses:
Cost of goods sold	199,017	206,273	373,953	394,494
Research and development	24,253	26,997	47,754	51,725
Selling, general and administrative	172,436	179,890	350,671	361,387
Intangible asset amortization	3,770	3,754	7,546	7,458
Goodwill impairment charge	—	511,365	—	511,365
Total costs and expenses	399,476	928,279	779,924	1,326,429
Operating income (loss)	19,285	(512,674)	30,755	(528,171)
Interest income	4,267	4,710	8,372	9,130
Interest expense	(22,994)	(21,042)	(45,459)	(39,857)
Other income (expense), net	4,186	(1,946)	8,665	(2,090)
Income (loss) before income taxes	4,744	(530,952)	2,333	(560,988)
Provision (benefit) for income taxes	262	(46,879)	2,467	(51,622)
Net income (loss)	$4,482	$(484,073)	$(134)	$(509,366)

Net income (loss) per share
Basic	$0.06	$(6.31)	$—	$(6.65)
Diluted	$0.06	$(6.31)	$—	$(6.65)

Weighted average common shares outstanding (See Note 12):
Basic	77,293	76,695	77,122	76,579
Diluted	78,168	76,695	77,122	76,579
Comprehensive loss (See Note 13)	(4,775)	(490,874)	(10,254)	$(512,702)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$214,415	$235,048
Short-term investments	59,669	28,693
Trade accounts receivable, net of allowances of $7,326 and $7,230	267,188	278,849
Inventories, net	492,005	492,735
Prepaid expenses	104,344	96,089
Other current assets	53,861	28,130
Total current assets	1,191,482	1,159,544
Property, plant and equipment, net	446,202	444,335
Right of use asset - operating leases	137,085	140,568
Intangible assets, net	1,075,542	1,134,663
Goodwill	611,145	615,157
Deferred tax assets, net	70,443	69,854
Other assets	31,591	37,880
Total assets	$3,563,490	$3,602,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$43,594	$38,750
Current portion of borrowings under securitization facility	—	87,800
Current portion of lease liability - operating leases	13,920	14,019
Accounts payable, trade	82,637	95,726
Contract liabilities	11,699	11,463
Income tax payable	3,236	3,651
Accrued compensation	68,177	74,079
Accrued expenses and other current liabilities	107,618	130,493
Total current liabilities	330,881	455,981
Long-term borrowings under senior credit facility	1,736,105	1,729,556
Long-term borrowings under securitization facility	92,600	—
Lease liability - operating leases	162,660	163,059
Deferred tax liabilities	3,470	5,664
Other liabilities	194,397	204,278
Total liabilities	2,520,113	2,558,538
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 92,130 and 92,286 issued at June 30, 2026 and December 31, 2025, respectively	921	923
Additional paid-in capital	1,346,265	1,338,386
Treasury stock, at cost; 14,351 shares and 14,399 shares at June 30, 2026 and December 31, 2025, respectively	(686,918)	(689,210)
Accumulated other comprehensive loss	(40,197)	(30,077)
Retained earnings	423,306	423,441
Total stockholders’ equity	1,043,377	1,043,463
Total liabilities and stockholders’ equity	$3,563,490	$3,602,001
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(134)	$(509,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,565	74,880
Non-cash impairment charges	—	511,365
Deferred income tax provision (benefit)	(3,007)	(46,663)
Share-based compensation	11,009	7,165
Amortization of debt issuance costs and expenses associated with debt refinancing	2,015	3,275
Non-cash lease adjustment	2,948	(599)
Loss on disposal of property and equipment	733	494
Change in fair value of contingent consideration and others	(774)	(203)
Changes in assets and liabilities:
Accounts receivable	10,604	(6,540)
Inventories	(3,855)	(20,074)
Prepaid expenses and other current assets	(29,317)	(21,216)
Other non-current assets	389	2,334
Accounts payable, accrued expenses and other current liabilities	(34,384)	(2,078)
Contract liabilities	(1,392)	2,344
Other non-current liabilities	1,205	2,544
Net cash provided by (used in) operating activities	32,605	(2,338)
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,155)	(49,066)
Purchases of short-term investments	(30,976)	(8,502)
Net cash used in investing activities	(58,131)	(57,568)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	75,900	67,300
Payments on debt	(60,475)	(31,131)
Payment of debt issuance costs	(275)	(3,855)
Purchases of treasury stock	—	(221)
Payments for contingent considerations	(6,842)	(16,451)
Proceeds from exercised stock options and employee stock purchase plan	760	957
Cash taxes paid in net equity settlement	(1,589)	(2,361)
Net cash provided by financing activities	7,479	14,238
Effect of exchange rate changes on cash and cash equivalents	(2,586)	17,207
Net decrease in cash and cash equivalents	(20,633)	(28,461)
Cash and cash equivalents at beginning of period	235,048	246,375
Cash and cash equivalents at end of period	$214,415	$217,914
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	92,286	$923	(14,399)	$(689,210)	$1,338,386	$(30,077)	$423,441	$1,043,463
Net loss	—	—	—	—	—	—	(4,617)	(4,617)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(863)	—	(863)
Issuance of common stock through employee stock purchase plan	64	1	—	—	760	—	—	761
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(176)	(2)	43	2,088	(3,461)	—	—	(1,375)
Share-based compensation		—	—	—	5,037	—	—	5,037
Balance, March 31, 2026	92,174	$922	(14,356)	$(687,122)	$1,340,722	$(30,940)	$418,824	$1,042,406
Net Income	—	—	—	—	—	—	4,482	4,482
Other comprehensive loss, net of tax	—	—	—	—	—	(9,257)	—	(9,257)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(44)	(1)	5	204	(417)	—	—	(214)
Share-based compensation	—	—	—	—	5,960	—	—	5,960
Balance, June 30, 2026	92,130	$921	(14,351)	$(686,918)	$1,346,265	$(40,197)	$423,306	$1,043,377

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	91,609	$916	(14,445)	$(691,411)	$1,323,431	$(27,571)	$939,915	$1,545,280
Net loss	—	—	—	—	—	—	(25,293)	(25,293)
Other comprehensive income, net of tax	—	—	—	—	—	3,465	—	3,465
Issuance of common stock through employee stock purchase plan	44	—	—	—	957	—	—	957
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	483	5	21	1,032	(3,167)	—	—	(2,130)
Share-based compensation	—	—	—	—	1,860	—	—	1,860
Balance, March 31, 2025	92,136	$921	(14,424)	$(690,379)	$1,323,081	$(24,106)	$914,622	$1,524,139
Net loss	—	—	—	—	—	—	(484,073)	(484,073)
Other comprehensive loss, net of tax	—	—	—	—	—	(6,801)	—	(6,801)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	201	2	8	345	(571)	—	—	(224)
Share-based compensation	—	—	—	—	5,341	—	—	5,341
Other adjustments	—	—	—	—	279	—	—	279
Balance, June 30, 2025	92,337	923	(14,416)	(690,034)	1,328,130	(30,907)	430,549	1,038,661
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation
General
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.
In the opinion of management, the June 30, 2026 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. Operating results for the three and six-month period ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire year.
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
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand, as well as time deposits with original maturities of three months or less and money market funds, which are highly liquid and readily convertible to cash, totaling $214.4 million and $235.0 million at June 30, 2026 and December 31, 2025, respectively.
Short-term investments
The Company had short-term investments, primarily consisting of time deposits with original maturities between three months and one year, totaling $59.7 million and $28.7 million at June 30, 2026 and December 31, 2025, respectively. The short-term investments are valued based on Level 1 measurements in the fair value hierarchy.
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
Any tariffs paid have been capitalized in inventory and have been recognized in cost of goods sold as those products subject to tariffs have been sold. In the first quarter of 2026, the Company applied the guidance within FASB Topic 405-20, Liabilities - Extinguishments of Liabilities (“ASC 405-20”). As a result, the Company recognized a receivable of $19.0 million, recorded in other current assets, for tariffs previously paid on imported goods that are subject to refund. Of this amount, $3.4 million had been previously expensed in 2025 to cost of goods sold and $15.6 million would have been expensed in the current year. These adjustments relate to the legal right to receive a refund of IEEPA tariffs previously imposed on the Company without appropriate authority. During the six months ended June 30, 2026, the Company received cash refunds of $0.5 million, which reduced the receivable balance.
Employee termination benefits
In the first quarter of 2026, the Company adopted a written severance plan that covers most U.S. employees. In situations outside the U.S., the Company has severance policies that meet or exceed the minimum statutory termination benefits requirements by country that must be paid to the affected employees. The Company records employee severance costs associated with restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these restructuring activities are recorded when the payment of benefits is probable and can be reasonably estimated. In situations where the Company pays out termination benefits in excess of the Company’s severance policies based on management’s discretion, the Company records these termination costs once communication is made to the affected employees.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company incurred employee termination costs on restructuring activities in the consolidated statement of operations for the six months ended June 30, 2026 and 2025. The following table summarizes the activity in the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Balance, beginning of the year	$10,774	$5,151
Charges:
Cost of Goods Sold	537	113
Research and development	662	417
Selling, general and administrative	5,488	6,780
Payments and other adjustments	(11,134)	(4,159)
Balance, end of the period	$6,327	$8,302
Segment information
In the first quarter of 2026, the Company updated the allocation of certain cost and expense information from the Corporate and Other category to the Company’s two reportable segments to align with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages the business. As a result of this update, the Company retrospectively recast prior period results, by segment, to conform to the current period presentation. This update had no impact on the Company’s consolidated results of operations. See Note 14. Segment and Geographic Information, for details of the reallocation of certain cost of goods sold and operating expense information to the Company’s reportable segments.
In addition, during the first quarter of 2026, the Company renamed its Codman Specialty Surgical reportable segment to Specialty Surgery and its Tissue Technologies reportable segment to Tissue Reconstruction to better align with the reportable segments’ business activities, structures, and strategies. The reportable segment name change did not result in any change to the composition of the reportable segments and has no impact on previously reported financial information.
Note 2. Revenue From Contracts with Customers
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
The following table summarizes the changes in the contract asset and liability balances for the six months ended June 30, 2026:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2026	$6,844
Transferred to trade receivables from contract asset included in beginning of the year contract asset	$(6,844)
Contract asset, net of transferred to trade receivables on contracts during the period	$4,574
Contract asset, June 30, 2026	$4,574

Contract Liability
Contract liability, January 1, 2026	$23,010
Recognition of revenue included in beginning of year contract liability	$(7,310)
Contract liability, net of revenue recognized on contracts during the period	$5,978
Foreign currency translation	$7
Contract liability, June 30, 2026	$21,685
As of June 30, 2026, the short-term portion of the contract liability of $11.7 million, representing 54% of unsatisfied or partially unsatisfied performance obligations, is expected to be recognized as revenue within 12 months and is included in current liabilities in the consolidated balance sheet. The long-term portion of $10.0 million, representing the remaining balance to be recognized thereafter, is included in other liabilities in the consolidated balance sheet.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Neurosurgery	$213,264	$208,992	$411,458	$399,904
Surgical Instruments	54,806	53,080	102,039	104,030
ENT Solutions	41,199	41,886	78,907	80,688
Total Specialty Surgery	309,269	303,958	592,404	584,622

Wound Reconstruction Solutions	81,305	84,747	160,952	159,526
Private Label	28,187	26,900	57,323	54,110
Total Tissue Reconstruction	109,492	111,647	218,275	213,636
Total Revenue	$418,761	$415,605	$810,679	$798,258
See Note 14. Segment and Geographic Information for details of revenues based on the location of the customer.
Note 3. Inventories
Inventories, net consisted of the following:

Dollars in thousands	June 30, 2026	December 31, 2025
Finished goods	$265,496	$262,614
Work in process	101,538	99,348
Raw materials	124,971	130,773
Total inventories, net	$492,005	$492,735
Note 4. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2026 were as follows:

Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Total
Goodwill at December 31, 2025	$344,167	$270,990	$615,157
Foreign currency translation	(2,245)	(1,767)	(4,012)
Goodwill at June 30, 2026	$341,922	$269,223	$611,145
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
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2026
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,480,641	$(675,832)	$804,809
Customer relationships	12 years	168,759	(147,184)	21,575
Trademarks/brand names	27 years	102,732	(49,668)	53,064
Codman tradename	Indefinite	178,143	—	178,143
Supplier relationships	30 years	30,211	(20,593)	9,618
All other	6 years	23,286	(14,953)	8,333
		$1,983,772	$(908,230)	$1,075,542

	December 31, 2025
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,486,304	$(632,204)	$854,100
Customer relationships	12 years	169,369	(145,187)	24,182
Trademarks/brand names	27 years	103,454	(47,799)	55,655
Codman tradename	Indefinite	179,959	—	179,959
Supplier relationships	30 years	30,211	(20,104)	10,107
All other	6 years	23,434	(12,774)	10,660
		$1,992,731	$(858,068)	$1,134,663

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
Total amortization of intangible assets for the three and six months ended June 30, 2026 was $27.0 million and $54.0 million, respectively. Of this amount, $23.2 million and $46.4 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold.
Total amortization of intangible assets for the three and six months ended June 30, 2025 was $26.8 million and $53.3 million, respectively. Of this amount, $23.0 million and $45.8 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $53.7 million for the remainder of 2026, $106.5 million in 2027, $102.9 million in 2028, $97.6 million in 2029, $91.5 million in 2030, $88.5 million in 2031 and $358.6 million thereafter.
Note 5. Debt
Amendment to the Seventh Amended and Restated Credit Agreement
On March 24, 2023, the Company entered into the March 2023 Amendment of the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment of the Senior Credit Facility extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest. The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at June 30, 2026, the Company was in compliance with all such covenants.
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
At June 30, 2026 and December 31, 2025, there was $1,075.0 million and $1,045.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility and $707.2 million and $726.6 million, respectively, outstanding under the term loan component of the Senior Credit Facility. The weighted average interest rate on the outstanding borrowings under the Senior Credit Facility was 5.4% and 5.7%, respectively. As of June 30, 2026 and December 31, 2025, there was $43.6 million and $38.8 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
As of June 30, 2026 and December 31, 2025, letters of credit outstanding totaled $3.0 million. There were no amounts drawn under the letters of credit outstanding as of June 30, 2026.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of June 30, 2026	Principal Repayment
Dollars in thousands
Remainder of 2026	$19,375
2027	53,281
2028	634,531
$707,187
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $18.9 million for the remainder of 2026, $36.0 million in 2027 and $7.9 million in 2028. Interest is calculated on the term loan component of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Senior Credit Facility. As the revolving credit facility component of the Senior Credit Facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
Any outstanding borrowings on the revolving credit facility component of the Senior Credit Facility are due on March 24, 2028.
Convertible Senior Notes
The Company’s 0.5% Convertible Senior Notes due 2025 (the “2025 Notes”) issued in February 2020 pursuant to an indenture, dated as of February 7, 2020, between the Company and Citibank, N.A., as trustee, matured on August 15, 2025. The 2025 Notes were settled upon maturity for $575.0 million in cash, excluding accrued interest, funded by borrowings on the revolving credit facility component of the Senior Credit Facility. No shares were issued to settle the 2025 Notes.
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
Securitization Facility
The Company maintains an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of June 30, 2026, the Company was in compliance with the covenants and none of the termination events had occurred.
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
At June 30, 2026 and December 31, 2025, the Company had $92.6 million and $87.8 million, respectively, of outstanding borrowings under its Securitization Facility with an interest rate of 5.0% and 4.8%, respectively.
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
Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of June 30, 2026 and December 31, 2025 are as follows:

		June 30, 2026		December 31, 2025
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$707,188	$706,015	$726,563	$725,480
Senior credit facility - revolving component	Level 2	1,075,000	1,073,013	1,045,000	1,043,340
Securitization	Level 2	92,600	90,301	87,800	86,678
Subtotal		$1,874,788	$1,869,329	$1,859,363	$1,855,498
Debt issuance costs		(2,489)		(3,257)
Total debt		$1,872,299	$1,869,329	$1,856,106	$1,855,498
Note 6. Derivative Instruments
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
The Company held the following interest rate swaps as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	June 30, 2026	December 31, 2025				June 30, 2026	December 31, 2025
Hedged Item	Notional Amount		Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month Term SOFR Loan	100,000	100,000	December 30, 2022	December 31, 2027	2.885%	1,726	950
1-month Term SOFR Loan	100,000	100,000	December 30, 2022	December 31, 2027	2.867%	1,758	1,006
1-month Term SOFR Loan	575,000	575,000	July 31, 2025	December 31, 2027	1.415%	22,478	22,094
1-month Term SOFR Loan	125,000	125,000	July 1, 2025	December 31, 2027	1.404%	4,910	4,825
Basis Swap (1)	—	—	March 24, 2023	December 31, 2027	N/A	(1,232)	(1,629)
	$900,000	$900,000				$29,640	$27,246
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2026 within the next twelve months is $20.2 million.
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
The Company held the following cross-currency rate swaps as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

				June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	February 20, 2025	December 20, 2030	3.25%	293,637	305,137	(49,942)	(54,149)
Receive U.S.$			6.14%	329,633	342,543

Pay CHF	November 10, 2025	September 30, 2030	4.00%	56,644	56,644	(2,668)	(2,684)
Receive U.S.$			7.11%	70,000	70,000

Pay CHF	November 10, 2025	September 29, 2028	3.00%	80,920	80,920	$(1,904)	$(2,834)
Receive U.S.$			6.23%	100,000	100,000

Total						$(54,514)	$(59,667)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of June 30, 2026 within the next twelve months is $10.1 million.
For the three and six months ended June 30, 2026, the Company recorded gains of $7.2 million and $13.1 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans. For the three and six months ended June 30, 2025, the Company recorded losses of $(40.6) million and $(49.8) million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the three and six months ended June 30, 2026, the Company recorded gains of $3.5 million and $7.0 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and six months ended June 30, 2025, the Company recorded gains of $2.3 million and $3.5 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

					June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	192,140	192,140	(43,927)	(47,619)
Receive U.S.$			1.94%		$200,000	200,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(10,308)	(10,568)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	68,483	(12,269)	(12,407)
Receive U.S.$			2.74%		$75,000	75,000

Pay CHF	February 21, 2025	December 15, 2031	—%	CHF	67,800	67,800	(9,663)	(9,394)
Receive U.S.$			3.24%		$75,000	75,000

Pay CHF	July 25, 2025	December 15, 2032	—%	CHF	59,693	59,693	(2,374)	(2,211)
Receive U.S.$			2.66%		$75,000	75,000

Total							$(78,541)	$(82,199)
The net investment hedges are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to interest income from AOCI as of June 30, 2026 within the next twelve months is $10.7 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Foreign Currency Forward Contracts
The Company has entered into forward contracts designated as cash flow hedges for forecasted purchases in foreign currencies, primarily CHF-denominated intercompany purchases. These contracts typically settle at various dates within twelve months of execution. As of June 30, 2026, the notional amount of foreign currency forward contracts was CHF 19.6 million. The foreign currency forward contracts are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. The changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs.
For the three months ended June 30, 2026 and 2025, amounts reclassified to earnings included (i) the effective hedge component amounts of $0.3 million and $(0.4) million, respectively, within cost of goods sold, and (ii) forward‑points amortization of $(0.2) million and $(0.2) million, respectively, within other income (expense), net. For the six months ended June 30, 2026 and 2025, amounts reclassified to earnings included (i) the effective hedge component amounts of $0.8 million and an immaterial amount, respectively, within cost of goods sold, and (ii) forward‑points amortization of $(0.3) million and $(0.4) million, respectively, within other income (expense), net. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2026	December 31, 2025
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$21,227	$16,126
Cross-currency swap	8,433	8,325
Foreign currency forward contracts	—	29
Net Investment Hedges
Cross-currency swap	7,534	7,474
Other assets
Cash Flow Hedges
Interest rate swap	9,652	12,749
Total derivatives designated as hedges — Assets	$46,846	$44,703

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$987	$1,103
Foreign currency forward contracts	1,014	—
Net Investment Hedges
Cross-currency swap	7,103	8,798
Other liabilities
Cash Flow Hedges
Interest rate swap	252	526
Cross-currency swap	62,947	67,992
Net Investment Hedges
Cross-currency swap	78,972	80,875
Total derivatives designated as hedges — Liabilities	$151,275	$159,294
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Effects of Derivative Instruments
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2026 and 2025:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended June 30, 2026
Cash Flow Hedges
Interest rate swap	$29,128	$4,850	$4,337	$29,641	Interest expense
Cross-currency swap	(7,887)	3,413	10,056	(14,530)	Other income, net
Foreign Currency Forward Contract	(122)	(560)	124	(806)	Cost of sales
Net Investment Hedges
Cross-currency swap	(89,008)	2,649	3,124	(89,483)	Interest income
	$(67,889)	$10,352	$17,641	$(75,178)
Three Months Ended June 30, 2025
Cash Flow Hedges
Interest rate swap	$39,905	$(3,420)	$1,434	$35,051	Interest expense
Cross-currency swap	(13,423)	(39,505)	(38,161)	(14,767)	Other income, net
Foreign Currency Forward Contract	$(211)	$1,667	$(450)	$1,906
Net Investment Hedges
Cross-currency swap	(37,198)	(55,876)	3,099	(96,173)	Interest income
	$(10,927)	$(97,134)	$(34,078)	$(73,983)

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Six Months Ended June 30, 2026
Cash Flow Hedges
Interest rate swap	$27,247	$11,111	$8,717	$29,641	Interest expense
Cross-currency swap	(6,583)	10,777	18,724	(14,530)	Other income (expense), net
Foreign currency forward contract	727	(999)	534	(806)	Cost of sales
Net Investment Hedges
Cross-currency swap	(93,141)	9,862	6,204	(89,483)	Interest income
	$(71,750)	$30,751	$34,179	$(75,178)
Six Months Ended June 30, 2025
Cash Flow Hedges
Interest rate swap	$48,794	$(10,883)	$2,860	$35,051	Interest expense
Cross-currency swap	(11,621)	(49,537)	(46,391)	(14,767)	Other income (expense), net
Foreign currency forward contract	(624)	$2,103	$(427)	1,906
Net Investment Hedges
Cross-currency swap	(31,130)	(59,311)	5,732	(96,173)	Interest income
	$5,419	$(117,628)	$(38,226)	$(73,983)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Derivative Instruments not Designated Hedges
From time to time, the Company enters into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany balances in Chinese yuan (“CNH”) CHF, and EUR. These contracts typically settle at various dates within twelve months of execution. As of June 30, 2026, the notional amounts totaled CNH 90.0 million, CHF 12.0 million, and EUR 5.0 million equivalent to $13.3 million, $15.1 million, and $5.8 million, respectively.
In 2021, the Company entered into a foreign currency swap, with a notional amount of JPY 800.0 million, equivalent to $7.3 million, to mitigate the risk from fluctuations in foreign currency exchange rates associated with an intercompany loan denominated in Japanese yen. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. In connection with the settlement of the related intercompany loan, the Company fully settled and unwound the derivative during the second quarter of 2026.
The fair value of the foreign currency swaps not designated as hedges was $(0.5) million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.
The following table summarizes the gains and losses on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency forward contracts	399	(1,869)	177	(1,695)
Foreign currency swaps	(21)	$(151)	(75)	$18
Total	$378	$(2,020)	$102	$(1,677)
Note 7. Stock Based Compensation
As of June 30, 2026, the Company had stock options, restricted stock awards, performance stock units and restricted stock units outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”).
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
Stock Options
As of June 30, 2026, there were approximately $8.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 765,840 stock options granted during the six months ended June 30, 2026. For the six months ended June 30, 2026, the weighted average grant date fair value for stock options granted was $8.28 per option.
Restricted Stock and Performance Stock
Performance stock units, restricted stock units and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change-in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on specific revenue and profitability targets. The Company expenses the fair value of restricted stock awards and restricted stock units on a straight-line basis over the requisite service period. As of June 30, 2026, there was approximately $44.4 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 2,909,403 restricted stock units and 1,149,357 performance stock units during the six months ended June 30, 2026. For the six months ended June 30, 2026, the weighted average grant date fair value for restricted stock units and performance stock units granted was $10.74 and $9.61 per award, respectively.

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
Note 8. Retirement Plans
The Company has various defined benefit plans which cover certain employees in France, Japan, Germany and Switzerland.
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and six months ended June 30, 2026 were $0.4 million and $0.9 million. The components of the net periodic benefit costs other than the service cost component of $1.0 million and $2.0 million for the three and six months ended June 30, 2026 are included in other income, net in the consolidated statements of operations.
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
The estimated fair values of plan assets were $69.7 million and $71.7 million as of June 30, 2026 and December 31, 2025, respectively. The net plan assets of the pension plans are invested in common trusts as of June 30, 2026 and December 31, 2025. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a deferred compensation plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $8.1 million and $7.9 million as of June 30, 2026 and December 31, 2025, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
Note 9. Leases and Related Party Leases
The Company leases administrative, manufacturing, research and distribution facilities, equipment and vehicles through operating lease agreements. The Company has no finance leases as of June 30, 2026. Many of the Company’s facility leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the six months ended June 30, 2026 and June 30, 2025 was $13.0 million and $11.9 million, respectively, which includes $0.1 million in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	June 30, 2026	December 31, 2025
ROU assets	$137,085	$140,568

Current lease liabilities	13,920	14,019
Non-current lease liabilities	162,660	163,059
Total lease liabilities	$176,580	$177,078

Weighted average remaining lease term (in years):
Leased facilities	15.4 years	15.7 years
Leased vehicles	2.7 years	2.7 years
Leased equipment	2.9 years	2.9 years

Weighted average discount rate:
Leased facilities	5.4%	5.4%
Leased vehicles	3.0%	3.2%
Leased equipment	6.2%	6.9%
Supplemental cash flow information related to leases for the six months ended June 30, 2026 and 2025 were as follows:

Dollars in thousands	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,940	$11,910

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$3,475	$1,635
Future minimum lease payments under operating leases at June 30, 2026 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2026	$148	$11,086	$11,234
2027	296	22,148	22,444
2028	296	20,228	20,524
2029	246	19,680	19,926
2030	—	18,512	18,512
2031	—	17,838	17,838
Thereafter	—	148,585	148,585
Total minimum lease payments	$986	$258,077	$259,063
Less: Imputed interest			82,483
Total lease liabilities			176,580
Less: Current lease liabilities			13,920
Long-term lease liabilities			162,660
There were no future minimum lease payments under finance leases at June 30, 2026.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Note 10. Treasury Stock
As of June 30, 2026 and December 31, 2025, there were 14.4 million and 14.4 million shares of treasury stock outstanding with a cost of $686.9 million and $689.2 million, respectively, at a weighted average cost per share of $47.86 for both periods.
On December 31, 2025, the Company’s share repurchase program expired. At the time of expiration, approximately $50.0 million remained available for repurchase. The Company did not adopt a new share repurchase program upon the expiration.
Note 11. Income Taxes
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported tax rate	5.5%	8.8%	105.7%	9.2%
The Company’s effective income tax rates for the three months ended June 30, 2026 and 2025 were 5.5% and 8.8%, respectively. The 2026 effective tax rate was primarily impacted by tax benefits associated with returns filed in certain foreign jurisdictions, as well as the jurisdictional mix of income, including its impact on the Company’s net Controlled Foreign Corporation tested income (“NCTI”) inclusion, formerly referred to as Global Intangible Low Taxed Income (“GILTI”). The 2025 effective tax rate was primarily impacted by a partially non-deductible goodwill impairment charge, NCTI, and additional taxes related to global minimum tax requirements in certain foreign jurisdictions, partially offset by tax benefits from operating losses in certain jurisdictions.
The Company’s effective income tax rates for the six months ended June 30, 2026 and 2025 were 105.7% and 9.2%, respectively. The 2026 effective tax rate was primarily impacted by tax expense related to a shortfall from stock-based compensation due to market conditions, partially offset by a tax benefit from returns filed in certain foreign jurisdictions. The 2025 effective tax rate was primarily impacted by a partially non-deductible goodwill impairment charge, GILTI, and additional taxes related to global minimum tax requirements in certain foreign jurisdictions, partially offset by tax benefits from operating losses in certain jurisdictions.
Changes in tax laws or regulations in the jurisdictions in which the Company operates could impact its effective tax rate. Governments in the U.S. and abroad continue to focus on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes several tax law changes, including extensions of certain 2017 Tax Cuts and Jobs Act provisions, immediate expensing of certain research and development costs, and changes to interest expense deduction limitations.
The Company continues to monitor tax legislation enacted by foreign jurisdictions in response to the Organization of Economic Cooperation and Development's (“OECD”) Pillar Two global minimum tax framework. Pillar Two generally provides for a 15% minimum tax on large multinational companies on a jurisdiction-by-jurisdiction basis, with certain provisions effective beginning in 2024.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Note 12. Net Income (loss) Per Share
Basic and diluted net loss per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Basic net income (loss) per share:
Net income (loss)	$4,482	$(484,073)	$(134)	$(509,366)
Weighted average common shares outstanding	77,293	76,695	77,122	76,579

Basic net income (loss) per common share	$0.06	$(6.31)	$—	$(6.65)

Diluted net income (loss) per share:
Net income (loss)	$4,482	$(484,073)	$(134)	$(509,366)

Weighted average common shares outstanding — Basic	77,293	76,695	77,122	76,579
Effect of dilutive securities:
Stock options and restricted stock	875	—	—	—
Weighted average common shares for diluted earnings per share	78,168	76,695	77,122	76,579

Diluted net income (loss) per common share	$0.06	$(6.31)	$—	$(6.65)
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
Common stock of approximately 1.8 million and 1.5 million shares at June 30, 2026 and 2025, respectively, were not included in the computation of diluted net income and diluted net loss per share, respectively, because their effect would have been anti-dilutive.
Note 13. Accumulated Other Comprehensive Loss
Comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
Net income (loss)	$4,482	$(484,073)	$(134)	$(509,366)
Foreign currency translation adjustment	(3,413)	(3,445)	(3,889)	8,186
Change in unrealized gain on derivatives, net of tax	(5,645)	(3,190)	(5,865)	(11,206)
Pension liability adjustment, net of tax	(199)	(166)	(366)	(316)
Comprehensive loss, net	$(4,775)	$(490,874)	$(10,254)	$(512,702)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2025 and June 30, 2026 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2026	$15,948	$4,984	$(51,009)	$(30,077)
Other comprehensive gain	16,652		877	17,529
Less: Amounts reclassified from accumulated other comprehensive income, net	22,517	366	4,766	27,649
Net current-period other comprehensive (loss)	(5,865)	(366)	(3,889)	(10,120)
Balance at June 30, 2026	$10,083	$4,618	$(54,898)	$(40,197)
For the six months ended June 30, 2026, the Company reclassified gains of $15.8 million and $11.5 million from AOCI to other income and interest income, respectively. Additionally, the Company reclassified a loss of $0.4 million from AOCI to cost of goods sold.
Note 14. Segment and Geographic Information
The Company is organized primarily on the basis of products and operates two global reportable segments. Resources are allocated and performance is assessed by the Company’s President and Chief Executive Officer, which the Company has determined to be the CODM.
During the six months ended June 30, 2026, the Company renamed its two reportable segments to better align with the reportable segments’ business activities, structures, and strategies. The reportable segment name change did not result in any change to the composition of the reportable segments and has no impact on previously reported financial information. The two reportable segments and their activities are described below.
•The Specialty Surgery reportable segment operations consist of (i) the Neurosurgery business, which sells a full line of products for neurosurgery and neuro critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment; (ii) the Surgical Instruments business, which sells more than 40,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, dental, podiatry, and veterinary offices; and (iii) the ENT Solutions business, which includes instrumentation, balloon technologies for sinus dilation and eustachian tube dilation, as well as surgical navigation systems.
•The Tissue Reconstruction reportable segment operations consists of the Wound Reconstruction Solutions business, which sells offerings such as skin and wound repair, plastics and surgical reconstruction products and nerve and tendon repair products. The Tissue Reconstruction segment also includes the Company’s private label business which performs contract manufacturing for third parties.
The Corporate and Other category includes a portion of various executive, finance, human resource, information systems and legal functions which are not allocated to the reportable segments. During the six months ended June 30, 2026, the Company updated the allocation of certain cost and expense information that the CODM regularly reviews to evaluate performance for decision-making purposes from the Corporate and Other category to the Company’s reportable segments to align with how the CODM reviews and manages the business. As a result of this update, the Company retrospectively recast prior period results, by reportable segment, to conform to the current period presentation. This update had no impact on the Company’s consolidated results of operations.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Net sales and profit by each reportable segment for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total
Total revenue, net	$309,269	$109,492	$—	$418,761	$592,404	$218,275	$—	$810,679

Cost of goods sold	130,212	41,989	26,816	199,017	240,687	79,448	53,818	373,953
Research and development	14,200	8,169	1,884	24,253	26,053	15,701	6,000	47,754
Selling, general & administrative	75,983	40,394	56,059	172,436	153,664	83,920	113,087	350,671
Intangible asset amortization	—	—	3,770	3,770	—	—	7,546	7,546
Total cost and expenses	220,395	90,552	88,529	399,476	420,404	179,069	180,451	779,924

Operating income (loss)	88,874	18,940	(88,529)	19,285	172,000	39,206	(180,451)	30,755
Interest income				4,267				8,372
Interest expense				(22,994)				(45,459)
Other income, net				4,186				8,665
Income before income taxes				$4,744				$2,333

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total
Total revenue, net	$303,958	$111,647	$—	$415,605	$584,622	$213,636	$—	$798,258

Cost of goods sold (1)	120,243	56,660	29,370	206,273	230,104	105,930	58,460	394,494
Research and development (1)	14,627	6,770	5,600	26,997	29,423	12,741	9,561	51,725
Selling, general & administrative (1)	83,174	44,310	52,406	179,890	166,962	86,614	107,811	361,387
Intangible asset amortization	—	—	3,754	3,754	—	—	7,458	7,458
Goodwill impairment	388,106	123,259	—	511,365	388,106	123,259	—	511,365
Total cost and expenses	606,150	230,999	91,130	928,279	814,595	328,544	183,290	1,326,429

Operating loss	$(302,192)	$(119,352)	(91,130)	(512,674)	$(229,973)	$(114,908)	$(183,290)	(528,171)
Interest income				4,710				9,130
Interest expense				(21,042)				(39,857)
Other income, net				(1,946)				(2,090)
Loss before income taxes				$(530,952)				$(560,988)

(1) The amounts reported for the three and six months ended June 30, 2025 have been retrospectively recast to reflect the realignment of certain cost and expense information as discussed in Note 1. Basis of Presentation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the CODM and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
United States	$307,099	$306,308	$596,479	$588,525
Europe	42,572	42,594	82,535	77,920
Asia Pacific	48,697	47,732	93,908	92,837
Rest of World	20,393	18,971	37,757	38,976
Total Revenues	$418,761	$415,605	$810,679	$798,258
Note 15. Commitments and Contingencies
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
Contractual Payment Obligations
In connection with the Company’s October 2024 acquisition of Durepair Regeneration Matrix (“Durepair”), the Company has a remaining contractual obligation to make a cash payment of $20.0 million in October 2026. The obligation is recorded at its present value within accrued expenses and other current liabilities as of June 30, 2026.
Contingent Consideration
The Company determined the fair value of contingent consideration during the six month period ended June 30, 2026 and June 30, 2025 to reflect the change in estimate, additions, payments, transfers and the time value of money during each period.
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the six months ended June 30, 2026 and June 30, 2025 is as follows (in thousands):

Six Months Ended June 30, 2026	Contingent Consideration Liability Related to the Acquisition of:
	Arkis (1)	Derma Sciences (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2026	$6,299	$350	19,400	26,049
Payment	—	—	(17,962)	(17,962)
Change in fair value of contingent consideration liabilities	661	4	(1,438)	(773)
Balance as of June 30, 2026	6,960	354	—	7,314

Short-Term - Accrued expenses and other liabilities	$3,630	$—	$—	$3,630
Long-Term - Other liabilities	3,330	354	—	3,684
Total	6,960	354	—	7,314

Six Months Ended June 30, 2025	Contingent Consideration Liability Related to the Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2025	$12,968	$2,686	$3	$54,000	69,657
Payment	(5,000)	—	—	(18,075)	(23,075)
Change in fair value of contingent consideration liabilities	(627)	(1,451)	—	1,875	(203)
Balance as of June 30, 2025	$7,341	$1,235	$3	$37,800	46,379

Short-Term - Accrued expenses and other liabilities	$3,579	$—	$—	$17,700	$21,279
Long-Term - Other liabilities	3,762	1,235	3	20,100	25,100
Total	7,341	1,235	3	37,800	46,379
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
Surgical Innovations Associates, Inc.
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the pre-market approval ("PMA") application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company estimated the fair value of the contingent consideration for the revenue based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date. The Company disbursed $17.9 million in the second quarter of 2026 for the 2025 performance year. Similarly, in the second quarter of 2025, the Company disbursed $18.1 million related to the 2024 performance year, and in the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. As of June 30, 2026, there were no amounts payable under the PMA approval milestone, as FDA approval of the PMA application had not been obtained by the applicable milestone date.
Note 16. Fair Value Measurements
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
Assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 consisted of the following:

Dollars in thousands	Fair Value Measurement	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	Level 1	$214,415	$235,048
Short-term investments	Level 1	59,669	28,693
Interest rate swaps	Level 2	29,640	27,246
Foreign currency forward contracts	Level 2	—	29
Foreign currency forward contracts (not designated as hedges)	Level 2	—	1,015
Total Assets:		$303,724	$292,031

Liabilities:
Cross currency rate swaps	Level 2	$54,514	$59,667
Net investment hedges	Level 2	78,541	82,199
Foreign currency forward contracts	Level 2	1,014	—
Contingent consideration	Level 3	7,314	26,049
Foreign currency forward contracts (not designated as hedges)	Level 2	452	—
Total Liabilities:		$141,835	$167,915

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2026 and 2025.
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
Other than the fair value estimates disclosed in Note 4. Goodwill and Other Intangible Assets, and Note 9. Leases and Related Party Leases, there were no non-recurring fair value measurements during the three and six months ended June 30, 2026 and 2025.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Note 17. Subsequent Events
On July 17, 2026, the Company’s manufacturing facility in Cincinnati, Ohio sustained flood damage as a result of severe weather conditions. The flooding caused damage to the facility, equipment, inventory and other assets and resulted in operational disruptions at the site.
The Company is currently evaluating the extent of the damage and has not completed its assessment of the financial impact of the event. At the date the financial statements were issued, the Company is unable to reasonably estimate the total losses that may be incurred. The Company maintains insurance coverage for property damage and business interruption losses and is actively working with its insurance carriers to assess available coverage and potential recoveries.
Because the event occurred after the balance sheet date, the accompanying condensed consolidated financial statements do not reflect any adjustments related to this event.
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
We have made statements in this Quarterly Report that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, but not limited to, statements regarding our future business, operational and financial performance and the Company’s expectations and plans with respect to market opportunity, business and operational performance, strategic initiatives, capabilities, resources, manufacturing capabilities, product development, product availability and regulatory approvals, including our plans, production capability, and anticipated operational timelines for the Company’s manufacturing facility in Braintree, Massachusetts (“the Braintree facility”), our expectations regarding the Compliance Master Plan (“the CMP”) implementation, engagement and efficacy, our restructuring and cost-saving initiatives, our intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products and services, accounting estimates, financing activities, ongoing contractual obligations and compliance with restrictive and financial covenants of our outstanding indebtedness, working capital adequacy, value of our investments, our effective tax rate, estimates regarding the impact of tariffs adopted or implemented by the U.S. or other countries on our business, tariff refunds, anticipated impact of the flooding event at our Cincinnati, Ohio manufacturing facility, financial condition and results of operations, our expected returns to shareholders, and our sales efforts, are forward-looking statements. In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” or the negative version of these words or other similar words and expressions in this Quarterly Report.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We believe these risks include but are not limited to those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. Such risks and uncertainties include, but are not limited, to the following: increased geopolitical tension, instability and other macroeconomic factors, including trade barriers and related restrictions (including tariffs and related countermeasures), armed conflict and acts of terrorism, supply chain disruptions, and interest rate and foreign currency rate fluctuations on the Company’s suppliers, vendors and customers and on the Company’s business and financial condition, results of operations and cash flows; the Company's ability to execute its financial, strategic and operating plans effectively; the Company’s ability to remediate quality systems violations; difficulties in implementing the CMP; difficulties or delays in obtaining and maintaining required regulatory approvals, including the costs thereof; potential difficulties, delays and disruptions in manufacturing, distribution or sale of products; the Company's ongoing assessment of the flooding event at its Cincinnati, Ohio manufacturing facility, related financial impacts, recovery efforts, potential asset impairments, unforeseen costs and insurance recoveries; the failure of the Company’s suppliers, vendors, and other third parties to meet contractual, regulatory and other obligations; the anticipated development of markets the Company sells its products into and the success of the Company’s products in these markets; the Company’s ability to predict accurately the demand for its products and products under development; increasing industry competition; the coverage and reimbursement decisions of third-party payors; trends toward health care cost containment; difficulties in controlling expenses, including costs to procure and manufacture the Company’s products; the ability of the Company to successfully manage leadership and organizational changes and the impact of changes in management or staff levels; the impact of goodwill and intangible asset impairment charges if future operating results of acquired businesses are significantly less than the results anticipated at the time of the acquisitions; the geographic distribution of where the Company generates its taxable income; changes to applicable laws, regulations and enforcement guidance, including tax laws and global health care reforms; fluctuations in foreign currency exchange rates; the amount of our bank borrowings outstanding and other factors influencing liquidity; breaches, failures or other disruptions of our or our vendors’ or customers’ information technology systems or products; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
GENERAL
Integra LifeSciences Holdings Corporation is a global medical technology company dedicated to restoring lives. We are advancing transformational care through impactful innovation and our portfolio of highly differentiated technologies is trusted by healthcare professionals.
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
SPECIALTY SURGERY
Neurosurgery: In neurosurgery, we are a global leader in neuro-access, neuro-surgical and neuro-monitoring technologies. Our product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions. This portfolio features leading brands such as Codman®, Duraseal®, CUSA®, Mayfield® and Duragen®.
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
ENT Solutions: We provide technologies and instruments that support a broad range of ear, nose and throat procedures, including navigation, balloon sinuplasty, airway and eustachian tube dilation applications. The Company’s ENT portfolio comprises products including the TruDi® Navigation System featuring navigated surgical instrumentation, the RELIEVA

SPINPLUS® Balloon Sinuplasty System, the AERA® Eustachian Tube Dilation System, and the MicroFrance ENT instrumentation line.
TISSUE RECONSTRUCTION
Our Tissue Reconstruction segment develops and markets a broad portfolio of tissue products and technologies primarily focused on wound reconstruction and care and private label. This segment serves a diverse range of specialties, including plastic and reconstructive surgery, general surgery, and wound management.
Wound Reconstruction Solutions: We currently utilize five unique technology platforms consisting of highly engineered bovine collagen (derived from bovine sources for structural support), bovine dermis (acellular dermal tissue for natural integration), porcine urinary bladder (extracellular matrix for cellular repopulation), human amniotic tissue (allografts as a wound cover), and resorbable synthetic mesh (biodegradable materials for temporary reinforcement). These technologies address clinical needs in treating acute wounds such as burns, chronic wounds including diabetic foot ulcers, and surgical tissue repair applications such as hernia reinforcement, tendon protection, and peripheral nerve repair. The goal is to support the body’s wound healing process by providing scaffolds that create a wound environment that facilitates cellular invasion and revascularization. These products are often used in hospital settings, wound care clinics, or outpatient procedures.
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
Private Label: We offer extensive expertise in collagen biomaterials for other medical technology companies that sell to end markets primarily in spine, surgical and wound care. We manufacture a broad set of our tissue and wound care technologies that are available for private label distribution by our customers, produce raw materials that can be integrated into our customers’ production processes, and have the expertise to design, develop and manufacture products to meet the specific needs of our customers.
RESEARCH AND DEVELOPMENT STRATEGY
An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio through clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. Our research and development activities focus on identifying unmet surgical needs and addressing those needs with innovative solutions and products. Investment in research and development is critical to driving our future growth. Our research and development efforts are focused on the further development and improvement of our existing products, the design and development of new innovative medical technologies, and regulatory compliance across all our business segments. We apply our core competency in tissue reconstruction to innovate products for neurosurgical, wound applications, plastic surgery, and reconstructive surgery and we have extensive R&D development programs for our core platforms of electromechanical technologies.
Additionally, we conduct projects and clinical studies to generate effectiveness and health economic evidence. The Company has continued its investments in clinical education as a key value driver to leverage its global footprint, enhanced digital content, and strengthened its clinical network. As part of this objective, the Company remains committed to participation in clinical research demonstrating the effectiveness of its products prior to market introduction, and in supporting the clinical education and technical training.
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
In July 2025, we announced the inaugural enrollment of the first patient in the AERA Pediatric Registry, a prospective, multi-center observational registry evaluating the real-world use of the AERA Eustachian Tube Balloon Dilation System in children. This marks the focused effort to measure the ongoing clinical performance of AERA in pediatric patients with obstructive Eustachian tube dysfunction. The registry is designed to capture both safety and efficacy outcomes for up to 300 pediatric patients who undergo Eustachian tube balloon dilation using AERA.
In September 2025, the Mayfield® Ghost Base Unit Post launched in the U.S., which is designed to help provide clear visualization of anatomical structure and to support surgical accuracy and patient positioning. Throughout the first half of 2026, we introduced the Mayfield Ghost Base Unit Post to markets in Europe, Asia, Australia, and New Zealand.
In November 2025, we received 510(k) clearance for the use of the CUSA Clarity system for cardiac surgeries, used for the debridement of unwanted tissue in cardiac surgeries, including valve replacement and repair.
Tissue Products and Technologies. Our tissue technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, intact human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal product lines. These unique product designs are used for neurosurgical and reconstructive surgical applications, as well as dermal regeneration. Our tissue technology platform includes our legacy Integra® Dermal Regeneration Template (“IDRT”) products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications.
In the third quarter of 2021, we filed a PMA application for a specific indication for SurgiMend® in the use of post-mastectomy breast reconstruction and in July 2024 received approvable pending GMP status from FDA, which approved and closed out the clinical portion of this PMA application. We expect PMA approval for SurgiMend in 2027. We are also pursuing a PMA for DuraSorb for use in implant-based breast reconstruction. We completed enrollment for the DuraSorb U.S. investigational device exemption clinical study for two-stage breast reconstruction in June 2023, completed treatment in 2024, completed patient 1-year follow up in 2025, and we continue to advance the PMA application. We expect PMA approval for DuraSorb later in 2027.
In 2024, we acquired the product rights for Durepair® Dural Regeneration Matrix, a suturable dural graft which complements our portfolio of dural grafts and sealants, and subsequently launched the product for commercial sale in the U.S. in October 2025.
EUROPEAN UNION MEDICAL DEVICE (“EU MDR”) REGULATION UPDATES
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

FDA MATTERS
On December 19, 2024, the Company received a warning letter from the FDA (the “2024 Warning Letter”). The 2024 Warning Letter relates to quality system issues identified during FDA inspections at three of the Company’s facilities located in Mansfield, Massachusetts; Plainsboro, New Jersey; and Princeton, New Jersey. The 2024 Warning Letter did not identify any new observations that had not already been provided in the Form 483s previously issued to the Company by the FDA at the conclusion of its three inspections in June and August of 2024 (the “2024 Form 483s”). In the 2024 Form 483s, the FDA deemed certain of the Company’s devices, including cranial perforators, disposable cottonoid patties and strips, and collagen-based products, to be out of compliance with respect to quality system regulations. At that time, the Company took a number of voluntary actions including the initiation of shipping holds for several products and a voluntary recall of the disposable patties and strips. The 2024 Warning Letter does not restrict the Company’s ability to manufacture or ship products, require recall of any products, nor restrict the Company’s ability to seek FDA 510(k) clearance of products. The 2024 Warning Letter states that premarket approval applications for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been corrected. The Company has submitted several responses to the 2024 Form 483s issued to each of the three manufacturing facilities to the FDA and has submitted several updates to the 2024 Warning Letter throughout 2025 and 2026.
On March 7, 2019, TEI Biosciences, Inc. (“TEI”), one of our wholly owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter was related to quality systems issues at TEI’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”). The Boston facility manufactured extracellular bovine matrix products in our Tissue Reconstruction segment that were sold both in wound reconstruction and care and surgical reconstruction franchises, and in private label channels. The 2019 Warning Letter resulted from an inspection held at the Boston facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to our corrective actions. On October 28, 2021, the FDA initiated an inspection of the Boston facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021. On March 1, 2023, the FDA commenced an inspection of the Boston facility and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, the Company initiated a voluntary global recall of all products manufactured at the Boston facility, including PriMatrix, SurgiMend, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023 (the “Boston recall”). On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted periodic responses to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the warning letters and Form 483s and are continuing significant efforts to remediate the observations.
Although the warning letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. Following its assessment of the results of a third-party audit of the Boston facility, the Company announced in the second quarter of 2024 that it no longer planned to restart the manufacture of PriMatrix and SurgiMend at its Boston facility. The restart of the manufacturing of SurgiMend 510k product will occur at the Company’s new tissue manufacturing facility in Braintree, Massachusetts (the “Braintree transition”). In addition, the Company entered into a new third-party agreement, which facilitated the relaunch of PriMatrix, as well as Durepair Dural Regeneration Matrix in 2025, ahead of previously disclosed timelines. The Braintree facility became operational in June 2026 and is currently ramping up production to support the planned SurgiMend relaunch in the fourth quarter of 2026.
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

In the fourth quarter of 2025, we approved a restructuring initiative to improve the Company’s operational performance by strengthening the stability and resilience of our supply chain, strengthening global commercial capabilities and advancing our prioritization and execution discipline. We expect to incur aggregate restructuring costs associated with this initiative of approximately $12.3 million related to severance and other employee costs. The costs will be incurred as specific actions required as part of the initiative are identified and approved and are expected to continue through the end of 2026. The amounts and timing of estimated restructuring costs are subject to change until finalized; actual amounts and timing may vary materially based on various factors. During 2025, we incurred $8.5 million of restructuring costs related to this initiative. In the six months ended June 30, 2026, we incurred an additional $3.8 million in restructuring related expenses, consistent with the previously announced plans. In addition, we incurred costs related to executive restructuring activities during the six months ended June 30, 2026, which were separate from the previously announced plans.
CINCINNATI FACILITY FLOOD DAMAGE
On July 17, 2026, our manufacturing facility in Cincinnati, Ohio sustained flood damage as a result of severe weather conditions. The flooding caused damage to portions of the facility, equipment, inventory and other assets and resulted in operational disruptions at the site. We responded immediately to the event and implemented our business continuity plans to support ongoing customer service and operational continuity. We are continuing to assess the full extent of the damage and finalize remediation and recovery plans. Based on our current assessment, including available inventory at our distribution centers and our insurance coverage, we do not currently expect the event to have a material adverse effect on our operations or financial condition. However, our evaluation of the full financial impact of the event remains ongoing, including the ultimate costs of remediation and restoration, the amount of any potential asset impairments, and the timing and extent of insurance recoveries. We maintain insurance coverage for property damage and business interruption losses and are actively working with our insurance carriers to assess available coverage and potential recoveries. While we believe the event may result in insurance recoveries, the amount and timing of any such recoveries cannot be assured. For additional information regarding the flood damage to the Cincinnati facility, see Note 17. Subsequent Events.
RESULTS OF OPERATIONS
Executive Summary
For the three and six months ended June 30, 2026, net income (loss) was $4.5 million and $(0.1) million, or $0.06 and $(0.00) per diluted share, as compared to net losses of $(484.1) million and $(509.4) million, or $(6.31) and $(6.65) per diluted share, for the three and six months ended June 30, 2025. The improvement in net income (loss) for the three and six months ended June 30, 2026 was primarily attributable to the goodwill impairment charge recognized in the prior year.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
Acquisition, divestiture and integration-related charges(1)	$2,383	$4,963	$4,177	$11,187
Structural optimization charges	7,513	5,944	16,817	16,607
Braintree transition(2)	9,918	13,630	17,646	28,440
EU medical device regulation	2,439	10,681	10,326	21,625
Total	$22,253	$35,218	$48,966	$77,859
(1) This includes adjustments for contingent consideration liabilities. Refer to Note 15. Commitments and Contingencies for additional information.
(2) This primarily includes idle capacity charges, site transfer costs, quality remediation costs, right of use and fixed asset impairments.
The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
Cost of goods sold	$13,928	$19,862	$24,832	$40,571
Research and development	1,863	5,292	6,004	9,268
Selling, general and administrative	6,215	9,629	17,642	27,121
Other income	247	435	488	899
Total	$22,253	$35,218	$48,966	$77,859

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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
Segment Net Sales
Specialty Surgery	$309,269	$303,958	$592,404	$584,622
Tissue Reconstruction	109,492	111,647	218,275	213,636
Total revenues	$418,761	$415,605	$810,679	798,258
Cost of goods sold	199,017	206,273	373,953	394,494
Gross margin on total revenues	$219,744	$209,332	$436,726	$403,764
Gross margin as a percentage of total revenues	52.5%	50.4%	53.9%	50.6%
Three Months Ended June 30, 2026 as Compared to Three Months Ended June 30, 2025
Revenues and Gross Margin
For the three months ended June 30, 2026, total revenues increased by $3.2 million to $418.8 million from $415.6 million for the same period in 2025, representing low-single digit growth compared to the same period in the prior year.
In the Specialty Surgery segment, revenues were $309.3 million which represents an increase of $5.3 million, or 2% as compared to the prior-year period. Excluding the impact of foreign currency of $0.4 million, the increase in revenue is primarily driven by Neurosurgery and Surgical Instruments, offset by decreases in our ENT Solutions business.
In the Tissue Reconstruction segment, revenues were $109.5 million which represents a decrease of $2.2 million, or 2% as compared to the prior-year period. The decline was attributable to lower sales of MicroMatrix and Integra Skin, partially offset by growth in PriMatrix and DuraSorb. The decrease in Integra Skin sales was primarily due to the clearance of backorders in the prior-year period.
Gross margin was $219.7 million for the three months ended June 30, 2026, an increase of $10.4 million from $209.3 million for the same period in 2025. Gross margin as a percentage of revenues was 52.5% for the three months ended June 30, 2026 and 50.4% for the same period in 2025. The increase in gross margin is primarily attributable to a reduction in costs associated with the Braintree remediation, lower costs related to quality and operational issues, and improved manufacturing performance compared to the same period in the prior year.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2026	2025
Research and development	5.8%	6.5%
Selling, general and administrative	41.2%	43.3%
Intangible asset amortization	0.9%	0.9%
Goodwill Impairment	—%	123.0%
Total operating expenses	47.9%	173.7%

Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, decreased by $521.5 million, or 72.2%, to $200.5 million in the three months ended June 30, 2026, compared to $722.0 million in the same period in 2025, mainly driven by the goodwill impairment charge in the second quarter of the prior year.
Research and Development
Research and development expenses for the three months ended June 30, 2026 decreased by $2.7 million as compared to the same period in the prior year, primarily attributable to reduced spending in EU MDR.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended June 30, 2026 decreased by $7.5 million as compared to the same period in the prior year, primarily due a reduction in Acclarent integration costs and reduced spending in EU MDR.
Intangible Asset Amortization
Amortization expense (which does not include amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended June 30, 2026 was $3.8 million, consistent with the same period in the prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expense:

	Three Months Ended June 30,
Dollars in thousands	2026	2025
Interest income	$4,267	$4,710
Interest expense	(22,994)	(21,042)
Other income (expense), net	4,186	(1,946)
Total non-operating income and (expense)	$(14,541)	$(18,278)
Interest Income
Interest income for the three months ended June 30, 2026 decreased by $0.4 million as compared to the same period in the prior year.
Interest Expense
Interest expense for the three months ended June 30, 2026 increased by $2.0 million as compared to the same period in the prior year primarily due to higher interest rates on the borrowings under the revolving credit facility component of the Senior Credit Facility as compared to the interest rates on the 2025 Notes, which was repaid in August 2025.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2026 changed by $6.1 million as compared to the same period in the prior year, primarily driven by higher income on our cross currency swap contracts. For additional information regarding our cross-currency swap arrangements, see Note 6. Derivative Instruments.
Income Taxes

	Three Months Ended June 30,
Dollars in thousands	2026	2025
Income (loss) before income taxes	$4,744	$(530,952)
Provision (benefit) for income taxes	262	(46,879)
Effective tax rate	5.5%	8.8%
The Company’s effective income tax rates for the three months ended June 30, 2026 and 2025 were 5.5% and 8.8%, respectively.
The 2026 effective tax rate was primarily impacted by tax benefits associated with returns filed in certain foreign jurisdictions, as well as the jurisdictional mix of income, including its impact on the Company’s net Controlled Foreign Corporation tested income (“NCTI”) inclusion, formerly referred to as Global Intangible Low Taxed Income (“GILTI”). The 2025 effective tax rate was primarily impacted by a partially non-deductible goodwill impairment charge, NCTI, and additional taxes related to global minimum tax requirements in certain foreign jurisdictions, partially offset by tax benefits from operating losses in certain jurisdictions.

The effective tax rate may vary from period to period due to factors including the geographic and business mix of taxable earnings and losses, tax planning activities, and settlements with taxing authorities. The Company evaluates these factors, together with its history of taxable earnings, when assessing the realizability of its tax assets on a quarterly basis.
Additionally, changes in tax laws or regulations in the jurisdictions in which the Company operates could impact its effective tax rate. Governments in the U.S. and abroad continue to focus on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes several tax law changes, including extensions of certain 2017 Tax Cuts and Jobs Act provisions, immediate expensing of certain research and development costs, and changes to interest expense deduction limitations.
The Company continues to monitor tax legislation enacted by foreign jurisdictions in response to the Organization of Economic Cooperation and Development's (“OECD”) Pillar Two global minimum tax framework. Pillar Two generally provides for a 15% minimum tax on large multinational companies on a jurisdiction-by-jurisdiction basis, with certain provisions effective beginning in 2024.
Six Months Ended June 30, 2026 as Compared to Six Months Ended June 30, 2025
Revenues and Gross Margin
For the six months ended June 30, 2026, total revenues increased by $12.4 million to $810.7 million from $798.3 million for the same period in 2025, representing low-single digit growth compared to the same period in the prior year.
In the Specialty Surgery segment, revenues were $592.4 million, an increase of $7.8 million, or 1% from the prior year period. Excluding the impact of foreign currency of $4.5 million, the increase in revenue is primarily driven by Neurosurgery, offset by decreases in our Surgical Instrument and ENT Solutions business.
In the Tissue Reconstruction segment, revenues were $218.3 million, an increase of $4.6 million, or 2% from the prior year period. This is primarily attributable to growth in Primatrix and Durasorb, offset by the impact of quality and operational issues associated with Medihoney.
Gross margin was $436.7 million for the six months ended June 30, 2026, an increase of $33.0 million from $403.8 million for the same period in 2025. Gross margin as a percentage of total revenue increased to 53.9% for the six months ended June 30, 2026 from 50.6% in the same period in 2025. The increase in gross margin is primarily attributable to a reduction in costs associated with the Braintree remediation, lower costs related to quality and operational issues, and improved manufacturing performance compared to the same period in the prior year.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2026	2025
Research and development	5.9%	6.5%
Selling, general and administrative	43.3%	45.3%
Intangible asset amortization	0.9%	0.9%
Goodwill Impairment	—%	64.1%
Total operating expenses	50.1%	116.8%
Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, decreased by $526.0 million, or 56.4% to $406.0 million in the six months ended June 30, 2026, compared to $931.9 million in the same period in 2025, primarily driven by goodwill impairment recorded in the second quarter of the prior year.
Research and Development
Research and development expenses for the six months ended June 30, 2026 decreased by $4.0 million as compared to the same period, primarily attributable to reduced spending in EU MDR.
Selling, General and Administrative
Selling, general and administrative costs decreased by $10.7 million as compared to the same period in the prior year, primarily due a reduction in Acclarent integration costs and reduced spending in EU MDR.

Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the six months ended June 30, 2026 was $7.5 million, consistent with the same period in the prior year.
We expect total annual amortization expense to be approximately $53.7 million for the remainder of 2026, $106.5 million in 2027, $102.9 million in 2028, $97.6 million in 2029, $91.5 million in 2030, $88.5 million in 2031 and $358.6 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
Dollars in thousands	2026	2025
Interest income	$8,372	$9,130
Interest expense	(45,459)	(39,857)
Other income (expense), net	8,665	(2,090)
Total non-operating expense	$(28,422)	$(32,817)
Interest Income
Interest income for the six months ended June 30, 2026 decreased by $0.8 million as compared to the same period in the prior year.
Interest Expense
Interest expense for the six months ended June 30, 2026 increased by $5.6 million as compared to the same period in the prior year primarily due to higher interest rates on the borrowings under the revolving credit facility component of the Senior Credit Facility as compared to the interest rates on the 2025 Notes, which was repaid in August 2025.
Other Income (expense), net
Other income (expense), net for the six months ended June 30, 2026, increased by $10.8 million as compared to the same period in the prior year, primarily driven by higher income on our cross currency swap contracts. For additional information regarding our cross-currency swap arrangements, see Note 6. Derivative Instruments.
Income Taxes

	Six Months Ended June 30,
Dollars in thousands	2026	2025
Income (loss) before income taxes	$2,333	$(560,988)
Provision (benefit) for income taxes	2,467	(51,622)
Effective tax rate	105.7%	9.2%
The Company’s effective income tax rates for the six months ended June 30, 2026 and 2025 were 105.7% and 9.2%, respectively. The 2026 effective tax rate was primarily impacted by a tax expense related to a shortfall from stock-based compensation due to market conditions, partially offset by a tax benefit from returns filed in certain foreign jurisdictions. The 2025 effective tax rate was primarily impacted by a partially non-deductible goodwill impairment charge, NCTI, and additional taxes related to global minimum tax requirements in certain foreign jurisdictions, partially offset by tax benefits from operating losses in certain jurisdictions.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
United States	$307,099	$306,308	$596,479	$588,525
Europe	42,572	42,594	82,535	77,920
Asia Pacific	48,697	47,732	93,908	92,837
Rest of World	20,393	18,971	37,757	38,976
Total Revenues	$418,761	$415,605	$810,679	$798,258
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
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The Company’s working capital as of June 30, 2026 and December 31, 2025 was $860.6 million and $703.6 million, respectively. The increase in working capital is driven by the 2026 amendment of our Securitization Facility, which resulted in the reclassification of borrowings from current liabilities to long term liabilities.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $214.4 million and $235.0 million at June 30, 2026 and December 31, 2025, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At June 30, 2026, our non-U.S. subsidiaries held approximately $185.1 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short-Term Investments
The Company had short-term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $59.7 million and $28.7 million, respectively, at June 30, 2026 and December 31, 2025.
Cash Flows

	Six Months Ended June 30,
Dollars in thousands	2026	2025
Net cash provided by (used in) operating activities	$32,605	$(2,338)
Net cash used in investing activities	(58,131)	(57,568)
Net cash provided by financing activities	7,479	14,238
Effect of exchange rate fluctuations on cash	(2,586)	17,207
Cash Flows Provided by or Used in Operating Activities
Operating cash flows for the six months ended June 30, 2026 increased by $34.9 million compared to the same period in 2025. Within operating cash flows, net income less non-cash adjustments increased for the six months ended June 30, 2026 by approximately $49.0 million, primarily due to the reduced impact of quality and operational issues in the current year compared to the prior period, as well as lower spending on EU MDR compliance and Braintree transition.

The changes in assets and liabilities for the six months ended June 30, 2026, net of business acquisitions, decreased cash flows by $56.8 million, mainly attributable to a decrease in accrued expenses and other current liabilities, due to payment of SIA contingent consideration, and an increase in other current assets. This is partially offset by improved customer collections.
The changes in assets and liabilities for the six months ended June 30, 2025, net of business acquisitions, decreased cash flows by $42.7 million, mainly attributable to increases in inventory and prepaid expenses and other current assets.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the six months ended June 30, 2026 were $31.0 million purchases of short term investments and $27.2 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities and other technology investments.
There were no sources of cash from investing activities for the six months ended June 30, 2026.
Uses of cash from investing activities during the six months ended June 30, 2025 were $49.1 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities, and other technology investments, as well as $8.5 million related to purchases of short-term investments.
There were no sources of cash from investing activities for the six months ended June 30, 2025.
Cash Flows Provided by Financing Activities
Uses of cash from financing activities in the six months ended June 30, 2026 related to the repayments of $60.5 million under our Senior Credit Facility and Securitization Facility. In addition, the Company paid $6.8 million related to payment of SIA contingent consideration, $1.6 million in cash taxes for net equity settlements, and $0.3 million in debt issuance costs.
Sources of cash from financing activities for the six months ended June 30, 2026 were $75.9 million of proceeds from borrowings of long term indebtedness and $0.8 million related to the proceeds from employee stock purchases.
Uses of cash from financing activities in the six months ended June 30, 2025 related to the repayments of $31.1 million under our Senior Credit Facility and Securitization Facility, as well as $16.5 million related to payments of Arkis and SIA contingent consideration. In addition, the Company paid $3.9 million in debt issuance costs and $2.4 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the six months ended June 30, 2025 were $67.3 million of proceeds from borrowings of long-term indebtedness and $1.0 million related to the proceeds from the exercise of stock options.
Tariffs and Macroeconomic Environment
In April 2025, the U.S. government announced new tariffs on goods imported into the U.S. from dozens of countries, including China and the European Union member states. In response, governments have threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating trade agreements with certain governments. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled against certain of the U.S. tariffs that have been implemented. The U.S. administration has appealed this ruling. In February 2026, the U.S. Supreme Court ruled to invalidate the U.S. administration’s tariff program implemented under the International Emergency Economic Powers Act (“IEEPA”), concluding that IEEPA did not authorize the broad import duties previously imposed. Following the ruling, the U.S. administration announced a global 10.0% tariff under Section 122 of the Trade Act of 1974, which permits temporary import surcharges of up to 15% for a period of up to 150 days to address balance of payments deficits, with implementation effective almost immediately and subject to certain exemptions. Following the expiration of tariffs previously imposed under Section 122 in July 2026, the U.S. administration announced the immediate implementation of tariffs which apply to certain products we import under Section 301 of the Trade Act of 1974 at rates ranging from 10.0% to 12.5%. The timing, scope, and duration of these tariffs remain uncertain and are subject to change based on governmental actions.
Subsequent to the U.S. Supreme Court’s decision, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish an administrative process to issue refunds of any IEEPA tariffs imposed without appropriate authority. On April 20, 2026, the CBP launched an online portal referred to as the Consolidated Administration and Processing of Entries (“CAPE”) that can be used to facilitate the submission and processing of IEEPA tariff refund requests. As of June 30, 2026, the Company had submitted IEEPA tariff refund claims of $17.6 million, consisting of $16.7 million submitted through Phases 1 and 2 of CAPE and $0.9 million submitted through formal protests filed outside CAPE, all of which remain subject to CBP review and validation prior to the issuance of refunds. The Company expects the remaining amount will be received through Phase 3 of CAPE and through vendor refunds.

Any tariffs paid have been capitalized in inventory and have been recognized in cost of goods sold as those products subject to tariffs have been sold. In the first quarter of 2026, the Company applied the guidance within FASB Topic 405-20, Liabilities - Extinguishments of Liabilities (“ASC 405-20”) and as a result, recognized a receivable of $19.0 million, recorded within other current assets, for tariffs previously paid on imported goods that are subject to refund. Of this amount $3.4 million had been previously expensed in 2025 to cost of goods sold, and $15.6 million would have been expensed in the current year. These adjustments relate to the legal right to receive a refund of IEEPA tariffs previously imposed on the Company without appropriate authority. During the six months ended June 30, 2026, the Company received cash refunds of $0.5 million, which reduced the receivable balance.
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
Credit Agreement, Convertible Senior Notes, Securitization and Related Hedging Activities
See Note 5. Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a discussion of our Senior Credit Facility, 2025 Notes, and Securitization Facility and Note 6. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for discussion of our hedging activities.
The Senior Credit Facility is subject to various financial and negative covenants and, at June 30, 2026, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 4.10, with the covenant requirement at 5.00 at the end of June 30, 2026. As outlined in the table in Note 5. Debt, the covenant requirement will drop from 5.00 to 4.75 for the fiscal quarter ended September 30, 2026.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the six months ended June 30, 2026 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Contractual Obligations and Commitments
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments.
Our primary obligations include principal and interest payments on the revolving credit facility and term loan component of the Senior Credit Facility and our Securitization Facility. See Note 5. Debt, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. The Company also leases some of our manufacturing facilities and office buildings which have required future minimum lease payments. See Note 9. Leases and Related Party Leases, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for a schedule of our future minimum lease payments. Amounts related to the Company’s other obligations, including employment agreements and purchase obligations were not material.
The Company has future pension contribution obligations and contingent consideration obligations related to prior acquisitions. See Note 8. Retirement Plans, and Note 15. Commitments and Contingencies, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. The associated obligations are not fixed.
The Company also has a liability for uncertain tax benefits including interest and penalties. See Note 11. Income Taxes to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for details. The Company cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 did not materially change in the six months ended June 30, 2026.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2026 would impact interest income by approximately $2.1 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments - We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at June 30, 2026 would increase or decrease interest income by approximately $0.6 million on an annual basis.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of June 30, 2026. The total notional amounts related to the Company's interest rate swaps were $900.0 million, of which all are effective as of June 30, 2026. Based on our outstanding borrowings at June 30, 2026, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $9.7 million on an annualized basis. See Note 6. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, Michael McBreen, the Company’s Executive Vice President and Chief Commercial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on June 11, 2026 to sell up to 27,040 shares of our common stock between September 10, 2026 and September 13, 2027, the date this plan expires. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of (i) the date all the shares under the plan are sold and (ii) September 13, 2027.
Other than as disclosed above, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.
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
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 9, 2024 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

3.2
Third Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of February 21, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023)

10.1
Eighth Amended and Restated Credit Agreement, dated as of April 10, 2026, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, N.A., Truist Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and The Bank of Nova Scotia, BMO Harris Bank N.A., BNP Paribas, Capital One, National Association, Citizens Bank, N.A., DNB Bank ASA, New York Branch, Santander Bank, N.A. and TD Bank, N.A., as Co-Documentation (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed on May 5, 2026)

10.2
Amendment No. 1 to Purchase and Sale Agreement, dated as of April 10, 2026, by and among Integra Receivables LLC, Integra LifeSciences Sales LLC, Integra LifeSciences Corporation, and acknowledged and agreed to by PNC Bank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed on May 5, 2026)

10.3*
Amendment No. 3 to the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2026)

10.4*
Integra LifeSciences Holdings Corporation Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 26, 2026)

10.5*+	Employment Agreement, dated May 1, 2026, by and between Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Stuart Essig

10.6*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement (May 2026)

10.7*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Non-Qualified Stock Option Award Agreement (May 2026)

10.8*+	Separation and General Release Agreement, dated May 1, 2026, by and among Mojdeh Poul, Integra LifeSciences Holdings Corporation and Integra LifeSciences Corporation

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+#	Inline XBRL Taxonomy Extension Schema Document

101.CAL+#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+#	Inline XBRL Definition Linkbase Document

101.LAB+#	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Indicates this document is filed as an exhibit herewith.
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed on July 29, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	July 29, 2026	/s/ Stuart M. Essig, Ph.D.
Stuart M. Essig, Ph.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2026	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2026	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)