Form 10-Q
period 2026-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2026-10-23
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 22, 2026 was 77,800,976.
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	5

Condensed Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. Mine Safety Disclosures	52

Item 5. Other Information	52

Item 6. Exhibits	52

SIGNATURES	55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue, net	$411,182	$402,062	$1,221,861	$1,200,320

Costs and expenses:
Cost of goods sold	201,316	195,071	575,269	589,565
Research and development	21,897	22,456	69,651	74,181
Selling, general and administrative	165,311	169,046	515,982	530,433
Intangible asset amortization	3,758	3,728	11,304	11,186
Goodwill impairment charge	—	—	—	511,365
Total costs and expenses	392,282	390,301	1,172,206	1,716,730
Operating income (loss)	18,900	11,761	49,655	(516,410)
Interest income	5,002	4,982	13,375	14,112
Interest expense	(22,961)	(22,725)	(68,419)	(62,582)
Other income (expense), net	14,723	(842)	23,388	(2,932)
Income (loss) before income taxes	15,664	(6,824)	17,999	(567,812)
Provision (benefit) for income taxes	812	(1,420)	3,282	(53,042)
Net income (loss)	$14,852	$(5,404)	$14,717	$(514,770)

Net income (loss) per share
Basic	$0.19	$(0.07)	$0.19	$(6.72)
Diluted	$0.19	$(0.07)	$0.19	$(6.72)

Weighted average common shares outstanding (See Note 12):
Basic	77,387	76,753	77,210	76,637
Diluted	78,577	76,753	77,941	76,637
Comprehensive income (loss) (See Note 13)	20,536	(6,472)	10,281	$(519,174)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$252,261	$235,048
Short-term investments	59,669	28,693
Trade accounts receivable, net of allowances of $7,333 and $7,230	248,994	278,849
Inventories, net	464,454	492,735
Prepaid expenses	117,620	96,089
Other current assets	46,940	28,130
Total current assets	1,189,938	1,159,544
Property, plant and equipment, net	441,138	444,335
Right of use asset - operating leases	136,134	140,568
Intangible assets, net	1,040,636	1,134,663
Goodwill	607,827	615,157
Deferred tax assets, net	66,710	69,854
Other assets	25,415	37,880
Total assets	$3,507,798	$3,602,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under senior credit facility	$48,438	$38,750
Current portion of borrowings under securitization facility	—	87,800
Current portion of lease liability - operating leases	14,592	14,019
Accounts payable, trade	66,420	95,726
Contract liabilities	12,075	11,463
Income tax payable	1,703	3,651
Accrued compensation	83,930	74,079
Accrued expenses and other current liabilities	101,844	130,493
Total current liabilities	329,002	455,981
Long-term borrowings under senior credit facility	1,696,950	1,729,556
Long-term borrowings under securitization facility	81,200	—
Lease liability - operating leases	161,091	163,059
Deferred tax liabilities	4,794	5,664
Other liabilities	168,144	204,278
Total liabilities	2,441,181	2,558,538
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 240,000 authorized shares; 92,098 and 92,286 issued at September 30, 2026 and December 31, 2025, respectively	921	923
Additional paid-in capital	1,346,140	1,338,386
Treasury stock, at cost; 14,292 shares and 14,399 shares at September 30, 2026 and December 31, 2025, respectively	(684,089)	(689,210)
Accumulated other comprehensive loss	(34,513)	(30,077)
Retained earnings	438,158	423,441
Total stockholders’ equity	1,066,617	1,043,463
Total liabilities and stockholders’ equity	$3,507,798	$3,602,001
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$14,717	$(514,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115,627	113,402
Non-cash impairment charges	—	511,365
Deferred income tax benefit	(2,304)	(55,316)
Share-based compensation	13,908	12,745
Amortization of debt issuance costs and expenses associated with debt refinancing	3,081	4,590
Non-cash lease adjustment	2,998	(906)
Loss on disposal of property and equipment	2,214	490
Change in fair value of contingent consideration and others	(2,096)	(14,644)
Changes in assets and liabilities:
Accounts receivable	28,567	15,967
Inventories	20,278	(43,419)
Prepaid expenses and other current assets	(30,645)	(4,994)
Other non-current assets	2,219	3,335
Accounts payable, accrued expenses and other current liabilities	(38,533)	3,704
Contract liabilities	(1,620)	2,715
Other non-current liabilities	171	4,304
Net cash provided by operating activities	128,582	38,568
INVESTING ACTIVITIES:
Purchases of property and equipment	(37,401)	(64,222)
Purchases of short-term investments	(30,976)	(8,502)
Net payments from swaps designated as net investment hedges	—	(432)
Net cash used in investing activities	(68,377)	(73,156)
FINANCING ACTIVITIES:
Proceeds from borrowings of long-term indebtedness	95,800	671,000
Payments on debt	(126,463)	(69,819)
Repayments of convertible debt	—	(574,983)
Payment of debt issuance costs	(275)	(3,930)
Purchases of treasury stock	—	(221)
Payments for contingent considerations	(6,842)	(16,451)
Proceeds from exercised stock options and employee stock purchase plan	760	957
Cash taxes paid in net equity settlement	(1,789)	(2,560)
Net cash (used in) provided by financing activities	(38,809)	3,993
Effect of exchange rate changes on cash and cash equivalents	(4,183)	16,406
Net increase (decrease) in cash and cash equivalents	17,213	(14,189)
Cash and cash equivalents at beginning of period	235,048	246,375
Cash and cash equivalents at end of period	$252,261	$232,186
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	92,286	$923	(14,399)	$(689,210)	$1,338,386	$(30,077)	$423,441	$1,043,463
Net loss	—	—	—	—	—	—	(4,617)	(4,617)
Other comprehensive loss, net of tax	—	—	—	—	—	(863)	—	(863)
Issuance of common stock through employee stock purchase plan	64	1	—	—	760	—	—	761
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(176)	(2)	43	2,088	(3,461)	—	—	(1,375)
Share-based compensation	—	—	—	—	5,037	—	—	5,037
Balance, March 31, 2026	92,174	$922	(14,356)	$(687,122)	$1,340,722	$(30,940)	$418,824	$1,042,406
Net Income	—	—	—	—	—	—	4,482	4,482
Other comprehensive loss, net of tax	—	—	—	—	—	(9,257)	—	(9,257)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(44)	(1)	5	204	(417)	—	—	(214)
Share-based compensation	—	—	—	—	5,960	—	—	5,960
Balance, June 30, 2026	92,130	$921	(14,351)	$(686,918)	$1,346,265	$(40,197)	$423,306	$1,043,377
Net Income	—	—	—	—	—	—	14,852	14,852
Other comprehensive income, net of tax	—	—	—	—	—	5,684	—	5,684
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(32)	—	59	2,829	(3,029)	—	—	(200)
Share-based compensation	—	—	—	—	2,904	—	—	2,904
Balance, September 30, 2026	92,098	$921	(14,292)	$(684,089)	$1,346,140	$(34,513)	$438,158	$1,066,617

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	91,609	$916	(14,445)	$(691,411)	$1,323,431	$(27,571)	$939,915	$1,545,280
Net loss	—	—	—	—	—	—	(25,293)	(25,293)
Other comprehensive income, net of tax	—	—	—	—	—	3,465	—	3,465
Issuance of common stock through employee stock purchase plan	44	—	—	—	957	—	—	957
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	483	5	21	1,032	(3,167)	—	—	(2,130)
Share-based compensation	—	—	—	—	1,860	—	—	1,860
Balance, March 31, 2025	92,136	$921	(14,424)	$(690,379)	$1,323,081	$(24,106)	$914,622	$1,524,139
Net loss	—	—	—	—	—	—	(484,073)	(484,073)
Other comprehensive loss, net of tax	—	—	—	—	—	(6,801)	—	(6,801)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	201	2	8	345	(571)	—	—	(224)
Share-based compensation	—	—	—	—	5,341	—	—	5,341
Other adjustments	—	—	—	—	279	—	—	279
Balance, June 30, 2025	92,337	923	(14,416)	(690,034)	1,328,130	(30,907)	430,549	1,038,661
Net loss	—	—	—	—	—	—	(5,404)	(5,404)
Other comprehensive income, net of tax	—	—	—	—	—	(1,068)	—	(1,068)
Issuance of common stock for vesting of share based awards, net of shares withheld for taxes and forfeitures	(86)	—	—	9	(207)	—	—	(198)
Share-based compensation	—	—	—	—	5,583	—	—	5,583
Accelerated shares repurchased	—	—	—	—	—	—	—	—
Balance, September 30, 2025	92,251	923	(14,416)	(690,025)	1,333,506	(31,975)	425,145	1,037,574
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
In the opinion of management, the September 30, 2026 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, statement of changes in shareholders’ equity, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine-months period ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire year.
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
Cash and cash equivalents
The Company had cash and cash equivalents, primarily consisting of cash on-hand, as well as time deposits with original maturities of three months or less and money market funds, which are highly liquid and readily convertible to cash, totaling $252.3 million and $235.0 million at September 30, 2026 and December 31, 2025, respectively.
Short-term investments
The Company had short-term investments, primarily consisting of time deposits with original maturities between three months and one year, totaling $59.7 million and $28.7 million at September 30, 2026 and December 31, 2025, respectively. The short-term investments are valued based on Level 1 measurements in the fair value hierarchy.
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
Any tariffs paid have been capitalized in inventory and have been recognized in cost of goods sold as those products subject to tariffs have been sold. In the first quarter of 2026, the Company applied the guidance within FASB Topic 405-20, Liabilities - Extinguishments of Liabilities (“ASC 405-20”). As a result, the Company recognized a receivable of $19.0 million, recorded in other current assets, for tariffs previously paid on imported goods that are subject to refund. Of this amount, $3.4 million had been previously expensed in 2025 to cost of goods sold and $15.6 million would have been expensed in the current year. These adjustments relate to the legal right to receive a refund of IEEPA tariffs previously imposed on the Company without appropriate authority. During the nine months ended September 30, 2026, the Company received cash refunds of $16.2 million, which reduced the receivable balance, and recognized cash interest receipts of $0.7 million associated with those refunds.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company incurred employee termination costs related to restructuring activities in the consolidated statement of operations for the nine months ended September 30, 2026 and 2025. The following table summarizes the activity in the restructuring related accrual balances included within accrued expenses and other current liabilities in the consolidated balance sheet for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Balance, beginning of the year	$10,774	$5,151
Charges:
Cost of Goods Sold	537	113
Research and development	662	417
Selling, general and administrative	6,070	6,780
Payments and other adjustments	(13,544)	(8,129)
Balance, end of the period	$4,499	$4,332
Segment information
In the third quarter of 2026, the Company renamed its Private Label business in the Tissue Reconstruction reportable segment to Corporate Partnerships. The business name change did not result in any change to the composition of the reportable segments and has no impact on previously reported financial information.
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
The following table summarizes the changes in the contract asset and liability balances for the nine months ended September 30, 2026:

Dollars in thousands	Total
Contract Asset
Contract asset, January 1, 2026	$6,844
Transferred to trade receivables from contract asset included in beginning-of-the-year contract asset	$(6,844)
Contract asset, net of transferred to trade receivables on contracts during the period	$5,040
Contract asset, September 30, 2026	$5,040

Contract Liability
Contract liability, January 1, 2026	$23,010
Recognition of revenue included in beginning-of-the-year contract liability	$(9,393)
Contract liability, net of revenue recognized on contracts during the period	$7,898
Foreign currency translation	$9
Contract liability, September 30, 2026	$21,524
As of September 30, 2026, the short-term portion of the contract liability of $12.1 million, representing 56% of unsatisfied or partially unsatisfied performance obligations, is expected to be recognized as revenue within 12 months and is included in current liabilities in the consolidated balance sheet. The long-term portion of $9.4 million, representing the remaining balance to be recognized thereafter, is included in other liabilities in the consolidated balance sheet.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Disaggregated Revenue
The following table presents revenues disaggregated by the major sources of revenues for the three and nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Neurosurgery	$214,097	$201,563	$625,556	$601,466
Surgical Instruments	49,662	50,151	151,701	154,181
ENT Solutions	40,361	40,869	119,268	121,557
Total Specialty Surgery	304,120	292,583	896,525	877,204

Wound Reconstruction Solutions	81,529	83,988	242,480	243,514
Corporate Partnerships	25,533	25,491	82,856	79,602
Total Tissue Reconstruction	107,062	109,479	325,336	323,116
Total Revenue	$411,182	$402,062	$1,221,861	$1,200,320
See Note 14. Segment and Geographic Information for details of revenues based on the location of the customer.
Note 3. Inventories
Inventories, net consisted of the following:

Dollars in thousands	September 30, 2026	December 31, 2025
Finished goods	$257,545	$262,614
Work in process	92,446	99,348
Raw materials	114,463	130,773
Total inventories, net	$464,454	$492,735
Note 4. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2026 were as follows:

Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Total
Goodwill at December 31, 2025	$344,167	$270,990	$615,157
Foreign currency translation	(4,101)	(3,229)	(7,330)
Goodwill at September 30, 2026	$340,066	$267,761	$607,827
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
The Company tests for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative evaluation for some or all of its reporting units and perform a quantitative test. The quantitative test uses a combination of both an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilizes the estimated discounted cash flows for the reporting unit, while the market approach utilizes comparable publicly-traded companies’ revenue and earnings

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, cost of sales, terminal growth rates, and a discount rate for each reporting unit. Discount rates are determined using a weighted average cost of capital for risk factors specific to each reporting unit and other market and industry data. The assumptions used are inherently subject to uncertainty and slight changes in these assumptions could have a significant impact on the concluded value. The estimates and assumptions applied represent a Level 3 measurement in the fair value hierarchy. Level 3 inputs are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
During the third quarter of 2026, the Company performed its annual test of its reporting units for impairment. The Company elected to bypass the qualitative evaluations of its Tissue Reconstruction and Neurosurgery reporting units for impairment and perform quantitative tests. The Instruments and ENT reporting unit had been deemed fully-impaired during the second quarter of 2025 and was excluded from this evaluation. The quantitative test for the Tissue Reconstruction reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.0% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Tissue Reconstruction reporting unit was not less than its carrying amount, with 11.3% headroom. The quantitative test for the Neurosurgery reporting unit utilized a terminal growth rate of 2.5% and a discount rate of 13.0% in the income approach. The Company determined, after performing the quantitative analysis, that the fair value of the Neurosurgery reporting unit was not less than its carrying amount, with 15.3% headroom. Based on the results of these quantitative tests, the Company recorded no impairment of goodwill for Tissue Reconstruction or Neurosurgery reporting units.
The Company performed a hypothetical sensitivity analysis of the fair value for each reporting unit by increasing the discount rate by 50 basis points, decreasing the terminal growth rate by 50 basis points, and holding all other assumptions constant, which resulted in a decrease to the estimated fair value of the Tissue Reconstruction reporting unit by 3.8% and a decrease to the estimated fair value of the Neurosurgery reporting unit by 3.0%. Based on the results of the hypothetical sensitivity analyses, the estimated fair values of both reporting units remained greater than their carrying values, and no goodwill impairment charge would have been required.
The Company recognized an aggregate charge of $511.4 million in goodwill impairment expense in the consolidated statement of operations during 2025.
Other Intangible Assets
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2026
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,471,620	$(694,598)	$777,022
Customer relationships	12 years	168,587	(148,293)	20,294
Trademarks/brand names	27 years	102,164	(50,533)	51,631
Codman tradename	Indefinite	175,138	—	175,138
Supplier relationships	30 years	30,211	(20,838)	9,373
All other	6 years	23,244	(16,066)	7,178
		$1,970,964	$(930,328)	$1,040,636

	December 31, 2025
Dollars in thousands	Weighted Average Life	Cost	Accumulated Amortization	Net
Completed technology	17 years	$1,486,304	$(632,204)	$854,100
Customer relationships	12 years	169,369	(145,187)	24,182
Trademarks/brand names	27 years	103,454	(47,799)	55,655
Codman tradename	Indefinite	179,959	—	179,959
Supplier relationships	30 years	30,211	(20,104)	10,107
All other	6 years	23,434	(12,774)	10,660
		$1,992,731	$(858,068)	$1,134,663

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
During the third quarter of 2026, the Company performed its annual test of its intangible assets with indefinite lives for impairment. The Company elected to bypass the qualitative evaluation for its Codman tradename intangible asset and perform a quantitative test. In performing this test, the Company utilized a discount rate of 14.0%. The assumptions used in evaluating the Codman tradename for impairment are subject to change and are tracked against historical results by management. Based on the results of the quantitative test, the Company recorded no impairment to the Codman tradename intangible asset.
The Company did not recognize any impairment charges on its intangible assets with indefinite lives during 2025.
Intangible Assets with Definite Lives
Developed technologies and other definite-lived intangible assets are amortized over their estimated useful lives either using the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Definite-lived intangible assets are periodically evaluated for impairment in accordance with FASB Topic 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that a definite-lived intangible asset’s carrying value may not be recoverable.
Total amortization of intangible assets for the three and nine months ended September 30, 2026 was $26.8 million and $80.8 million, respectively. Of this amount, $23.1 million and $69.5 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold.
Total amortization of intangible assets for the three and nine months ended September 30, 2025 was $26.9 million and $80.1 million, respectively. Of this amount, $23.1 million and $69.0 million, respectively, was related to amortization of technology based intangibles and included in cost of goods sold.
Based on quarter-end exchange rates, amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $26.7 million for the remainder of 2026, $106.1 million in 2027, $102.5 million in 2028, $97.2 million in 2029, $91.1 million in 2030, $88.1 million in 2031 and $357.1 million thereafter.
Note 5. Debt
Amendment to the Seventh Amended and Restated Senior Credit Agreement
On March 24, 2023, the Company entered into the March 2023 Amendment of the Senior Credit Facility with a syndicate of lending banks with Bank of America, N.A., as Administrative Agent. The March 2023 Amendment of the Senior Credit Facility extended the maturity date to March 24, 2028, amended the contractual repayments of the term loan component, and amended the interest rate from LIBOR to SOFR-indexed interest. The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and, at September 30, 2026, the Company was in compliance with all such covenants.
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
At September 30, 2026 and December 31, 2025, there was $1,050.0 million and $1,045.0 million, respectively, outstanding under the revolving credit facility component of the Senior Credit Facility and $697.5 million and $726.6 million, respectively, outstanding under the term loan component of the Senior Credit Facility. The weighted average interest rate on the outstanding borrowings under the Senior Credit Facility was 5.6% and 5.7%, respectively. As of September 30, 2026 and December 31, 2025, there was $48.4 million and $38.8 million, respectively, of the term loan component of the Senior Credit Facility classified as current on the condensed consolidated balance sheet.
As of September 30, 2026 and December 31, 2025, letters of credit outstanding totaled $3.1 million and $3.0 million, respectively. There were no amounts drawn under the letters of credit outstanding as of September 30, 2026.
Contractual repayments of the term loan component of the Senior Credit Facility are due as follows:

As of September 30, 2026	Principal Repayment
Dollars in thousands
Remainder of 2026	$9,688
2027	53,281
2028	634,531
$697,500

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Future interest payments on the term loan component of the Senior Credit Facility based on current interest rates are expected to approximate $9.8 million for the remainder of 2026, $37.7 million in 2027 and $8.2 million in 2028. Interest is calculated on the term loan component of the Senior Credit Facility based on SOFR plus the certain amounts set forth in the Senior Credit Facility. As the revolving credit facility component of the Senior Credit Facility and Securitization Facility (defined below) can be repaid at any time, no interest has been included in the calculation.
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
Securitization Facility
The Company maintains an accounts receivable securitization facility (the “Securitization Facility”) under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the Securitization Facility at any one time is limited to $150.0 million. The Securitization Facility Agreement (“Securitization Agreement”) governing the Securitization Facility contains certain covenants and termination events. An occurrence of an event of default or a termination event under this Securitization Agreement may give rise to the right of its counterparty to terminate this facility. As of September 30, 2026, the Company was in compliance with the covenants and none of the termination events had occurred.
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
At September 30, 2026 and December 31, 2025, the Company had $81.2 million and $87.8 million, respectively, of outstanding borrowings under its Securitization Facility with an interest rate of 5.2% and 4.8%, respectively.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Estimated Fair Value of Debt Measurements
The carrying amounts and the estimated fair values of debt as of September 30, 2026 and December 31, 2025 are as follows:

		September 30, 2026		December 31, 2025
	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Dollars in thousands
Senior credit facility - term loan	Level 2	$697,500	$695,522	$726,563	$725,480
Senior credit facility - revolving component	Level 2	1,050,000	1,046,855	1,045,000	1,043,340
Securitization	Level 2	81,200	78,906	87,800	86,678
Subtotal		$1,828,700	$1,821,283	$1,859,363	$1,855,498
Debt issuance costs		(2,112)		(3,257)
Total debt		$1,826,588	$1,821,283	$1,856,106	$1,855,498
Debt Refinancing
In October 2026, the Company completed a comprehensive refinancing of its Senior Credit Facility through the execution of a new Amended and Restated Credit Agreement (the “October 2026 Credit Agreement”) and a private offering of $450.0 million aggregate principal amount of 9.5% Senior Secured Notes due 2033 (the “2033 Notes”). The refinancing extends the Company’s debt maturity profile, enhances liquidity, and provides additional financial flexibility to support ongoing operations and strategic priorities. Proceeds from the October 2026 Credit Agreement and 2033 Notes were used to refinance the existing Senior Credit Facility and pay related transaction fees and expenses.
The October 2026 Credit Agreement includes a Term Loan A facility of $600.0 million with a maturity date of October 19, 2031, a Term Loan B facility of $450.0 million with a maturity date of October 19, 2033, and a revolving credit facility of $600.0 million with a maturity date of October 19, 2031. The October 2026 Credit Agreement is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries.
The Term Loan A and the revolving credit facility are subject to various financial and negative covenants, including leverage and interest coverage requirements. Under the terms of the October 2026 Credit Agreement, the Company is required to maintain a minimum Consolidated Total Leverage Ratio (as defined in the October 2026 Credit Agreement) for the period of four consecutive fiscal quarters ending on such date based on the following:

Fiscal Quarter Ending	Maximum Consolidated Total Leverage Ratio
September 30, 2026	4.75 to 1.00
December 31, 2026	4.50 to 1.00
March 31, 2027 through December 31, 2027	4.25 to 1.00
The last day of each fiscal quarter thereafter	4.00 to 1.00
The 2033 Notes mature on November 1, 2033 and bear interest at the rate of 9.5% per annum payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2027. The 2033 Notes will be redeemable, in whole or in part, at the Company’s option, at any time on or after November 1, 2029, at the following redemption prices, plus accrued and unpaid interest thereon, to, but excluding, the redemption date:

Period	Redemption price on the principal amount of 2033 Notes to be redeemed
November 1, 2029 through October 31, 2030	104.75%
November 1, 2030 through October 31, 2031	102.38%
November 1, 2031 and thereafter	100.00%

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
The Company held the following interest rate swaps as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	September 30, 2026	December 31, 2025				September 30, 2026	December 31, 2025
Hedged Item	Notional Amount		Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value
						Asset (Liability)
1-month Term SOFR Loan	100,000	100,000	December 30, 2022	December 31, 2027	2.885%	2,107	950
1-month Term SOFR Loan	100,000	100,000	December 30, 2022	December 31, 2027	2.867%	2,167	1,006
1-month Term SOFR Loan	575,000	575,000	July 31, 2025	December 31, 2027	1.415%	22,722	22,094
1-month Term SOFR Loan	125,000	125,000	July 1, 2025	December 31, 2027	1.404%	4,958	4,825
Basis Swap (1)	—	—	March 24, 2023	December 31, 2027	N/A	(981)	(1,629)
	$900,000	$900,000				$30,973	$27,246
(1) The notional of the basis swap amortizes to match the total notional of the interest rate swap portfolio over time
The interest rate swaps are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in accumulated other comprehensive income (“AOCI”). Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2026 within the next twelve months is $24.7 million.
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
The success of the Company’s hedging activities depends on anticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activities during periods of currency volatility. In addition, changes in currency exchange rates related to any unhedged transactions may affect earnings and cash flows.

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
The Company held the following cross-currency rate swaps as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

				September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount		Fair Value Asset (Liability)

Pay CHF	February 20, 2025	December 20, 2030	3.25%	287,887	305,137	(39,766)	(54,149)
Receive U.S.$			6.14%	323,178	342,543

Pay CHF	November 10, 2025	September 30, 2030	4.00%	56,644	56,644	(1,147)	(2,684)
Receive U.S.$			7.11%	70,000	70,000

Pay CHF	November 10, 2025	September 29, 2028	3.00%	72,828	80,920	$790	$(2,834)
Receive U.S.$			6.23%	90,000	100,000

Total						$(40,123)	$(59,667)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The cross-currency swaps designated as cash flow hedges are carried on the consolidated balance sheet at fair value, and changes in the fair values were recorded as unrealized gains or losses in AOCI. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to other income (expense), net from AOCI as of September 30, 2026 within the next twelve months is $11.4 million.
For the three and nine months ended September 30, 2026, the Company recorded gains of $14.8 million and $31.3 million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans. For the three and nine months ended September 30, 2025, the Company recorded a gain of $2.8 million and a loss of $(47.1) million, respectively, in other income, net related to change in fair value related to the foreign currency rate translation to offset the gains and losses, respectively, recognized on the intercompany loans.
For the three and nine months ended September 30, 2026, the Company recorded gains of $3.7 million and $10.7 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps. For the three and nine months ended September 30, 2025, the Company recorded gains of $2.3 million and $5.7 million, respectively, in other income, net included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.
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
The Company held the following cross-currency rate swaps designated as net investment hedges as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

					September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	Effective Date	Termination Date	Fixed Rate	Aggregate Notional Amount			Fair Value Asset (Liability)

Pay CHF	May 26, 2022	December 16, 2028	—%	CHF	192,140	192,140	(36,019)	(47,619)
Receive U.S.$			1.94%		$200,000	200,000

Pay CHF	November 17, 2023	December 17, 2029	—%	CHF	66,525	66,525	(8,260)	(10,568)
Receive U.S.$			2.54%		$75,000	75,000

Pay CHF	May 6, 2024	December 18, 2030	—%	CHF	68,483	68,483	(10,704)	(12,407)
Receive U.S.$			2.74%		$75,000	75,000

Pay CHF	February 21, 2025	December 15, 2031	—%	CHF	67,800	67,800	(8,593)	(9,394)
Receive U.S.$			3.24%		$75,000	75,000

Pay CHF	July 25, 2025	December 15, 2032	—%	CHF	59,693	59,693	(1,987)	(2,211)
Receive U.S.$			2.66%		$75,000	75,000

Total							$(65,563)	$(82,199)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The net investment hedges are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below. The estimated gain that is expected to be reclassified to interest income from AOCI as of September 30, 2026 within the next twelve months is $10.6 million.
Foreign Currency Forward Contracts
The Company has entered into forward contracts designated as cash flow hedges for forecasted purchases in foreign currencies, primarily CHF-denominated intercompany purchases. These contracts typically settle at various dates within twelve months of execution. As of September 30, 2026, the notional amount of foreign currency forward contracts was CHF 18.2 million. The foreign currency forward contracts are carried on the consolidated balance sheet at fair value and changes in the fair values were recorded as unrealized gains or losses in AOCI. The changes in fair value will be recognized into earnings as a component of cost of sales when the forecasted-transaction occurs.
For the three months ended September 30, 2026 and 2025, amounts reclassified to earnings included (i) the effective hedge component amounts of $0.1 million and $0.2 million, respectively, within cost of goods sold, and (ii) forward‑points amortization of $(0.2) million and $(0.2) million, respectively, within other income (expense), net. For the nine months ended September 30, 2026 and 2025, amounts reclassified to earnings included (i) the effective hedge component amounts of $0.9 million and $0.2 million respectively, within cost of goods sold, and (ii) forward‑points amortization of $(0.5) million and $(0.6) million, respectively, within other income (expense), net. Related gain/loss amounts recognized in AOCI and earnings are presented in the Effects of Derivative Instruments table below.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table summarizes the fair value for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2026	December 31, 2025
Dollars in thousands
Derivatives designated as hedges — Assets:
Prepaid expenses and other current assets
Cash Flow Hedges
Interest rate swap	$25,614	$16,126
Cross-currency swap	9,746	8,325
Foreign currency forward contracts	—	29
Net Investment Hedges
Cross-currency swap	7,663	7,474
Other assets
Cash Flow Hedges
Interest rate swap	6,340	12,749
Total derivatives designated as hedges — Assets	$49,363	$44,703

Derivatives designated as hedges — Liabilities:
Accrued expenses and other current liabilities
Cash Flow Hedges
Interest rate swap	$925	$1,103
Foreign currency forward contracts	776	—
Net Investment Hedges
Cross-currency swap	4,794	8,798
Other liabilities
Cash Flow Hedges
Interest rate swap	56	526
Cross-currency swap	49,869	67,992
Net Investment Hedges
Cross-currency swap	68,432	80,875
Total derivatives designated as hedges — Liabilities	$124,852	$159,294
(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Effects of Derivative Instruments
The following presents the effect of derivative instruments designated as cash flow hedges and net investment hedges on the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2026 and 2025:

Dollars in thousands	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Three Months Ended September 30, 2026
Cash Flow Hedges
Interest rate swap	$29,641	$5,809	$4,476	$30,974	Interest expense
Cross-currency swap	(14,530)	17,646	21,409	(18,293)	Other income, net
Foreign Currency Forward Contract	(806)	(741)	(157)	(1,390)	Cost of sales
Net Investment Hedges
Cross-currency swap	(89,483)	16,114	3,136	(76,505)	Interest income
	$(75,178)	$38,828	$28,864	$(65,214)
Three Months Ended September 30, 2025
Cash Flow Hedges
Interest rate swap	$35,051	$1,253	$4,629	$31,675	Interest expense
Cross-currency swap	(14,767)	9,033	5,046	(10,780)	Other income, net
Foreign Currency Forward Contract	$1,906	$(162)	$—	$1,744
Net Investment Hedges
Cross-currency swap	(96,173)	4,955	3,407	(94,625)	Interest income
	$(73,983)	$15,079	$13,082	$(71,986)

Dollars in thousands	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Balance in AOCI End of Quarter	Location in Statements of Operations
Nine Months Ended September 30, 2026
Cash Flow Hedges
Interest rate swap	$27,247	$16,920	$13,193	$30,974	Interest expense
Cross-currency swap	(6,583)	28,423	40,133	(18,293)	Other income (expense), net
Foreign currency forward contract	727	(1,740)	377	(1,390)	Cost of sales
Net Investment Hedges
Cross-currency swap	(93,141)	25,976	9,340	(76,505)	Interest income
	$(71,750)	$69,579	$63,043	$(65,214)
Nine Months Ended September 30, 2025
Cash Flow Hedges
Interest rate swap	$48,794	$(9,630)	$7,489	$31,675	Interest expense
Cross-currency swap	(11,621)	(40,504)	(41,345)	(10,780)	Other income (expense), net
Foreign currency forward contract	(624)	$1,941	$(427)	1,744
Net Investment Hedges
Cross-currency swap	(31,130)	(54,356)	9,139	(94,625)	Interest income
	$5,419	$(102,549)	$(25,144)	$(71,986)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Derivative Instruments not Designated Hedges
From time to time, the Company enters into foreign currency forward contracts to mitigate risk from the fluctuations in foreign currency exchange rates associated with intercompany balances in Chinese yuan (“CNH”), CHF, and EUR. These contracts typically settle at various dates within twelve months of execution. As of September 30, 2026, the Company did not have any derivative instruments outstanding that were not designated as hedging instruments. As of December 31, 2025, the fair value of the foreign currency swaps not designated as hedges was $1.0 million.
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
The following table summarizes the gains and losses on derivative instruments not designated as hedges on the condensed consolidated statements of income, which was included in other income:

Dollars in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency forward contracts	(187)	(170)	(10)	(1,865)
Foreign currency swaps	—	$(57)	(75)	$(39)
Total	$(187)	$(227)	$(85)	$(1,904)
Note 7. Stock Based Compensation
As of September 30, 2026, the Company had stock options, restricted stock awards, performance stock units and restricted stock units outstanding under the Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”).
Stock options issued under the 2003 Plan become exercisable over specified periods, generally within four years from the date of grant for officers and employees, within one year from date the grant for directors which generally expire eight years from the grant date for employees, and from six to ten years for directors and certain executive officers, except in certain instances that result in accelerated vesting due to death, disability, retirement age or change-in-control provisions within their grant agreements. The Company values stock option grants using the binomial distribution model. Restricted stock issued under the 2003 Plan vests over specified periods, generally three years after the date of grant. The vesting of performance stock issued under the 2003 Plan is subject to service and performance conditions.
Stock Options
As of September 30, 2026, there were approximately $7.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately three years. There were 765,840 stock options granted during the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the weighted average grant date fair value for stock options granted was $8.28 per option.
Restricted Stock and Performance Stock
Performance stock units, restricted stock units and restricted stock awards generally have requisite service periods of three years, except in certain instances that result in accelerated vesting due to death, disability, retirement age provision or change-in-control provisions in their grant agreements. Performance stock units are subject to graded vesting conditions based on specific revenue and profitability targets. The Company expenses the fair value of restricted stock awards and restricted stock units on a straight-line basis over the requisite service period. As of September 30, 2026, there was approximately $35.6 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 2,945,566 restricted stock units and 1,154,947 performance stock units during the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the weighted average grant date fair value for restricted stock units and performance stock units granted was $10.82 and $9.65 per award, respectively.
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
Net periodic benefit costs for the Company’s defined benefit pension plans for the three and nine months ended September 30, 2026 were $0.4 million and $1.3 million. The components of the net periodic benefit costs other than the service cost component of $1.0 million and $3.0 million for the three and nine months ended September 30, 2026 are included in other income, net in the consolidated statements of operations.
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
The estimated fair values of plan assets were $67.5 million and $71.7 million as of September 30, 2026 and December 31, 2025, respectively. The net plan assets of the pension plans are invested in common trusts as of September 30, 2026 and December 31, 2025. Common trusts are classified as Level 2 in the fair value hierarchy. The fair value of common trusts is valued at the net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The investment strategy of the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within an appropriate risk profile.
Deferred Compensation Plan
The Company maintains a deferred compensation plan in which certain employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation.
This deferred compensation is invested in funds offered under this plan and is valued based on Level 1 measurements in the fair value hierarchy. Assets of the Company’s deferred compensation plan are included in other current assets and recorded at fair value based on their quoted market prices. The fair value of these assets were $8.1 million and $7.9 million as of September 30, 2026 and December 31, 2025, respectively. Offsetting liabilities relating to the deferred compensation plan are included in other liabilities.
Note 9. Leases and Related Party Leases
The Company leases administrative, manufacturing, research and distribution facilities, equipment and vehicles through operating lease agreements. The Company has no finance leases as of September 30, 2026. Many of the Company’s facility leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area or other maintenance costs). For vehicles, the Company has elected the practical expedient to group lease and non-lease components.
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
Total operating lease expense for the nine months ended September 30, 2026 and September 30, 2025 was $19.7 million and $17.8 million, respectively, which includes $0.2 million in related party operating lease expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Supplemental balance sheet information related to operating leases were as follows:

Dollars in thousands, except lease term and discount rate	September 30, 2026	December 31, 2025
ROU assets	$136,134	$140,568

Current lease liabilities	14,592	14,019
Non-current lease liabilities	161,091	163,059
Total lease liabilities	$175,683	$177,078

Weighted average remaining lease term (in years):
Leased facilities	15.1 years	15.7 years
Leased vehicles	2.6 years	2.7 years
Leased equipment	2.9 years	2.9 years

Weighted average discount rate:
Leased facilities	5.4%	5.4%
Leased vehicles	3.0%	3.2%
Leased equipment	5.5%	6.9%
Supplemental cash flow information related to leases for the nine months ended September 30, 2026 and 2025 were as follows:

Dollars in thousands	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,746	$17,729

ROU assets obtained in exchange for lease liabilities, net of modifications:
Operating leases	$6,119	$6,493
Future minimum lease payments under operating leases at September 30, 2026 were as follows:

Dollars in thousands	Related Parties	Third Parties	Total
Remainder of 2026	$74	$5,518	$5,592
2027	296	23,280	23,576
2028	296	21,452	21,748
2029	246	19,677	19,923
2030	—	18,497	18,497
2031	—	17,821	17,821
Thereafter	—	148,630	148,630
Total minimum lease payments	$912	$254,875	$255,787
Less: Imputed interest			80,104
Total lease liabilities			175,683
Less: Current lease liabilities			14,592
Long-term lease liabilities			161,091
There were no future minimum lease payments under finance leases at September 30, 2026.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Note 10. Treasury Stock
As of September 30, 2026 and December 31, 2025, there were 14.3 million and 14.4 million shares of treasury stock outstanding with a cost of $684.1 million and $689.2 million, respectively, at a weighted average cost per share of $47.86 for both periods.
On December 31, 2025, the Company’s share repurchase program expired. At the time of expiration, approximately $50.0 million remained available for repurchase. The Company did not adopt a new share repurchase program upon the expiration.
Note 11. Income Taxes
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported tax rate	5.2%	20.8%	18.2%	9.3%
The Company’s effective income tax rates for the three months ended September 30, 2026 and 2025 were 5.2% and 20.8%, respectively. The 2026 effective tax rate was primarily driven by the jurisdictional mix of income, partially offset by tax expense associated with returns filed in certain jurisdictions.
The Company’s effective income tax rates for the nine months ended September 30, 2026 and 2025 were 18.2% and 9.3%, respectively. The 2026 effective tax rate was primarily impacted by the jurisdictional mix of income and tax benefits in certain foreign jurisdictions, offset by tax expense related to a shortfall from stock-based compensation due to market conditions. The 2025 effective tax rate was primarily impacted by a partially non-deductible goodwill impairment charge.
Changes in tax laws or regulations in the jurisdictions in which the Company operates could impact its effective tax rate. Governments in the U.S. and abroad continue to focus on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes several tax law changes, including permanent extensions of certain 2017 Tax Cuts and Jobs Act provisions, immediate expensing of certain research and development costs, and changes to interest expense deduction limitations.
The Company continues to monitor tax legislation enacted by foreign jurisdictions in response to the Organization of Economic Cooperation and Development’s (“OECD”) Pillar Two global minimum tax framework. Pillar Two generally provides for a 15% minimum tax on large multinational companies on a jurisdiction-by-jurisdiction basis, with certain provisions effective beginning in 2024.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Note 12. Net Income (loss) Per Share
Basic and diluted net loss per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Basic net income (loss) per share:
Net income (loss)	$14,852	$(5,404)	$14,717	$(514,770)
Weighted average common shares outstanding	77,387	76,753	77,210	76,637

Basic net income (loss) per common share	$0.19	$(0.07)	$0.19	$(6.72)

Diluted net income (loss) per share:
Net income (loss)	$14,852	$(5,404)	$14,717	$(514,770)

Weighted average common shares outstanding — Basic	77,387	76,753	77,210	76,637
Effect of dilutive securities:
Stock options and restricted stock	1,190	—	731	—
Weighted average common shares for diluted earnings per share	78,577	76,753	77,941	76,637

Diluted net income (loss) per common share	$0.19	$(0.07)	$0.19	$(6.72)
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
Approximately 1.5 million shares of common stock as of September 30, 2026 and 2025 were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.
Note 13. Accumulated Other Comprehensive Loss
Comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
Net income (loss)	$14,852	$(5,404)	$14,717	$(514,770)
Foreign currency translation adjustment	8,389	(1,701)	4,500	6,484
Change in unrealized gain on derivatives, net of tax	(2,512)	800	(8,377)	(10,405)
Pension liability adjustment, net of tax	(193)	(167)	(559)	(483)
Comprehensive income (loss), net	$20,536	$(6,472)	$10,281	$(519,174)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Changes in accumulated other comprehensive loss by component between December 31, 2025 and September 30, 2026 are presented in the table below, net of tax:

Dollars in thousands	Gains and Losses on Derivatives	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at January 1, 2026	$15,948	$4,984	$(51,009)	$(30,077)
Other comprehensive gain	35,107		11,675	46,782
Less: Amounts reclassified from accumulated other comprehensive income, net	43,484	559	7,175	51,218
Net current-period other comprehensive (loss)	(8,377)	(559)	4,500	(4,436)
Balance at September 30, 2026	$7,571	$4,425	$(46,509)	$(34,513)
For the nine months ended September 30, 2026, the Company reclassified gains of $33.6 million and $17.3 million from AOCI to other income and interest income, respectively. Additionally, the Company reclassified a loss of $0.3 million from AOCI to cost of goods sold.
Note 14. Segment and Geographic Information
The Company is organized primarily on the basis of products and operates two global reportable segments. Resources are allocated and performance is assessed by the Company’s President and Chief Executive Officer, which the Company has determined to be the CODM.
During the nine months ended September 30, 2026, the Company renamed its two reportable segments to better align with the reportable segments’ business activities, structures, and strategies. The reportable segment name change did not result in any change to the composition of the reportable segments and has no impact on previously reported financial information. The two reportable segments and their activities are described below.
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
•The Tissue Reconstruction reportable segment operations consist of the Wound Reconstruction Solutions business, which sells offerings such as skin and wound repair, plastics and surgical reconstruction products and nerve and tendon repair products. The Tissue Reconstruction segment also includes the Company’s Corporate Partnerships business which performs contract manufacturing for third parties.
The Corporate and Other category includes a portion of various executive, finance, human resource, information systems and legal functions which are not allocated to the reportable segments. During the nine months ended September 30, 2026, the Company updated the allocation of certain cost and expense information that the CODM regularly reviews to evaluate performance for decision-making purposes from the Corporate and Other category to the Company’s reportable segments to align with how the CODM reviews and manages the business. As a result of this update, the Company retrospectively recast prior period results, by reportable segment, to conform to the current period presentation. This update had no impact on the Company’s consolidated results of operations.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Net sales and profit by each reportable segment for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total
Total revenue, net	$304,120	$107,062	$—	$411,182	$896,525	$325,336	$—	$1,221,861

Cost of goods sold	126,757	41,779	32,780	201,316	367,444	121,227	86,598	575,269
Research and development	12,585	8,189	1,123	21,897	38,638	23,890	7,123	69,651
Selling, general & administrative	74,026	41,560	49,725	165,311	227,690	125,480	162,812	515,982
Intangible asset amortization	—	—	3,758	3,758	—	—	11,304	11,304
Total cost and expenses	213,368	91,528	87,386	392,282	633,772	270,597	267,837	1,172,206

Operating income (loss)	90,752	15,534	(87,386)	18,900	262,753	54,739	(267,837)	49,655
Interest income				5,002				13,375
Interest expense				(22,961)				(68,419)
Other income, net				14,723				23,388
Income before income taxes				$15,664				$17,999

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Dollars in thousands	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total	Specialty Surgery	Tissue Reconstruction	Corporate and Other	Total
Total revenue, net	$292,583	$109,479	$—	$402,062	$877,204	$323,116	$—	$1,200,320

Cost of goods sold (1)	113,563	48,947	32,561	195,071	343,667	154,878	91,020	589,565
Research and development (1)	12,722	6,449	3,285	22,456	42,145	19,190	12,846	74,181
Selling, general & administrative (1)	77,516	42,657	48,873	169,046	244,478	129,271	156,684	530,433
Intangible asset amortization	—	—	3,728	3,728	—	—	11,186	11,186
Goodwill impairment	—	—	—	—	388,106	123,259	—	511,365
Total cost and expenses	203,801	98,053	88,447	390,301	1,018,396	426,598	271,736	1,716,730

Operating income (loss)	$88,782	$11,426	(88,447)	11,761	$(141,192)	$(103,482)	$(271,736)	(516,410)
Interest income				4,982				14,112
Interest expense				(22,725)				(62,582)
Other loss, net				(842)				(2,932)
Loss before income taxes				$(6,824)				$(567,812)

(1) The amounts reported for the three and nine months ended September 30, 2025 have been retrospectively recast to reflect the realignment of certain cost and expense information as discussed in Note 1. Basis of Presentation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The Company does not allocate any assets to the reportable segments. No asset information is reported to the CODM and disclosed in the financial information for each segment. The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
United States	$299,323	$295,846	$895,802	$884,371
Europe	42,286	42,893	124,820	120,813
Asia Pacific	47,925	42,680	141,834	135,517
Rest of World	21,648	20,643	59,405	59,619
Total Revenues	$411,182	$402,062	$1,221,861	$1,200,320
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
On December 21, 2023, Fortis Advisors, LLC (representative of the security holders of ACell, Inc. (“ACell”)) filed for arbitration against Integra LifeSciences before the Court of International Arbitration of the International Chamber of Commerce claiming breach of contract related to the earnout consideration from the 2021 acquisition of ACell. Refer to the “Contingent Consideration” subheading of this Note for additional information on the ACell contingent consideration. The arbitration was held in September 2025. On April 15, 2026, the arbitration tribunal issued its decision finding in Integra’s favor on all claims and awarding the Company its attorneys’ fees and costs, a portion of which has been received as of September 30, 2026.
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
Contractual Payment Obligations
In connection with the Company’s October 2024 acquisition of Durepair Regeneration Matrix (“Durepair”), the Company has a remaining contractual obligation to make a cash payment of $20.0 million in October 2026. The obligation is recorded at its present value within accrued expenses and other current liabilities as of September 30, 2026.
Cincinnati Facility Flood Damage
On July 17, 2026, widespread flash flooding affected the Cincinnati, Ohio area, which caused damage to the Company’s Cincinnati facility, equipment, inventory, and other assets and has resulted in operational disruption to the site.
During the three months ended September 30, 2026, the Company incurred costs associated with the restoration of the facility of approximately $22.2 million, primarily due to the write off of unsalvageable inventory and fixed assets as well as the cost of external service providers used for the Company’s clean-up efforts.
The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance to mitigate the adverse impact of lost revenues and remediation costs arising from the disruption of its operations. During the three months ended September 30, 2026, the Company received an initial payment from its insurance carrier of $10.0 million, net of its deductible, and recognized a receivable of $11.4 million for claims on costs incurred to date that have been approved by the insurance carrier. Any reimbursement of costs incurred has been recorded as a reduction of those expenses. These amounts also include a contingent gain of $4.9 million recorded to other income reflecting the fair value of fixed assets damaged in the flooding over their net book values that was recognized in accordance with FASB Topic 450, Contingencies. We have not recognized any recoveries for lost revenues, which would be presented as other income, and are actively engaged with our insurance carrier to determine amounts recoverable.
Contingent Consideration
The Company determined the fair value of contingent consideration during the nine-month period ended September 30, 2026 and September 30, 2025 to reflect the change in estimate, additions, payments, transfers and the time value of money during each period.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the opening balances to the closing balances of these Level 3 measurements for the nine months ended September 30, 2026 and September 30, 2025 is as follows (in thousands):

Nine Months Ended September 30, 2026	Contingent Consideration Liability Related to the Acquisition of:
	Arkis (1)	Derma Sciences (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2026	$6,299	$350	19,400	26,049
Payment	—	—	(17,962)	(17,962)
Change in fair value of contingent consideration liabilities	(661)	4	(1,438)	(2,095)
Balance as of September 30, 2026	5,638	354	—	5,992

Short-Term - Accrued expenses and other liabilities	$3,605	$—	$—	$3,605
Long-Term - Other liabilities	2,033	354	—	2,387
Total	5,638	354	—	5,992

Nine Months Ended September 30, 2025	Contingent Consideration Liability Related to the Acquisition of:
	Arkis (1)	Derma Sciences (2)	ACell (2)	Surgical Innovations Associates (SIA), Inc. (2)	Total
Balance as of January 1, 2025	$12,968	$2,686	$3	$54,000	69,657
Payment	(5,000)	—	—	(18,075)	(23,075)
Change in fair value of contingent consideration liabilities	(1,770)	(2,349)	—	(10,525)	(14,644)
Balance as of September 30, 2025	$6,198	$337	$3	$25,400	31,938

Short-Term - Accrued expenses and other liabilities	$—	$—	$3	$25,400	$25,403
Long-Term - Other liabilities	6,198	337	—	—	6,535
Total	6,198	337	3	25,400	31,938
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
Surgical Innovations Associates, Inc.
As part of the acquisition of Surgical Innovations Associates, Inc. (“SIA”), the Company is required to pay to the former shareholders of SIA up to $90.0 million for two separate payments, which are dependent on (1) achieving certain revenue-based performance milestones in 2023, 2024, and 2025 (up to $50.0 million in additional payments), as well as (2) the approval by the FDA of the pre-market approval ("PMA") application for DuraSorb for certain uses by certain timing targets (up to $40.0 million in additional payments). The Company estimated the fair value of the contingent consideration for the revenue

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
based milestone to be $32.6 million at the acquisition date and $25.0 million for the PMA approval milestone at the acquisition date. The Company disbursed $17.9 million in the second quarter of 2026 for the 2025 performance year. Similarly, in the second quarter of 2025, the Company disbursed $18.1 million related to the 2024 performance year, and in the second quarter of 2024, the Company paid out $12.4 million related to the 2023 performance year. As of September 30, 2026, there were no amounts payable under the PMA approval milestone, as FDA approval of the PMA application had not been obtained by the applicable milestone date.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 consisted of the following:

Dollars in thousands	Fair Value Measurement	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	Level 1	$252,261	$235,048
Short-term investments	Level 1	59,669	28,693
Interest rate swaps	Level 2	30,973	27,246
Foreign currency forward contracts	Level 2	—	29
Foreign currency forward contracts (not designated as hedges)	Level 2	—	1,015
Total Assets:		$342,903	$292,031

Liabilities:
Cross currency rate swaps	Level 2	$40,123	$59,667
Net investment hedges	Level 2	65,563	82,199
Foreign currency forward contracts	Level 2	776	—
Contingent consideration	Level 3	5,992	26,049
Total Liabilities:		$112,454	$167,915

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.
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
Other than the fair value estimates disclosed in Note 4. Goodwill and Other Intangible Assets, and Note 9. Leases and Related Party Leases, there were no non-recurring fair value measurements during the three and nine months ended September 30, 2026 and 2025.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Note 17. Subsequent Events
Acquisition of Assets from Greer Manufacturing, Inc.
In September 2026, the Company entered into an asset purchase agreement with Greer Manufacturing, Inc. (“Greer”), an existing supplier and specialty provider of precision metal machining services, to acquire all of the manufacturing assets of Greer for total consideration of $15.0 million in cash at closing, subject to customary purchase price adjustments related to inventory balances transferred to the Company.
The Company will account for the acquisition of Greer as a business combination, and in accordance with FASB Topic 805, Business Combinations, will record the assets acquired at their fair values as of the acquisition date. Greer’s results of operations will be reported in the Company’s Neurosurgery reportable segment from the date of acquisition.
On October 5, 2026, the Company completed the acquisition of all of the manufacturing assets of Greer Manufacturing, Inc. for $15.0 million in cash.
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
We have made statements in this Quarterly Report that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, but not limited to, statements regarding our future business, operational and financial performance and the Company’s expectations and plans with respect to market opportunity, business and operational performance, strategic initiatives, capabilities, resources, manufacturing capabilities, product development, product availability and regulatory approvals, including our plans, production capability, and anticipated operational timelines for the Company’s manufacturing facility in Braintree, Massachusetts (“the Braintree facility”), our expectations regarding the Compliance Master Plan (“the CMP”) implementation, engagement and efficacy, our restructuring and cost-saving initiatives, our intellectual property rights, litigation and tax matters, governmental proceedings and investigations, mergers and acquisitions, divestitures, market acceptance of our products and services, accounting estimates, financing activities, ongoing contractual obligations and compliance with restrictive and financial covenants of our outstanding indebtedness, working capital adequacy, value of our investments, our effective tax rate, estimates regarding the impact of tariffs adopted or implemented by the U.S. or other countries on our business, tariff refunds, the impact of the flooding event at our Cincinnati, Ohio manufacturing facility and our efforts to restore operations, financial condition and results of operations, our expected returns to shareholders, and our sales efforts, are forward-looking statements. In some cases, these forward-looking statements may be identified by forward-looking words such as “believe,” “may,” “might,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” or the negative version of these words or other similar words and expressions in this Quarterly Report.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company and other matters that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We believe these risks include, but are not limited to, those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. Such risks and uncertainties include, but are not limited, to the following: increased geopolitical tension, instability and other macroeconomic factors, including trade barriers and related restrictions (including tariffs and related countermeasures), armed conflict and acts of terrorism, supply chain disruptions, and interest rate and foreign currency rate fluctuations on the Company’s suppliers, vendors and customers and on the Company’s business and financial condition, results of operations and cash flows; the Company’s ability to execute its financial, strategic and operating plans effectively; the Company’s ability to remediate quality systems violations; difficulties in implementing the CMP; difficulties or delays in obtaining and maintaining required regulatory approvals, including the costs thereof; potential difficulties, delays and disruptions in manufacturing, distribution or sale of products; difficulties or delays, including unexpected costs and the availability of insurance coverage and recoveries, related to the Company’s Cincinnati facility recovery efforts; the failure of the Company’s suppliers, vendors, and other third parties to meet contractual, regulatory and other obligations; the anticipated development of markets the Company sells its products into and the success of the Company’s products in these markets; the Company’s ability to predict accurately the demand for its products and products under development; increasing industry competition; the coverage and reimbursement decisions of third-party payors; trends toward health care cost containment; difficulties in controlling expenses, including costs to procure and manufacture the Company’s products; the ability of the Company to successfully manage leadership and organizational changes and the impact of changes in management or staff levels; the impact of goodwill and intangible asset impairment charges if future operating results of acquired businesses are significantly less than the results anticipated at the time of the acquisitions; the geographic distribution of where the Company generates its taxable income; changes to applicable laws, regulations and enforcement guidance, including tax laws and global health care reforms; fluctuations in foreign currency exchange rates; the amount of our bank borrowings outstanding and other factors influencing liquidity; breaches, failures or other disruptions of our or our vendors’ or customers’ information technology systems or products; and the potential impact of our compliance with governmental regulations and accounting guidance.
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
GENERAL
Integra LifeSciences Holdings Corporation is a global medical technology company dedicated to restoring lives. We are advancing transformational care through impactful innovation, and our portfolio of highly differentiated technologies is trusted by healthcare professionals.
We manufacture and sell medical technologies and products in two reportable business segments: Specialty Surgery (formerly, Codman Specialty Surgical) and Tissue Reconstruction (formerly, Tissue Technologies). The Specialty Surgery segment, which represents approximately 70% of our total revenue, consists of market-leading technologies and instrumentation used for a wide range of specialties, such as neurosurgery, neurocritical care, and otolaryngology, commonly referred to as ear, nose, and throat (“ENT”). We are the world leader in neurosurgery and one of the top three providers in the U.S. in instruments used in precision, specialty, and general surgical procedures. Our Tissue Reconstruction segment generates about 30% of our overall revenue and focuses on soft tissue reinforcement, wound reconstruction and corporate partnerships.
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
SPECIALTY SURGERY
Neurosurgery: In neurosurgery, we are a global leader in neuro-access, neuro-surgical and neuro-monitoring technologies. Our product portfolio represents a continuum of care from pre-operative, to the neurosurgery operating room, to the neuro-critical care unit and post-care for both adult and pediatric patients suffering from brain tumors, brain injury, cerebrospinal fluid pressure complications and other neurological conditions. This portfolio features leading brands such as Codman®, DuraSeal®, CUSA®, Mayfield®, Aurora® and DuraGen®.
We offer leading technologies in dural repair, ultrasonic tissue ablation, intracranial pressure (“ICP”) monitoring, hydrocephalus management, and cranial stabilization systems, while providing a rich research and development pipeline for growth.
Surgical Instruments: Our specialty instrumentation portfolio includes a catalog of surgical headlamps, surgical instruments, as well as after-market service. With a comprehensive portfolio of thousands of surgical instrument products tailored for neurosurgery and spine surgery, including reusable and disposable instruments such as forceps, retractors, scissors, and curettes, we call on the central sterile processing unit of hospitals and acute care surgical centers. Additionally, through a strong U.S. distribution model, we can serve the needs of medical offices.
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
TISSUE RECONSTRUCTION
Our Tissue Reconstruction segment develops and markets a broad portfolio of tissue products and technologies primarily focused on soft tissue reinforcement, wound reconstruction and care and corporate partnerships. This segment serves a diverse range of specialties, including plastic and reconstructive surgery, general surgery, and wound management.
Wound Reconstruction Solutions: We currently utilize three unique technology platforms consisting of highly engineered bovine collagen (derived from bovine sources for structural support), porcine urinary bladder (extracellular matrix for cellular repopulation), and human amniotic tissue (allografts as a wound cover). These technologies address clinical needs in acute wounds such as burns, chronic wounds including diabetic foot ulcers, tendon protection, and peripheral nerve repair. The goal is to support the body’s wound healing process by providing scaffolds that create a wound environment that facilitates cellular invasion and revascularization. These products are often used in hospital settings, wound care clinics, or outpatient procedures.
Soft Tissue Solutions: We utilize bovine dermis (acellular dermal tissue for natural integration) and resorbable synthetic mesh (biodegradable materials for temporary reinforcement) across our soft tissue solutions portfolio. These technologies include devices for implantation to reinforce soft tissue where weakness exists and for surgical repair of damaged or ruptured soft tissue membranes and offer a continuum of advanced solutions in plastic and reconstructive surgery and general surgery, including hernia repair. These products provide structural support and promote tissue integration to address areas of tissue weakness. They are bioresorbable or acellular to minimize long-term foreign body reactions and reduce complications like adhesions or infections.
Corporate Partnerships: We offer extensive expertise in collagen biomaterials for other medical technology companies that sell to end markets primarily in spine, surgical and wound care. In the third quarter of 2026, we renamed our Private Label business to Corporate Partnerships. We manufacture a broad set of our tissue and wound care technologies that are available for private label distribution by our customers, produce raw materials that can be integrated into our customers’ production processes, and have the expertise to design, develop and manufacture products to meet the specific needs of our customers.
RESEARCH AND DEVELOPMENT STRATEGY
An important part of Integra’s growth strategy is introducing new products to strengthen and expand our portfolio with clinical evidence to support regulatory approval and strong reimbursement of our product portfolio around the world, including new indications for existing technologies. Our research and development activities focus on identifying unmet needs and addressing those needs with innovative solutions and products. Investment in research and development is critical to driving our future growth. We apply our core competency in tissue reconstruction to innovate products for neurosurgical, wound applications, tissue reinforcement, plastic surgery, and reconstructive surgery and we have extensive R&D development programs for our core platforms of electromechanical technologies.
Additionally, we conduct clinical studies to generate effectiveness and health economic evidence. The Company has continued its investments in clinical education as a key value driver to leverage its global footprint, enhanced digital content, and strengthened its clinical network. As part of this objective, the Company remains committed to participation in clinical research demonstrating the effectiveness of its products prior to market introduction, and in supporting the clinical education and technical training.
Neurosurgery, Surgical Instruments, and ENT Solutions. The Specialty Surgery neurosurgical business consists of a broad portfolio of market-leading brands, which are used for the management of multiple disease states, including brain tumors, traumatic brain injury, hydrocephalus and other neurological conditions. The growth in this business in recent years has been fueled by geographic expansion and new product registrations in markets, such as China, Japan, and Europe, which we expect to continue in the near-to-long term. We have several active programs focused on innovation for capital and disposable products in our portfolio. Our new product development efforts are focused on core clinical applications in cerebrospinal fluid (“CSF”) management, neuro-critical care monitoring, minimally invasive instruments and electrosurgery and ultrasonic medical technologies, as well as our ambition to transform the standard of care in neurosurgery with product advancements in minimally invasive surgery (“MIS”) and the surgical management of intracerebral hemorrhage (“ICH”).
We continue to advance development of next-generation hydrocephalus and external ventricular drainage (“EVD”) products that combine anti-occlusive and antimicrobial technologies in a single platform. By addressing two of the most significant causes of device complications, occlusion and infection, these innovations have the potential to improve reliability and continuity of care for patients requiring cerebrospinal fluid management. We believe this combination represents the first integrated anti-occlusive and antimicrobial platform of its kind in hydrocephalus and EVD management.
In July 2025, we announced the enrollment of the first patient in the AERA Pediatric Registry, a prospective, multi-center observational registry evaluating the real-world use of the AERA Eustachian Tube Balloon Dilation System in children with obstructive Eustachian tube dysfunction. The registry is designed to capture safety and effectiveness outcomes for up to 300 pediatric patients and represents an important investment in clinical evidence generation to support the broader adoption of innovative ENT therapies. By expanding the body of evidence for pediatric patients, we aim to help improve treatment options for a population with significant unmet clinical needs while further strengthening our leadership position in Eustachian tube dilation.
In September 2025, we launched the Mayfield® Ghost Base Unit Post in the U.S. and expanded its availability to Europe, Asia, Australia and New Zealand during the first half of 2026. The system is designed to enhance visualization, support surgical accuracy and optimize patient positioning.
In November 2025, we received FDA 510(k) clearance for the use of the CUSA Clarity® system in cardiac surgery, including valve repair and replacement procedures, expanding the clinical applications of the platform into a new surgical specialty.
Tissue Products and Technologies. Our tissue technology development program applies our expertise in bioengineering to a range of biomaterials including natural materials such as purified collagen, processed human or animal tissues, honey as well as resorbable synthetic polymers with our DuraSorb and DuraSeal product lines. These unique product designs are used for neurosurgical, plastic and reconstructive, and general surgery applications, as well as for wound management and dermal regeneration. Our reconstruction platform includes our legacy Integra® Dermal Regeneration Template (“IDRT”) products and complementary technologies that we have acquired. Our collagen manufacturing capability, combined with our history of innovation, provides us with strong platform technologies for multiple indications.
We continue to advance PMA applications towards approvals for SurgiMend® and DuraSorb® in two stage implant-based breast reconstruction, representing important opportunities to expand our reconstructive surgery portfolio. We are targeting potential FDA approval for SurgiMend in 2027. For DuraSorb, we have completed enrollment, treatment and one-year patient follow-up in our U.S. breast reconstruction study and continue to progress the PMA application, with potential approval anticipated later in 2027.
In 2024, we acquired the product rights for Durepair® Dural Regeneration Matrix, a suturable dural graft which complements our portfolio of dural grafts and sealants, and subsequently launched the product for commercial sale in the U.S. in October 2025.
EUROPEAN UNION MEDICAL DEVICE REGULATION (“EU MDR”) UPDATES
We continue to work towards certifying our products under the EU MDR. In recent years, we received EU MDR certification in our Specialty Surgery segment for Hakim Programmer and VPV System, Certas Plus valves (with and without Bactiseal catheters), CHPV & Accessories, Surgical Patties and Strips, DuraSeal Dural, DuraSeal Xact Sealant System, DuraSeal Extended Tip Applicator, CUSA Clarity (Tubing Sets, Tips, CEM Nosecones, Console, Handpieces), Codman Bactiseal EVP Catheters, Codman Shunts with Bactiseal, DuraGen Dural/Suturable Graft Matrix, DuraGen Plus Graft Matrix, Cranial Drills and Perforators, as well as IDRT, BioPatch, MicroMatrix, and Cytal in our Tissue Reconstruction segment. We do not currently anticipate any significant disruption to our commercial activities in Europe related to EU MDR.
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

On March 7, 2019, TEI Biosciences, Inc. (“TEI”), one of our wholly owned subsidiaries, received a Warning Letter (the “2019 Warning Letter”), dated March 6, 2019, from the FDA. The 2019 Warning Letter was related to quality systems issues at TEI’s manufacturing facility located in Boston, Massachusetts (the “Boston facility”). The Boston facility manufactured extracellular bovine matrix products in our Tissue Reconstruction segment that were sold both in wound and surgical reconstruction franchises, and in private label channels. The 2019 Warning Letter resulted from an inspection held at the Boston facility in October and November 2018 and did not identify any new observations that were not already provided in the Form 483 that followed the inspection. We submitted our initial response to the 2019 Warning Letter on March 28, 2019 and provide regular progress reports to the FDA as to our corrective actions. On October 28, 2021, the FDA initiated an inspection of the Boston facility and at the conclusion of the inspection, issued an FDA Form 483 on November 12, 2021. On March 1, 2023, the FDA commenced an inspection of the Boston facility and issued an FDA Form 483 at the conclusion of this inspection (the “2023 Form 483”). In May 2023, after consultation with the FDA, the Company initiated a voluntary global recall of all products manufactured at the Boston facility, including PriMatrix, SurgiMend, Revize™, and TissueMend™, distributed between March 1, 2018 and May 22, 2023 (the “Boston recall”). On July 19, 2023, TEI received a Warning Letter, dated July 17, 2023, from the FDA related to quality system issues at the Boston facility (the “2023 Warning Letter”). The 2023 Warning Letter did not identify any new observations that had not already been provided in the 2023 Form 483. The Company has submitted periodic responses to the FDA for both the 2023 Form 483 and the 2023 Warning Letter. We are committed to resolving the matters identified in the warning letters and Form 483s and are continuing significant efforts to remediate the observations.
Although the warning letters do not restrict the Company’s ability to seek FDA 510(k) clearance of products, PMAs for Class III devices to which the quality system regulation violations are reasonably related will not be approved until the violations have been addressed. Following its assessment of the results of a third-party audit of the Boston facility, the Company announced in the second quarter of 2024 that it no longer planned to restart the manufacture of PriMatrix and SurgiMend at its Boston facility. The restart of the manufacturing of SurgiMend 510k product has commenced at the Company’s new tissue manufacturing facility in Braintree, Massachusetts (the “Braintree transition”). In addition, the Company entered into a new third-party agreement, which facilitated the relaunch of PriMatrix, as well as Durepair Dural Regeneration Matrix in 2025, ahead of previously disclosed timelines. The Braintree facility became operational in June 2026 and is currently ramping up production to support the planned SurgiMend relaunch in the fourth quarter of 2026.
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
In the fourth quarter of 2025, we approved a restructuring initiative to improve the Company’s operational performance by strengthening the stability and resilience of our supply chain, strengthening global commercial capabilities and advancing our prioritization and execution discipline. We have incurred aggregate restructuring costs associated with this initiative of approximately $12.3 million related to severance and other employee costs. The costs will be incurred as specific actions required as part of the initiative are identified and approved and are expected to continue through the end of 2026. The amounts and timing of estimated restructuring costs are subject to change until finalized; actual amounts and timing may vary materially based on various factors. During 2025, we incurred $8.5 million of restructuring costs related to this initiative. In the nine months ended September 30, 2026, we incurred an additional $3.8 million in restructuring related expenses, consistent with the previously announced plans. In addition, we incurred costs related to executive restructuring activities during the nine months ended September 30, 2026, which were separate from the previously announced plans.

CINCINNATI FACILITY FLOOD DAMAGE
On July 17, 2026, widespread flash flooding affected the Cincinnati, Ohio area, which caused damage to our Cincinnati facility, equipment, inventory, and other assets and has resulted in operational disruption to the site. The facility manufactures and supports several products within our Specialty Surgery portfolio. The operational disruption of the Cincinnati site, partially mitigated by our efforts to fulfill some customers’ orders with inventory on-hand and leverage alternate capabilities across our supply chain, reduced revenues by approximately $7 million for the three months ended September 30, 2026.
During the three months ended September 30, 2026, we incurred costs associated with the restoration of the facility of approximately $22.2 million, primarily due to the write off of unsalvageable inventory and fixed assets as well as the cost of external service providers used for our clean-up efforts.
We maintain insurance coverage for damage to our facilities and inventory, as well as business interruption insurance to mitigate the adverse impact of lost revenues and remediation costs arising from the disruption of its operations. We are in the process of reviewing these coverages with our insurance carrier. The recoveries under our property damage and business interruption claims are anticipated to mitigate a substantial portion of the financial impact associated with this event and subsequent disruption of the facility’s operations until it returns to full manufacturing capacity, which is expected to occur during the second quarter of 2027. During the three months ended September 30, 2026, we received an initial payment from our insurance carrier of $10.0 million, net of our deductible, and recognized a receivable of $11.4 million for claims on costs incurred to date that have been approved by our insurance carrier. Any reimbursement of costs incurred has been recorded as a reduction of those expenses. These amounts also include a contingent gain of $4.9 million recorded to other income reflecting the fair value of fixed assets damaged in the flooding over their net book values. We have not recognized any recoveries for lost revenues, which would be presented as other income, and are actively engaged with our insurance carrier to determine amounts recoverable.
RESULTS OF OPERATIONS
Executive Summary
For the three and nine months ended September 30, 2026, net income was $14.9 million and $14.7 million, or $0.19 and $0.19 per diluted share, as compared to net losses of $(5.4) million and $(514.8) million, or $(0.07) and $(6.72) per diluted share, for the three and nine months ended September 30, 2025. The improvement in net income for the three and nine months ended September 30, 2026 was primarily attributable to the goodwill impairment charge recognized in the prior year, as well as other operational challenges that adversely affected results in the prior-year periods.
Special Charges
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
Acquisition, divestiture and integration-related charges(1)	$(3,026)	$(6,588)	$1,151	$4,599
Structural optimization charges	5,742	11,052	22,559	27,659
Cincinnati Flood(2)	782	—	782	—
Braintree transition(3)	8,772	13,957	26,417	42,397
EU medical device regulation	2,556	10,554	12,883	32,179
Total	$14,826	$28,975	$63,792	$106,834
(1) This includes adjustments for contingent consideration liabilities and the settlement of litigation with the former security holders of Acell. Refer to Note 15. Commitments and Contingencies for additional information.

(2) This primarily includes inventory and fixed asset write-offs, clean up and remediation costs incurred, and the offset of insurance recoveries for costs incurred. Insurance recoveries related to business interruption losses for revenue are not included in Special Charges.

(3) This primarily includes idle capacity charges, site transfer costs, quality remediation costs, right of use and fixed asset impairments.

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
Cost of goods sold	$18,344	$22,845	$43,176	$63,416
Research and development	1,113	3,175	7,118	12,443
Selling, general and administrative	4,293	2,510	21,934	29,631
Other income	(8,924)	445	(8,436)	1,344
Total	$14,826	$28,975	$63,792	$106,834
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
Revenues and Gross Margin
The Company’s revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
Segment Net Sales
Specialty Surgery	$304,120	$292,583	$896,525	$877,204
Tissue Reconstruction	107,062	109,479	325,336	323,116
Total revenues	$411,182	$402,062	$1,221,861	1,200,320
Cost of goods sold	201,316	195,071	575,269	589,565
Gross margin on total revenues	$209,866	$206,991	$646,592	$610,755
Gross margin as a percentage of total revenues	51.0%	51.5%	52.9%	50.9%
Three Months Ended September 30, 2026 as Compared to Three Months Ended September 30, 2025
Revenues and Gross Margin
For the three months ended September 30, 2026, total revenues increased by $9.1 million to $411.2 million from $402.1 million for the same period in 2025, representing low-single digit growth compared to the same period in the prior year.
In the Specialty Surgery segment, revenues were $304.1 million, which represents an increase of $11.5 million, or 4% as compared to the prior-year period. Excluding the impact of foreign currency of $0.8 million, the increase in revenue is primarily driven by Neurosurgery and Surgical Instruments, offset by decreases in our ENT Solutions business. Growth across the Neurosurgery business was partially offset by the impact of the flooding event at our Cincinnati manufacturing facility, which reduced revenues by approximately $7 million.
In the Tissue Reconstruction segment, revenues were $107.1 million which represents a decrease of $2.4 million, or 2% as compared to the prior-year period. The decline was attributable to lower sales of MicroMatrix and Integra Skin, partially offset by growth in PriMatrix and DuraSorb. The decrease in Integra Skin sales was primarily due to the clearance of backorders in the prior-year period.

Gross margin was $209.9 million for the three months ended September 30, 2026, an increase of $2.9 million from $207.0 million for the same period in 2025. Gross margin as a percentage of revenues was 51.0% for the three months ended September 30, 2026 and 51.5% for the same period in 2025.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2026	2025
Research and development	5.3%	5.6%
Selling, general and administrative	40.2%	42.0%
Intangible asset amortization	0.9%	0.9%
Total operating expenses	46.4%	48.5%
Total operating expenses, which consist of research and development, selling, general and administrative, and amortization expenses, decreased by $4.3 million, or 2.2%, to $191.0 million in the three months ended September 30, 2026, compared to $195.2 million in the same period in 2025.
Research and Development
Research and development expenses for the three months ended September 30, 2026 decreased by $0.6 million as compared to the same period in the prior year, primarily attributable to reduced spending in EU MDR.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended September 30, 2026 decreased by $3.7 million as compared to the same period in the prior year, primarily due to reduced spending on EU MDR and cost saving initiatives across the organization in the current year.
Intangible Asset Amortization
Amortization expense (which does not include amounts reported in cost of product revenues for technology-based intangible assets) for the three months ended September 30, 2026 was $3.8 million, consistent with the same period in the prior year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expense:

	Three Months Ended September 30,
Dollars in thousands	2026	2025
Interest income	$5,002	$4,982
Interest expense	(22,961)	(22,725)
Other income (expense), net	14,723	(842)
Total non-operating income and (expense)	$(3,236)	$(18,585)
Interest Income
Interest income for the three months ended September 30, 2026 was $5.0 million, consistent with the same period in the prior year.
Interest Expense
Interest expense for the three months ended September 30, 2026 increased by $0.2 million as compared to the same period in the prior year.
Other Income (Expense), net
Other income (expense), net for the three months ended September 30, 2026 changed by $15.6 million as compared to the same period in the prior year, primarily due to higher income on our cross-currency swap contracts, a gain contingency related to insurance recoveries associated with the flooding event at our Cincinnati manufacturing facility, and a gain recognized in connection with the Fortis litigation matter. For additional information regarding our cross-currency swap arrangements, see Note 6. Derivative Instruments.

Income Taxes

	Three Months Ended September 30,
Dollars in thousands	2026	2025
Income (loss) before income taxes	$15,664	$(6,824)
Provision (benefit) for income taxes	812	(1,420)
Effective tax rate	5.2%	20.8%
The Company’s effective income tax rates for the three months ended September 30, 2026 and 2025 were 5.2% and 20.8%, respectively.
The 2026 effective tax rate was primarily driven by the jurisdictional mix of income, partially offset by tax expense associated with returns filed in certain jurisdictions.
The effective tax rate may vary from period to period due to factors including the geographic and business mix of taxable earnings and losses, tax planning activities, and settlements with taxing authorities. The Company evaluates these factors, together with its history of taxable earnings, when assessing the realizability of its tax assets on a quarterly basis.
Additionally, changes in tax laws or regulations in the jurisdictions in which the Company operates could impact its effective tax rate. Governments in the U.S. and abroad continue to focus on tax reform and revenue-raising legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes several tax law changes, including permanent extensions of certain 2017 Tax Cuts and Jobs Act provisions, immediate expensing of certain research and development costs, and changes to interest expense deduction limitations.
The Company continues to monitor tax legislation enacted by foreign jurisdictions in response to the Organization of Economic Cooperation and Development’s (“OECD”) Pillar Two global minimum tax framework. Pillar Two generally provides for a 15% minimum tax on large multinational companies on a jurisdiction-by-jurisdiction basis, with certain provisions effective beginning in 2024.
Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025
Revenues and Gross Margin
For the nine months ended September 30, 2026, total revenues increased by $21.5 million to $1,221.9 million from $1,200.3 million for the same period in 2025, representing low-single digit growth compared to the same period in the prior year.
In the Specialty Surgery segment, revenues were $896.5 million, an increase of $19.3 million, or 2% from the prior year period. Excluding the impact of foreign currency of $4.1 million, the increase in revenue is primarily driven by Neurosurgery and Surgical Instruments, offset by decreases in our ENT Solutions business. Growth across the Neurosurgery business was partially offset by decreases in DuraGen revenues and by the impact of the flooding event at our Cincinnati manufacturing facility, which reduced revenues by approximately $7 million.
In the Tissue Reconstruction segment, revenues were $325.3 million, an increase of $2.2 million, or 1% from the prior year period. This is primarily attributable to growth in Primatrix and DuraSorb, offset by decreases in Cytal and MicroMatrix.
Gross margin was $646.6 million for the nine months ended September 30, 2026, an increase of $35.8 million from $610.8 million for the same period in 2025. Gross margin as a percentage of total revenue increased to 52.9% for the nine months ended September 30, 2026 from 50.9% in the same period in 2025. The increase in gross margin is primarily attributable to higher revenues and a reduction in costs associated with the Braintree remediation.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2026	2025
Research and development	5.7%	6.2%
Selling, general and administrative	42.2%	44.2%
Intangible asset amortization	0.9%	0.9%
Goodwill Impairment	—%	42.6%
Total operating expenses	48.8%	93.9%

Total operating expenses, which consist of selling, general and administrative expenses, research and development expenses, and amortization expenses, decreased by $530.2 million, or 47.0% to $596.9 million in the nine months ended September 30, 2026, compared to $1,127.2 million in the same period in 2025, primarily driven by goodwill impairment recorded in the second quarter of the prior year.
Research and Development
Research and development expenses for the nine months ended September 30, 2026 decreased by $4.5 million as compared to the same period, primarily attributable to reduced spending in EU MDR.
Selling, General and Administrative
Selling, general and administrative costs decreased by $14.5 million as compared to the same period in the prior year, primarily due to reduced spending on EU MDR and cost saving initiatives across the organization in the current year. The decrease was partially offset by a larger favorable contingent consideration adjustment recognized in the prior year period.
Intangible Asset Amortization
Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) for the nine months ended September 30, 2026 was $11.3 million, compared to $11.2 million for the same period in the prior year.
We expect total annual amortization expense to be approximately $26.7 million for the remainder of 2026, $106.1 million in 2027, $102.5 million in 2028, $97.2 million in 2029, $91.1 million in 2030, $88.1 million in 2031 and $357.1 million thereafter.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
Dollars in thousands	2026	2025
Interest income	$13,375	$14,112
Interest expense	(68,419)	(62,582)
Other income (expense), net	23,388	(2,932)
Total non-operating expense	$(31,656)	$(51,402)
Interest Income
Interest income for the nine months ended September 30, 2026 decreased by $0.7 million as compared to the same period in the prior year.
Interest Expense
Interest expense for the nine months ended September 30, 2026 increased by $5.8 million as compared to the same period in the prior year primarily due to higher interest rates on the borrowings under the revolving credit facility component of the Senior Credit Facility as compared to the interest rates on the 2025 Notes, which was repaid in August 2025.
Other Income (expense), net
Other income (expense), net for the nine months ended September 30, 2026, increased by $26.3 million as compared to the same period in the prior year, primarily due to higher income on our cross-currency swap contracts, a gain contingency related to insurance recoveries associated with the flooding event at our Cincinnati manufacturing facility, and a gain recognized in connection with the Fortis litigation matter. For additional information regarding our cross-currency swap arrangements, see Note 6. Derivative Instruments.

Income Taxes

	Nine Months Ended September 30,
Dollars in thousands	2026	2025
Income (loss) before income taxes	$17,999	$(567,812)
Provision (benefit) for income taxes	3,282	(53,042)
Effective tax rate	18.2%	9.3%
The Company’s effective income tax rates for the nine months ended September 30, 2026 and 2025 were 18.2% and 9.3%, respectively. The 2026 effective tax rate was primarily impacted by the jurisdictional mix of income and tax benefits in certain foreign jurisdictions. The 2025 effective tax rate was primarily impacted by a partially non-deductible goodwill impairment charge.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
United States	$299,323	$295,846	$895,802	$884,371
Europe	42,286	42,893	124,820	120,813
Asia Pacific	47,925	42,680	141,834	135,517
Rest of World	21,648	20,643	59,405	59,619
Total Revenues	$411,182	$402,062	$1,221,861	$1,200,320
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
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Working capital consists of total current assets less total current liabilities as presented in the consolidated balance sheets. The Company’s working capital as of September 30, 2026 and December 31, 2025 was $860.9 million and $703.6 million, respectively. The increase in working capital is driven by the 2026 amendment of our Securitization Facility, which resulted in the reclassification of borrowings from current liabilities to long-term liabilities.
Cash and Marketable Securities
The Company had cash and cash equivalents totaling approximately $252.3 million and $235.0 million at September 30, 2026 and December 31, 2025, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2026, our non-U.S. subsidiaries held approximately $182.9 million of cash and cash equivalents that are available for use outside the U.S. The Company asserts that it has the ability and intends to indefinitely reinvest the undistributed earnings from its foreign operations unless there is no material tax cost to remit the earnings into the U.S.
Short-Term Investments
The Company had short-term investments, primarily consisting of time deposits, which are valued based on Level 1 measurements in the fair value hierarchy, totaling approximately $59.7 million and $28.7 million, respectively, at September 30, 2026 and December 31, 2025.

Cash Flows

	Nine Months Ended September 30,
Dollars in thousands	2026	2025
Net cash provided by operating activities	$128,582	$38,568
Net cash used in investing activities	(68,377)	(73,156)
Net cash (used in) provided by financing activities	(38,809)	3,993
Effect of exchange rate fluctuations on cash	(4,183)	16,406
Cash Flows Provided by or Used in Operating Activities
Operating cash flows for the nine months ended September 30, 2026 increased by $90.0 million compared to the same period in 2025. Within operating cash flows, net income less non-cash adjustments increased for the nine months ended September 30, 2026 by approximately $91.2 million, primarily due to the reduced impact of quality and operational issues in the current year compared to the prior period, as well as lower spending on EU MDR compliance and Braintree transition.
The changes in assets and liabilities for the nine months ended September 30, 2026, net of business acquisitions, decreased cash flows by $19.6 million, mainly attributable to a decrease in accrued expenses and other current liabilities, due to payment of SIA contingent consideration, and an increase in other current assets. This is partially offset by improved customer collections and lower inventory balances, which included the impact of inventory write-offs associated with the Cincinnati flooding event.
The changes in assets and liabilities for the nine months ended September 30, 2025, net of business acquisitions, decreased cash flows by $18.4 million, mainly attributable to increases in inventory.
Cash Flows Used in Investing Activities
Uses of cash from investing activities for the nine months ended September 30, 2026 were $37.4 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities and other technology investments, and $31.0 million purchases of short term investments.
There were no sources of cash from investing activities for the nine months ended September 30, 2026.
Uses of cash from investing activities during the nine months ended September 30, 2025 were $64.2 million paid for capital expenditures to support improvement initiatives at a number of our manufacturing facilities, and other technology investments, $8.5 million related to purchases of short-term investments, and $0.4 million related to the settlement of our net investment hedges.
There were no sources of cash from investing activities for the nine months ended September 30, 2025.
Cash Flows Provided by Financing Activities
Uses of cash from financing activities in the nine months ended September 30, 2026 related to the repayments of $126.5 million under our Senior Credit Facility and Securitization Facility. In addition, the Company paid $6.8 million related to payment of SIA contingent consideration, $1.8 million in cash taxes for net equity settlements, and $0.3 million in debt issuance costs.
Sources of cash from financing activities for the nine months ended September 30, 2026 were $95.8 million of proceeds from borrowings of long term indebtedness and $0.8 million related to the proceeds from employee stock purchases.
Uses of cash from financing activities in the nine months ended September 30, 2025 related to the repayments of $69.8 million under our Senior Credit Facility and Securitization Facility, as well as $16.5 million related to payments of Arkis and SIA contingent consideration. In addition, the Company paid $3.9 million in debt issuance costs and $2.6 million in cash taxes paid for net equity settlements.
Sources of cash from financing activities for the nine months ended September 30, 2025 were $671.0 million of proceeds from borrowings of long-term indebtedness and $1.0 million related to the proceeds from the exercise of stock options.

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
Subsequent to the U.S. Supreme Court’s decision, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish an administrative process to issue refunds of any IEEPA tariffs imposed without appropriate authority. On April 20, 2026, the CBP launched an online portal referred to as the Consolidated Administration and Processing of Entries (“CAPE”) that can be used to facilitate the submission and processing of IEEPA tariff refund requests. As of September 30, 2026, the Company had submitted IEEPA tariff refund claims of $17.6 million, consisting of $16.7 million submitted through Phases 1 and 2 of CAPE and $0.9 million submitted through formal protests filed outside CAPE, all of which remain subject to CBP review and validation prior to the issuance of refunds. The Company expects the remaining amount will be received through Phase 3 of CAPE and through vendor refunds.
Any tariffs paid have been capitalized in inventory and have been recognized in cost of goods sold as those products subject to tariffs have been sold. In the first quarter of 2026, the Company applied the guidance within FASB Topic 405-20, Liabilities - Extinguishments of Liabilities (“ASC 405-20”) and as a result, recognized a receivable of $19.0 million, recorded within other current assets, for tariffs previously paid on imported goods that are subject to refund. Of this amount $3.4 million had been previously expensed in 2025 to cost of goods sold, and $15.6 million would have been expensed in the current year. These adjustments relate to the legal right to receive a refund of IEEPA tariffs previously imposed on the Company without appropriate authority. During the nine months ended September 30, 2026, the Company received cash refunds of $16.2 million, which reduced the receivable balance, and recognized cash interest receipts of $0.7 million associated with those refunds.
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

The Senior Credit Facility is subject to various financial and negative covenants and, at September 30, 2026, the Company was in compliance with all such covenants. Our Consolidated Total Leverage Ratio was 3.80, with the covenant requirement at 4.75 at the end of September 30, 2026. As outlined in the table in Note 5. Debt, the covenant requirement will drop from 4.75 to 4.50 for the fiscal quarter ended December 31, 2026.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements during the nine months ended September 30, 2026 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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
OTHER MATTERS
Critical Accounting Estimates
We based the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. The critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 did not materially change in the nine months ended September 30, 2026.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100-basis points increase or decrease in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2026 would impact interest income by approximately $2.5 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Short-Term Investments - We are exposed to the risk of interest rate fluctuations on the interest income earned on our short-term investments. A hypothetical 100 basis points movement in interest rates applicable to our short-term investments outstanding at September 30, 2026 would increase or decrease interest income by approximately $0.6 million on an annual basis.
Debt - Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. We use interest rate swap derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. These interest rate swaps fix the interest rate on a portion of our expected SOFR-indexed floating-rate borrowings. These interest rate swaps were designated as cash flow hedges as of September 30, 2026. The total notional amounts related to the Company’s interest rate swaps were $900.0 million, of which all are effective as of September 30, 2026. Based on our outstanding borrowings at September 30, 2026, a 100 basis points change in interest rates would have impacted interest expense on the unhedged portion of the debt by $9.5 million on an annualized basis. See Note 6. Derivative Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further information regarding interest rate swaps.
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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities:
None.
Purchases of Equity Securities:
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 9, 2024 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

3.2
Third Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of February 21, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023)

4.1
Indenture, dated as of October 19, 2026, by and between Integra LifeSciences Holdings Corporation, Truist Bank, as trustee and notes collateral agent, and the guarantor parties thereto (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 19, 2026)

10.1
Amended and Restated Credit Agreement, dated October 19, 2026, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, [JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., Citizens Bank, N.A., DNB Carnegie Inc., PNC Capital Markets LLC, Truist Securities, Inc., Capital One, National Association, Goldman Sachs Bank USA, Wells Fargo Securities, LLC, BMO Capital Markets Corp., Santander Bank, N.A., The Huntington National Bank, Morgan Stanley Senior Funding, Inc. and MUFG Bank, Ltd.], as Co-Syndication Agents, and The Bank of Nova Scotia and Pinnacle Bank, a Tennessee chartered bank, d/b/a Synovus Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2026)

10.2
Ratification Agreement, dated as of October 19, 2026, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 19, 2026)

10.3*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Restricted Stock Unit Award Agreement (2026)

10.4*+	Form of Integra LifeSciences Holdings Corporation Fifth Amended and Restated 2003 Equity Incentive Plan Non-Qualified Stock Option Award Agreement (2026)

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+#	Inline XBRL Taxonomy Extension Schema Document

101.CAL+#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+#	Inline XBRL Definition Linkbase Document

101.LAB+#	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Indicates this document is filed as an exhibit herewith.
#
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 filed on October 23, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 23, 2026	/s/ Stuart M. Essig, Ph.D.
Stuart M. Essig, Ph.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2026	/s/ Lea Knight
Lea Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2026	/s/ Jeffrey A. Mosebrook
Jeffrey A. Mosebrook
Senior Vice President, Finance
(Principal Accounting Officer)